Form 10QSB
period 1996-03-31
TECH ELECTRO INDUSTRIES INC/TX
filed 1996-05-13
CIK 886912

UNITED STATES
			   SECURITIES AND EXCHANGE COMMISSION
				Washington, D. C.  20549





				       FORM 10-QSB




		   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


			   SECURITIES EXCHANGE ACT OF 1934


					 for

			  Three Months Ended March 31, 1996

			   Commission File Number 0-27210

			    TECH ELECTRO INDUSTRIES, INC.
			    _____________________________


			  TEXAS                              75-2408297
	     _____________________________________________________________
	      (State or other jurisdiction of           (I.R.S. Employer
	       incorporation or organization)            Identification No.)


	     4300 Wiley Post Road, Dallas, Texas                 75244-2131
	     ______________________________________________________________
	     (Address of principal executive offices)         (Zip Code)


	     Registrant's telephone number, including area code:
			     (214) 239-7151

		    Indicate by check  mark whether the registrant (1) has
	    filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes_X___No____

		    As  of  March 31, 1996  the  registrant  had 1,258,275
	    shares of common stock outstanding.

			     TECH ELECTRO INDUSTRIES, INC.

					 INDEX

								  Page Number
	    Part I - Financial Information

		Item 1 - Financial Statements (unaudited)

		     Consolidated    Balance    Sheet   at
		     March 31, 1996 and 1995.                          3

		     Consolidated Statement  of Income for
		     the Periods Ended  March 31, 1996 and
		     and 1995.                                         5

		     Consolidated Statements of Cash Flows
		     for the Periods Ended  March 31, 1996
		     1996                                              6

		     Notes   to   Consolidated   Financial
		     Statements.                                       7

		Item 2  -  Management's   Discussions  and
		     Analysis  of Financial  Condition and
		     Results of Operations.                           12


	    Part II - Other Information

		Item 1 - Legal Proceedings                            13


	    Signatures                                         14

Part 1
			     Financial Information

    Item 1 - Financial Statement


		  Tech Electro Industries, Inc. and Subsidiary

			   Consolidated Balance Sheet
			   __________________________

	   ( Prepared from the books without verification by audit )

		     Periods Ended:  March 31, 1996 and 1995

							     ASSETS
							      ______

												   1996        1995
												   ----        ----
    CURRENT ASSETS
	Cash                                           1,787,481      34,794
	Certificate of Deposit                           206,417         -0-
	Accounts Receivable - Customers                  439,689     380,330
	Accounts Receivable - Other                       15,622      10,588
	Advance to Employee                              102,000         -0-
	Notes Receivable                                  61,023      34,421
	Inventory, at Lower of Cost or Market          1,065,644   1,206,354
	Deferred Federal Income Tax Asset                 17,398      27,053
	Prepaid Federal Income Tax                         8,410         -0-
	Prepaid Expenses                                 283,193      68,478
											  _________   __________
    TOTAL CURRENT ASSETS                        3,780,460   1,762,018


    PLANT & EQUIPMENT, at cost
	Lab and Computer Equipment                       293,503     235,241
	Furniture and Fixtures                           154,255     122,568
	Automobiles                                       21,943      21,943
											  _________     ________
												 469,701     379,752
	Less Accumulated Depreciation                    294,481     275,693
									       _________     ________
    TOTAL PLANT AND EQUIPMENT                     175,220     104,059


    OTHER ASSETS
	Deferred Federal Income Tax                       22,070      25,676
	Investment in Bonds                                2,000       2,000
											   _________     ________
												 230,487      27,676


    TOTAL ASSETS                                4,186,167   1,893,753
								       =========   ==========

    See notes to Consolidated Financial Statements

		   Tech Electro Industries, Inc. and Subsidiary

			    Consolidated Balance Sheet
			    __________________________

	     ( Prepared from the books without verification by audit )

		       Period Ended:  March 31, 1996 and 1995

			 LIABILITIES & STOCKHOLDERS' EQUITY
			 __________________________________

												      1996         1995
     CURRENT LIABILITIES
	 Accounts Payable - Trade                          153,875     181,397
	 Accounts Payable - Others                             -0-         376
	 Accrued Liabilities                                39,408      27,871
	 Federal Income Tax Payable                          1,046         -0-
	 Notes Payable - Banks                             339,991     219,995
	 Notes Payable - Affiliates                        245,000         -0-
	 Notes Payable - Others                                -0-       4,866
												    _________  __________
     TOTAL CURRENT LIABILITIES                       779,320     434,505


     LONG-TERM DEBT
	 Notes Payable - Affiliates                            -0-     279,000
	 Deferred Compensation Payable                      99,651      99,651
												 _________  __________
     TOTAL LONG-TERM DEBT                            99,651     378,651


     STOCKHOLDERS' EQUITY
	 Preferred Stock, $1.00 par value;
	   1,000,000 shares authorized;
	   300,000 Class A issued and out-
	   standing, liquidation preference
	   of $1,575,000; 65,000 Class B
	   issued and outstanding, liquida-
	   tion preference of $341,250                     365,000         -0-
	 Common Stock, $0.01 par value;
	   10,000,000 shares authorized,
	   1,258,275 shares issued and
	   outstanding                                      12,583       6,528
	 Additional Paid-in Capital                      2,371,879     539,042
	 Retained Earnings                                 551,810     546,224
	 Current Income                                      5,924     -11,197
												   _________  __________
												 3,307,196   1,080,597


     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     4,186,167   1,893,753
											 =========   =========

     See notes to Consolidated Financial Statements

		      Tech Electro Industries and Subsidiary

			   Consolidated Income Statement
			   _____________________________

	      ( Prepared from the books without verification by audit )

		     Periods Ended:  March 31, 1996 and 1995

									     Quarter            Year to Date
									 1996      1995        1996      1995
									   ----      ----        ----      ----
     SALES                             867,944    773,414    867,944    773,414

     COST OF GOODS SOLD                617,396    573,067    617,396    573,067
								 _________  _________  _________  _________

     GROSS PROFIT                      250,548    200,347    250,548    200,347

     GENERAL AND ADMINISTRATIVE        248,639    199,451    248,639    199,451
								 _________  _________  _________  _________

     INCOME (LOSS) FROM OPERATIONS       1,909        896      1,909        896


     OTHER INCOME (EXPENSE)
       Interest Income                  18,354         73     18,354         73
       Interest Expense                (13,293)   (18,195)   (13,293)   (18,195)
								 _________  _________  _________  _________

     INCOME (LOSS) BEFORE TAX            6,970    (17,226)     6,970    (17,226)

     INCOME TAX EXPENSE
       Current                           1,046        -0-      1,046        -0-
       Deferred                            -0-     (6,029)       -0-     (6,029)
								 _________  _________  _________  _________
									 1,046     (6,029)     1,046     (6,029)
							     _________  _________  _________  _________
     NET INCOME (LOSS)                   5,924    (11,197)     5,924    (11,197)
							     =========  =========  =========  =========
     Income (Loss) Attributable
       to Common Stockholders          (15,976)   (11,197)   (15,976)   (11,197)
								 =========  =========  =========  =========

     EARNINGS PER SHARE                   (.01)      (.01)      (.01)      (.01)
								 =========  =========  =========  =========

     See notes to Consolidated Financial Statements

		     Tech Electro Industries, Inc. and Subsidiary
			 Consolidated Statements of Cash Flows
			 _____________________________________
	       ( Prepared from the books without verificaton by audit )

			Periods Ended:  March 31, 1996 and 1995

												     1996        1995
												     ----        ----
     CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       5,924     (11,197)
  Adjustments to reconcile net income to cash
	 Depreciation                                         5,591       4,041
	    Deferred taxes                                         -0-      (6,029)
	    Changes in operating assets and liabilities
	     (Increase) decrease in -
		Accounts receivable                            (76,590)     19,269
		       Other receivable                                (6,040)     18,664
		       Advance to employee                           (102,000)        -0-
		       Inventory                                       86,534      90,028
		Deferred IPO costs                              78,772         -0-
		       Prepaid expenses                              (242,462)     (4,072)
	      Increase (decrease) in -
		       Accounts payable                              (117,612)   (184,715)
		       Accrued liabilities                             10,657      15,828
		       Federal income tax payable                       1,046         -0-
												    _______     _______
     NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES                            (356,180)    (58,183)

     CASH FLOWS FROM INVESTING ACTIVITIES
       Additions to property and equipment              (43,900)    (11,994)
       Interest earned on certificate of deposit         (2,574)        -0-
       Advances on Note Receivable                      (29,537)        -0-
       Repayments on Note Receivable                      5,000         -0-
													 _______     _______
     NET CASH USED BY INVESTING ACTIVITIES              (71,011)    (11,994)
												    _______     _______
     CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from short-term debt                        -0-       4,866
       Payments on short-term debt                      (20,001)   (350,000)
       Payments on related party borrowing                  -0-     (57,341)
       Proceeds from sale of preferred, common
		  and warrants                               2,103,891     387,340
       Dividends paid                                    (9,000)        -0-
												  _________     _______
     NET CASH PROVIDED (USED) BY
       FINANCING ACTIVITIES                           2,074,890     (15,135)
												  _________     _______

     NET INCREASE (DECREASE) IN CASH                  1,647,699     (85,312)

     CASH AT BEGINNING OF PERIOD                        139,782     120,106
												       _________     _______
     CASH AT END OF PERIOD                            1,787,481      34,794
												  =========     =======
     SUPPLEMENTAL INFORMATION - Interest paid            13,376      19,686
												  =========     =======
     INCOME TAXES PAID                                      -0-         -0-
												  =========     =======

     See notes to Consolidated Financial Statements

		    TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARY

			    NOTES TO FINANCIAL STATEMENTS

				    March 31, 1996


	NOTE A - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions per
	Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

	In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

	NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	PRINCIPLES OF CONSOLIDATION
	The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Computer Components Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

	INCOME TAXES

	The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences
	are expected to affect taxable income.   Valuation allowances are es-
	tablished when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or re-fundable for the period plus or minus the change during the period in deferred tax assets and liabilites.

										 Qtr.               YTD
								   1996      1995       1996    1995
								   ----      ----       ----    ----
	Federal current tax expense       1,046       -0-      1,046     -0-
	Federal deferred tax expense        -0-    (6,029)       -0-  (6,029)
								 _______   _______    ______  _______
								  1,046    (6,029)     1,046  (6,029)
								 =======   =======    ======  =======

		    TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARY

			    NOTES TO FINANCIAL STATEMENTS

				    March 31, 1996


	NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	INCOME PER SHARE
	Income per share has been computed by dividing net income less preferred stock dividends of $21,900 and $0.00 for the quarters ended March 31, 1996 and 1995 by the weighted average number of shares of common shares and common stock equivalents outstanding. Common stock equivalents include the dilutive effect of all warrants outstanding as though they had been outstanding for all periods
	presented.   Fully diluted loss  per share for both  periods is the
	same as primary loss per share since the assumed conversion of com-mon stock warrants and preferred stock would be anti-dilutive.

	DIVIDENDS
	Dividends are accrued monthly on 300,000 shares of Class A Preferred Stock and 65,000 shares of Class B Preferred Stock, $0.030625 per share. Dividends paid during the quarter ended March 31, 1996 were $9,000 and dividends payable at March 31, 1996 were $12,900. There was no Class A Preferred declared during 1995 and the Class B Prefer-red ( issued November, 1995 ) shareholders waived accrual or payment of dividends until such time as the Class A Preferred shares were issued.

	NOTE C - ACCOUNTS RECEIVABLE

	The Company recognizes revenue upon shipment of goods and billing to a customer and does not maintain any set policy regarding the cus-
	tomer's right of return.   Customer requests to return  products for
	refund or credit are handled on an individual basis at the discretion of management. The refunds or credits in any given year are not sign-ificant to the overall operations of the Company

	In the normal course of business, the Company extends unsecured credit to virtually all of its customers doing business in the manufacture
	of various consumer and industrial electronic goods.   The Company's
	customers are located throughout the United States.

	Because of the credit risk involved, management has provided an allow-ance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

		    TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARY

			    NOTES TO FINANCIAL STATEMENTS

				    March 31, 1996


	NOTE D - INVENTORIES

	A small  portion of the  inventory  consists of  materials  which are
	used in the  assembly  of batteries  into  packs.   Inventory  as  of
	March 31, 1996 and 1995, consisted of the following:

										  1996         1995
	   Electronic Components              $1,051,924    $1,168,524
	   Pack materials                         61,420        54,909
	   Reserve for obsolescence              (47,700)      (17,079)
								      __________    __________
								      $1,065,644    $1,206,354

	NOTE E - PREPAID EXPENSES

	Prepaid expenses at March 31, 1996 and 1995, consisted of the fol-lowing:

										   1996         1995
	   Advance payments on overseas
	     inventory orders                    $181,501     $26,645

	   Prepaid two year consulting fees,
	     net of amortization                   55,000         -0-

	   Prepaid insurance                       10,344       3,234

	   Other prepaid expenses                  36,348      38,599
										 ________     _______
										 $283,193     $68,478

	NOTE F - Advance to Employee

	During February, 1996 the Company advanced $105,000 to an employee. The advance earns interest at 6%. In accordance with an employment agreement the advance amount will be reduced and expensed as earned compensation evenly over a two year period. During the first quarter the Company expensed $3,000 as of March 31, 1996.

		    TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARY

			    NOTES TO FINANCIAL STATEMENTS

				    March 31, 1996


	NOTE G - BANK DEBT

	Bank debt as of March 31, 1996 and 1995, consisted of the following:

												    1996        1995
	   $200,000 term note to Nations Bank Texas NA,
	   dated  December 29, 1995  and due  March 31,
	   1997, with interest due  monthly at 7.5% per
	   annum, secured by a $203,843 certificate  of
	   deposit and personally guaranteed by the ma-
	   jority shareholder.                           $200,000   $   -0-

	   $139,991 term note to  Bank One,  Texas with
	   $6,666  principal due monthly  plus interest
	   at base rate  plus 1% maturing  December 30,
	   1997 Secured by accounts receivable,  inven-
	   tory,  automotive  equipment and  personally
	   guaranteed by the major shareholder.           139,991    219,995
												 ________   ________
												 $339,991   $219,995
												 ========   ========

	NOTE H - NOTES PAYABLE TO AFFILIATES

	Notes payable to related parties at March 31, 1996 and 1995, con-sisted of the following.

												  1996         1995
	   Unsecured note payable to Jacqueline G.
	   La Taste, a majority shareholder, interest
	   payable at 9.5% in monthly installments of
	   $792, with principal due March 31, 1997.     $100,000     $   -0-

	   Unsecured note payable to Jacqueline G.
	   La Taste a majority shareholder, interest
	   payable at 10.25% in monthly installments
	   of $1,239.00, with princpal due
	   March 31, 1997.                               145,000      245,000

	   Unsecured note payable to La Taste Enter-
	   prises, an entity affiliated thru common
	   ownership, paid June 3, 1995.                    -0-        34,000
												________     ________
												$245,000     $279,000

	   Less current portion                          245,000          -0-
												________     ________
	   Long term portion                            $    -0-     $279,000

		    TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARY

			    NOTES TO FINANCIAL STATEMENTS

				    March 31, 1996



	NOTE I - ORGANIZATION

	On January 10, 1992, Electric & Gas Technology, Inc. (E&GT) formed a Texas corporation, Tech Electro Industries, Inc. (TEI). E&GT acquired 1,550,000 shares of common stock of TEI for $50,000. On January 31, 1992, pursuant to an Agreement and Plan of Reorganiza-tion, TEI issued to the shareholders of Computer Components Corp-oration ( CCC ) ( a Texas corporation ) an aggregate of 4,198,192 shares of its common stock in exchange for 100% of the outstanding shares of CCC. As a result of the issuance of said shares of TEI as described above, the former shareholders of CCC became, as a group (5 persons), the holders of 73% of the issued and outstanding shares of TEI and the holdings of E&GT were reduced to 27%.

	On February 3, 1992, E&GT declared a dividend consisting of approxi-mately 1,200,000 of its TEI shares to be distributed to E&GT share-holders of record as of March 10, 1992. After the distribution of of the dividend shares, the holdings of E&GT were reduced to approxi-mately 6.08% of the total issued and outstanding shares.

	The Company closed on a Form SB-2 Registration Statement on February 1, 1996, to issue 300,000 units, of which each unit comprised 1 common share and 1 class A preferred share. The offering price was $8.25 per unit resulting in an aggregate offering price of $2,475,000 before underwriting fees and other costs ( excluding underwriters' over-allotment option of 45,000 units). In connection with the offer-ing, 300,000 warrants (excluding underwriters' over-allotment option) were also separately offered at $0.10 per warrant exercisable at $3.50 per share. A net offering price of $2,178,315 was received for the units and the warrants at closing and the Company incurred addi-tional offering costs of $138,338 which were netted against the proceeds. In addition, the Company sold at $0.10 per warrant an additional 1,600,000 warrants to purchase 1,600,000 common shares at an exercise price of $3.50 per share. In March of 1996, the under-writer purchased the 45,000 over-allotment warrants for a net price of $3,915 after a 10% discount and the 3% expense allowance, to make a total of 1,945,000 warrants outstanding.

	   Item 2.  Managements Discussion and Analysis of Financial
		       Condition and Results of Operations


		For the three month ending March 31, 1996, the Company had sales of $867,944, a 12.2% increase from sales of $773,414 for the period ending March 31, 1995. The increase in sales was attributable to the following factors:

		Import Product sales increased the first quarter of 1996 to a level of $532,509, 15.2% over the same period last fiscal year period sales of $462,088.

		Battery Assembly Sales increased in sales 10.9% from $197,052 in the first quarter of Fiscal 1995, to $218,726 in the first quarter of Fiscal 1996.

		The Company income from operations of $1,909 ( unaudited ) for the three month period ending March 31, 1996 was an increase of $1,013, a 113%, from the income of $896 in the like period
	   of the prior Fiscal year.   This increase can be attributed ex-
	   clusively to the previously outlined sales increase.

		The Company purchase order backlog increased from $1,088,000 at the end of the first quarter of Fiscal 1995 to $1,247,460 at the end of the first quarter of Fiscal 1996, or a backlog increase of 14.7%.

		The United States dollar exchange rate against the cur-rencies of other major nations of the world, Japan in particular, continues to ease, from ratios of the Japanese yen versus the United States dollar as low as 80:1, during Fiscal 1995, this ratio has risen to as high as 105.4 as of the date this report
	   is being prepared ( April 1996 ).   This higher ratio is favor-
	   able to the Company, allowing an advantage in its dealings where these declining foreign currencies' rates of exchange are involved.

		In February, 1996 the Company completed a public offering of its securities and received in excess of Two Million ($2,000,000) Dollars which sum will adequately take care of the Company's cash requirements for the present and foreseeable future.

		In the first quarter of Fiscal 1995, interest expense was $18,195 as compared to $13,293 in the first quarter of Fiscal 1996. Interest income increased to $18,354 for the first quar-ter of Fiscal 1996 as compared to $73 for the same period of Fiscal 1995. The bulk of this income was from temporary invest-ments utilizing the proceeds of the public offering completed February 1, 1996.

	   Item 2.  Managements Discussion and Analysis of Financial
		       Condition and Results of Operations

				     - continued -

		The Company is expanding and improving in several areas of its electronic component products sales base;

		The Company's relay program commenced shipments in the first quarter of 1996 and continues to show growth. Customer orders, exceeding $149,600 have been received. This initial order, for a specific new customer, is forecast by the customer to increase to over $1,000,000 in Fiscal 1997. With the initia-tion and projected expansion of this program, Management anti-cipates a growth to relay sales levels exceeding $1,500,000 annually by the end of the 1997 Fiscal year. These expanding sales activities are a direct result of Management's trip to mainland China, April of 1995. Management will in April, 1996, duplicate its earlier visit to mainland China, Hong Kong and Taiwan not only to seek new electronic products to add to it's line, but also to meet with electronic engineers to establish a Company Far East office in either Hong Kong or Mainland China for quality control, production scheduling and local business affairs.

		The latest addition to the Company's line of electronic components is a 120 volt AC wall transformer, as used by many household products for the generation of low voltage AC power. Inventories of this product has already been received by the
	   Company.   The immediate potential sales for the Company relate
	   to the  "home security"  systems used in  businesses, homes and
	   apartments.   Unshipped purchase  orders for this product as at
	   the end of the first quarter of Fiscal 1996 was $161,400.   The
	   Company has been advised by "UL" in Hong Kong that the Company's transformer units which are being manufactured in mainland China have passed all requirements for and received "UL" and "CSA" ( Underwriter's Labs. and Canadian Standards ) approvals. This line of transformers now introduces a new product line that will produce anticipated sales to a new customer base.


				       Part II

				  Other Information

	   Item 1 - Legal Proceedings

		    None.

				      SIGNATURES
				      __________

	    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					      TECH ELECTRO INDUSTRIES, INC.

	    May 13, 1996                     /s/ Craig D. La Taste
	    __________________               _____________________________
	    Date                             Craig D. La Taste
					     Chairman of the Board and
					     President


	    May 13, 1996                    /s/ Julie Sansom-Reese
	    __________________               ______________________________
	    Date                             Julie Sansom-Reese
					     Chief Financial Officer