Form 10QSB
period 1996-06-30
TECH ELECTRO INDUSTRIES INC/TX
filed 1996-08-15
CIK 886912

UNITED STATES
			   SECURITIES AND EXCHANGE COMMISSION
				Washington, D. C.  20549





				       FORM 10-QSB




		   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


			   SECURITIES EXCHANGE ACT OF 1934


					 for

			   Six Months Ended June 30, 1996

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

		    Indicate by check  mark whether the  registrant (1) has
	    filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes_X___No____

		    As of June 30, 1996 the registrant had 1,308,275 shares
	    of common stock outstanding.

			     TECH ELECTRO INDUSTRIES, INC.

					 INDEX

								  Page Number
	    Part I - Financial Information

		Item 1 - Financial Statements (unaudited)

		     Consolidated   Balance    Sheets   at
		     June 30, 1996 and 1995                            3

		     Consolidated Statements of Operations
		     for the Periods  Ended  June 30, 1996
		     and 1995                                          5

		     Consolidated Statements of Cash Flows
		     for the Periods  Ended  June 30, 1996
		     and 1995                                          6

		     Notes   to   Consolidated   Financial
		     Statements                                        7

		Item 2  -  Management's   Discussions  and
		     Analysis  of Financial  Condition and
		     Results of Operations                            13


	    Part II - Other Information

		Item 1 - Legal Proceedings                            15


	    Signatures                                                16

				     Part 1
			     Financial Information

    Item 1 - Financial Statement


		 Tech Electro Industries, Inc. and Subsidiaries

			  Consolidated Balance Sheets
			  ___________________________

	   ( Prepared from the books without verification by audit )

		     Periods Ended:  June 30, 1996 and 1995

				   ASSETS
				   ______

							  1996        1995
							  ----        ----
    CURRENT ASSETS
	Cash                                             557,890      71,853
	Certificate of Deposit                           209,024         -0-
	Marketable Securities                            920,200         -0-
	Accounts Receivable - Customers                  449,238     379,660
	Accounts Receivable - Other                       17,060       8,282
	Advance to Employee                               93,000         -0-
	Notes Receivable                                  62,968      34,421
	Inventory, at Lower of Cost or Market          1,362,634   1,044,542
	Deferred Federal Income Tax                       19,377       7,801
	Prepaid Federal Income Tax                         8,410       7,000
	Prepaid Expenses                                 296,042      74,499
						       _________   __________
    TOTAL CURRENT ASSETS                               3,995,843   1,628,058


    PLANT & EQUIPMENT, at cost
	Lab and Computer Equipment                       309,222     253,514
	Furniture and Fixtures                           157,252     124,692
	Automobiles                                       21,943      21,943
						       _________     ________
							 488,417     400,149
	Less Accumulated Depreciation                    303,573     279,511
						       _________     ________
    TOTAL PLANT AND EQUIPMENT                            184,844     120,638


    OTHER ASSETS
	Deferred Federal Income Tax                       22,070      25,676
	Investment in Bonds                                2,000       2,000
						       _________     ________
							  24,070      27,676


    TOTAL ASSETS                                       4,204,757   1,776,372
						       =========   ==========

					 3

		  Tech Electro Industries, Inc. and Subsidiaries

			   Consolidated Balance Sheets
			   ___________________________

	     ( Prepared from the books without verification by audit )

		       Period Ended:  June 30, 1996 and 1995

			 LIABILITIES & STOCKHOLDERS' EQUITY
			 __________________________________

							   1996         1995
							   ----         ----
     CURRENT LIABILITIES
	 Accounts Payable - Trade                          171,717     136,495
	 Accounts Payable - Others                           4,172          19
	 Accrued Liabilities                                39,815      28,046
	 Federal Income Tax Payable                            -0-       7,153
	 Notes Payable - Banks                             319,992     199,994
	 Notes Payable - Affiliates                        245,000         -0-
	 Notes Payable - Others                             50,703       3,539
							 _________  __________
     TOTAL CURRENT LIABILITIES                             831,399     375,246


     LONG-TERM DEBT
	 Notes Payable - Affiliates                            -0-     145,000
	 Deferred Compensation Payable                      99,651      99,651
							 _________  __________
     TOTAL LONG-TERM DEBT                                   99,651     244,651


     STOCKHOLDERS' EQUITY
	 Preferred Stock, $1.00 par value;
	   1,000,000 shares authorized;
	   65,000 Class B issued and out-
	   standing, liquidation preference
	   of $341,250; 300,000 Class A issued
	   and outstanding, liquidation pre-
	   ference of $1,575,000                           365,000         -0-
	 Common Stock, $0.01 par value;
	   10,000,000 shares authorized,
	   1,308,275 shares issued and
	   outstanding                                      13,083       6,528
	 Additional Paid-in Capital                      2,431,697     539,042
	 Retained Earnings                                 463,927     610,905
							 _________  __________
							 3,273,707   1,156,475


     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            4,204,757   1,776,372
							 =========   =========

     See notes to Consolidated Financial Statements

		      Tech Electro Industries and Subsidiaries

			Consolidated Statements of Operations
			_____________________________________

	      ( Prepared from the books without verification by audit )

		     Periods Ended:  June 30, 1996 and 1995

					     Quarter            Year to Date
					 1996      1995        1996      1995
					 ----      ----        ----      ----
     SALES                             976,448  1,045,567  1,844,392  1,818,981

     COST OF GOODS SOLD                699,508    726,241  1,316,906  1,299,308
				     _________  _________  _________  _________

     GROSS PROFIT                      276,940    319,326    527,486    519,673

     GENERAL AND ADMINISTRATIVE        301,958    206,197    550,599    405,648
				     _________  _________  _________  _________

     INCOME (LOSS) FROM OPERATIONS     (25,018)   113,129    (23,113)   114,025


     OTHER INCOME (EXPENSE)
       Interest Income                  22,568        289     40,920        362
       Interest Expense                (13,388)   (11,135)   (26,679)   (29,330)
				     _________  _________  _________  _________

     INCOME (LOSS) BEFORE TAX          (15,838)   102,283     (8,872)    85,057

     INCOME TAX EXPENSE (BENEFIT)
       Current                          (1,046)    26,405        -0-     20,376
       Deferred                         (1,979)       -0-     (1,979)       -0-
				     _________  _________  _________  _________
					(3,025)    26,405     (1,979)    20,376
				     _________  _________  _________  _________
     NET INCOME (LOSS)                 (12,813)    75,878     (6,893)    64,681
				     =========  =========  =========  =========
     INCOME (LOSS) ATTRIBUTABLE
       TO COMMON STOCKHOLDERS          (45,663)    75,878    (61,643)    64,681
				     =========  =========  =========  =========

     EARNINGS (LOSS ) PER SHARE          (.04)       .06       (.05)       .05
				     =========  =========  =========  =========





     See notes to Consolidated Financial Statements

		    Tech Electro Industries, Inc. and Subsidiaries

			 Consolidated Statements of Cash Flows
			 _____________________________________

	       ( Prepared from the books without verificaton by audit )

			Periods Ended:  June 30, 1996 and 1995

							      1996        1995
							      ----        ----
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                     (6,893)     64,681
       Adjustments to reconcile net income (loss) to
	 cash provided (used) by operations
	   Depreciation                                      14,683       7,859
	   Provision for obsolete inventory                   8,400         -0-
	   Deferred taxes                                    (1,979)     13,223
	 Changes in operating assets and liabilities
	     (Increase) decrease in -
		Marketable Securities                      (920,200)        -0-
		Accounts receivable                         (70,747)     19,939
		Other receivable                             (6,494)     20,970
		Advance to employee                         (93,000)        -0-
		Inventory                                  (197,431)    251,840
		Prepaid Federal Income Tax                      -0-      (7,000)
		Prepaid expenses                           (176,539)    (10,093)
	     Increase (decrease) in -
		Accounts payable                           (125,923)   (229,948)
		Accrued liabilities                          24,497      15,978
		Federal income tax payable                      -0-       7,153
							  _________     _______
     NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES                              (1,551,626)    154,602

     CASH FLOWS FROM INVESTING ACTIVITIES
       Additions to property and equipment                  (51,048)    (32,391)
       Additions to certificate of deposit                   (5,181)        -0-
       Advances on Note Receivable                          (31,482)        -0-
       Repayments on Note Receivable                          5,000         -0-
							  _________     _______

     NET CASH USED BY INVESTING ACTIVITIES                  (82,711)    (32,391)
							  _________     _______
     CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from short-term debt                         50,703       3,539
       Payments on short-term debt                          (60,000)   (370,002)
       Payments on related party borrowing                       -0-   (191,341)
       Proceeds from sale of preferred, common, warrants   2,103,891     387,34
       Dividends paid                                       (43,800)        -0-
							  _________     _______
     NET CASH PROVIDED (USED) BY
       FINANCING ACTIVITIES                               2,050,794    (170,464)
							  _________     _______

     NET INCREASE (DECREASE) IN CASH                        416,457     (48,253)

     CASH AT BEGINNING OF PERIOD                            141,433     120,106
							  _________     _______

     CASH AT END OF PERIOD                                  557,890      71,853
							  =========     =======

     SUPPLEMENTAL INFORMATION
	Interest paid                                        26,642      29,330
							  =========     =======
	Income taxes paid                                       -0-       7,000
							  =========     =======
     Supplemental schedule of Non-Cash Investing Activity
       Stock exchange with Vary Brite Technologies, Inc.     12,178         -0-
							  =========     =======


     See notes to Consolidated Financial Statements

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				    June 30, 1996


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

	In the opinion of management, all adjustments ( consisting of normal recurring adjustments ) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

	NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	PRINCIPLES OF CONSOLIDATION

	The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Computer Components Corporation and Vary Brite Technologies, Inc. All signifi-cant intercompany transactions and balances have been eliminated in consolidation.

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

	INCOME (LOSS) PER SHARE

	Income ( loss ) per share has been  computed by dividing net income
	(loss) adjusted for preferred stock dividends of $54,750 and $0.00 for the quarters ended June 30, 1996 and 1995 by the weighted aver-age number of shares of common shares and common stock equivalents outstanding. Common stock equivalents include the dilutive effect of all warrants outstanding as though they had been outstanding for

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				    June 30, 1996


	NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	all periods presented. Fully diluted loss per share for the quarter and six month ending June 30, 1996 (which are the only periods for which the preferred stock was issued and subject to conversion) the same as primary loss per share since the assumed conversion of com-mon stock warrants and preferred stock would be anti-dilutive.

	DIVIDENDS

	Dividends are accrued monthly on 300,000 shares of Class A Preferred Stock and 65,000 shares of Class B Preferred Stock, $0.030625 per share. Dividends paid during the quarter ended June 30, 1996 were $34,800 and dividends payable at June 30, 1996 were $10,950. There was no Class A Preferred declared during 1995 and the Class B Prefer-red ( issued November, 1995 ) shareholders waived accrual or payment of dividends until such time as the Class A Preferred shares were issued.

	MARKETABLE SECURITIES

	Marketable securities consist of market debt and equity securities and are classified as trading securities.

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

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				    June 30, 1996


	NOTE D - INVENTORIES

	A small  portion of the  inventory  consists of  materials  which are
	used in the  assembly  of batteries  into  packs.   Inventory  as  of
	June 30, 1996 and 1995, consisted of the following:

						  1996         1995
	   Electronic Components              $1,353,799    $1,010,249
	   Pack materials                         60,735        52,081
	   Reserve for obsolescence              <51,900>      <17,788>
					      __________    __________
					      $1,362,634    $1,044,542
					      ==========    ==========

	NOTE E - PREPAID EXPENSES

	Prepaid expenses at June 30, 1996 and 1995, consisted of the fol-lowing:

						   1996         1995
	   Advance payments on overseas
	     inventory orders                    $182,976     $22,397

	   Prepaid two year consulting fees,
	     net of amortization                   47,500         -0-

	   Prepaid insurance                       10,027      10,784

	   Other prepaid expenses                  55,539      41,318
						 ________     _______
						 $296,042     $74,499
						 ========     =======

	NOTE F - ADVANCE TO EMPLOYEE

	During February, 1996 the Company advanced $105,000 to an employee. The advance earns interest at 6%. In accordance with an employment agreement the advance amount will be amortized as earned compensa-tion evenly over the two year period of the employment agreement. During the second quarter the Company reduced $9,000 in compensation.

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				    June 30, 1996


	NOTE G - MARKETABLE SECURITIES

	The Company has placed a portion of its cash in security  accounts
	with  Dean Witter and  ComericA Securities.   These accounts  have
	invested in various certificates of deposit, treasury bills and equity securities with the intent to generate profits based on
	short term price movements.   Realized gains and losses and income
	and expenses are reduced monthly and reflected in the income from operations. Unrealized gains and losses at the balance sheet date are also reduced and reflected in the statement of operations. For the quarters ended June 30, 1996 and 1995, respectively, unrealized losses of $10,466 and $-0- had been recorded.

	In connection with the security account at Dean Witter, the Company has incurred a margin loan with interest payable monthly at 9.125%. At June 30, 1996, the margin loan balance was $50,703.

	NOTE H - BANK DEBT

	Bank debt as of June 30, 1996 and 1995, consisted of the following:

							    1996        1995
	   $200,000 term note to Nations Bank Texas NA,
	   dated  December 29, 1995  and due  March 31,
	   1997, with interest due  monthly at 7.5% per
	   annum, secured by a $209,024 certificate  of
	   deposit and personally guaranteed by the ma-
	   jority shareholder.                           $200,000   $   -0-

	   $119,992 term note to  Bank One,  Texas with
	   $6,666  principal due monthly  plus interest
	   at base rate  plus 1% maturing  December 30,
	   1997 Secured by accounts receivable,  inven-
	   tory,  automotive  equipment and  personally
	   guaranteed by the major shareholder.           139,991    199,994
							 ________   ________
							 $339,991   $199,994
							 ========   ========

	NOTE I - NOTES PAYABLE TO AFFILIATES

	Notes payable to related parties at June 30, 1996 and 1995, con-sisted of the following.

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				    June 30, 1996


	NOTE I - NOTES PAYABLE TO AFFILIATES (CONTINUED)

							  1996         1995
	   Unsecured note payable to Jacqueline G.
	   La Taste, a majority shareholder, interest
	   payable at 9.5% in monthly installments of
	   $792, with principal due March 31, 1997.     $100,000     $   -0-

	   Unsecured note payable to Jacqueline G.
	   La Taste a majority shareholder, interest
	   payable at 10.25% in monthly installments
	   of $1,239.00, with princpal due
	   March 31, 1997.                               145,000      145,000
							________     ________
							$245,000     $145,000

	   Less current portion                          245,000          -0-
							________     ________
	   Long term portion                            $    -0-     $145,000
							========     ========

	NOTE J - ORGANIZATION

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

	The Company closed on a Form SB-2 Registration Statement on February 1, 1996, to issue 300,000 units, of which each unit comprised 1 common share and 1 class A preferred share. The offering price was $8.25 per unit resulting in an aggregate offering price of $2,475,000 before underwriting fees and other costs ( excluding underwriters'

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				    June 30, 1996


	NOTE J - ORGANIZATION (CONTINUED)

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

	On June 1, 1996, pursuant to a Stock Exchange Agreement, TEI issued an aggregate of 50,000 shares of its common stock in exchange for 100% of the outstanding shares of Vary Brite Technologies, Inc. ( VBT ), a Texas corporation. The acquisition has been accounted for on a pool-ing basis, whereby the assets and liabilities of the acquired company ( VBT ) would be included in the historical financial information of the acquiring company ( TEI ) as if the acquisition had been consum-mated at the beginning of the earliest period shown, however, due to the immateriality of the activities of VBT prior to acquisition by TEI, these consolidated financail statements include the operations of VBT from June 1, 1996.

	The assets, liabilities and equity of VBT at the date of acquisition were as follows.

			Assets                  51,020
			Liabilities            <38,842>
			Capital                <60,318>
			Accumulated Deficit     48,140


















	   Item 2.  Managements Discussion and Analysis of Financial
		       Condition and Results of Operations


		Management  concluded a successful  trip to the Orient in
	   April 1996 visiting  mainland  China,  Taiwan, Japan and  Hong
	   Kong.   Samples of  new available  products were  obtained for
	   evaluation  prior  to  the  submission  to  customers  of  the
	   Company presently purchasing these products from other sources.
	   Additionally, in Hong  Kong, the Company  established its  Far
	   East office for  quality  control,  production  scheduling and
	   local business affairs.  This office is now fully operational.
	   The Company is now in a position to place orders from its Hong
	   Kong  office directly  with manufacturers  in the  Far East at
	   advantageous prices because of the avoidance of using the manu-
	   manufacturer's United States representatives and offices.

		In June, 1996 the Company completed its purchase of  Vary
	   Brite  Technologies, Inc.  ( "VBT" ) a design  engineering and
	   manufacturing company specializing in developing products that
	   incorporate recent  advances in technolgies  related to  Light
	   Emitting Diodes (LED's).  VBT is presently involved in several
	   projects developing  uniquely packaged LED modules which maxi-
	   mizes and  customizes light output.   Sales to date  have been
	   minimal, in the main consisting of product designs.

		For the three months ending June 30, 1996 the Company had sales of $976,448 a decrease of 6.6% over sales of $1,045,567 for the period ending June 30, 1995. For the six month period ending June 30, 1996 sales were $1,844,392 a 1.4% increase over sales of $1,818,981 for the first six months of 1995.
	   This increase was attributable to increased battery sales and the sales of imported products.

		For the second  quarter of Fiscal 1996 gross  profit mar-
	   gins were 28.4% as compared to 30.5% in the second quarter  of
	   Fiscal 1995.   For the six months period of 1996 there  was no
	   change from the 28.6% gross profit margin for the same  period
	   of 1995. No single factor was paramount to the decrease in the
	   gross profit margin.

		General and administrative expenses for the three  months
	   ended June 30, 1996 were $301,958 compared to $206,197 for the
	   period in 1995 or an  increase of 46.4%.   For the six  months
	   ended June 30, 1996  general and administrative  expenses were
	   $550,599 as  compared to $405,648 for  same  period in  Fiscal
	   1995 or an increase of 35.7%. Included in operational expenses
	   for the period were several non-recurring expense  items i.e.:
	   Bad debt write-off of $3,100;  cost of trip to  Orient $7,500;
	   financial public  relation services $7,500;  $5,200 in connec-
	   tion with the acquisition of Vary Brite Technologies, Inc.







	   Item 2.  Managements Discussion and Analysis of Financial
		       Condition and Results of Operations

				     - continued -

		The Company commencing in February 1996 has expensed monies paid to the Underwriter in the sum of $2,500 per month.
	   Corporate counsel and financial advisory services were also added expenses for the 1996 Fiscal period which did not exist in 1995.

		For  the second  quarter of 1996 the  Company  incurred a
	   loss of <$12,831> compared to a profit of $75,828 for the same
	   period in 1995.   For the six months ending June 30, 1996  the
	   Company lost <$6,893> as compared to a profit of $64,681.

		The July, 1996 sales of $377,873 as compared to the July, 1995 sales of $267,975 show an increase of 41% for the month.
	   Booked backlog as at June 30, 1996 were $1,494,998 as compared to June 30, 1995 backlog of $1,029,000 an increase of 45.3%.
	   (None of the computations contained in this paragraph include any financial data of Vary Brite Technologies, Inc. which was acquired in June, 1996).

		In the first quarter of fiscal 1996 the  Company reported
	   the incorporation into its  product line of a 120 volt AC wall
	   transformer rated at 20VA and 25VA.   This product is used for
	   the generation of low voltage AC power. The immediate sales of
	   these  products have been to  "security systems" used in busi-
	   ness, homes and apartments.   These transformers have received
	   "UL" and "CSA" ( Underwriters Laboratories and Canadian Stand-
	   ards )  approval.   At the  request  of very  large  potential
	   customer-users of a higher rated transformer, the  Company and
	   its supplier of these transformers have worked in developing a
	   transformer  rated at 40 Volt  Amperage.   Samples of this new
	   product have been received for customer evaluation as to design
	   and the meeting of  various specifications.   This larger size
	   transformer has been  submitted for UL and CSA approval  which
	   will  allow the  Company to meet the  requirements of a larger
	   segment of the security industry.

		For the year 1995 and the years prior thereto the Company relied upon bank loans as well as personal loans from its principal shareholder and cash generated from operations to meet all of its cash requirements in the business. On February
	   1, 1996 the Company received a cash infusion of over One Mil-lion Nine Hundred Thousand Dollars from the sale of its equity securities. This available cash more than meets the Company's immediate cash operating and capital requirements as well as in the foreseeable near future term. The Company has obtained a line of credit of $750,000 from a local Dallas bank at a rate of 1/2% over prime.






	   Item 2.  Managements Discussion and Analysis of Financial
		       Condition and Results of Operations

				     - continued -

		On June 7, 1996, Jack S. Kilby, a director of the Company
	   since its inception tendered his resignation as a Director be-
	   cause of his pressing business requirements.   A successor has
	   not yet been selected to fill the vacancy caused by Mr. Kilby's
	   departure.

		Management's  emphasis  will be on a  continuation of in-
	   creased sales activity through the addition of sales personnel,
	   advertising and  customer service  activity.   These increased
	   expenses will have a negative impact on the last half  profits
	   while raising the expectations of improved future years growth
	   and profits.


				       Part II

				  Other Information

	   Item 1 - Legal Proceedings

		    None.



































				      SIGNATURES
				      __________

	    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					      TECH ELECTRO INDUSTRIES, INC.

	    August 14, 1996                  /s/ Craig D. La Taste
	    __________________               _____________________________
	    Date                             Craig D. La Taste
					     Chairman of the Board and
					     President


	    August 14, 1996                  /s/ Julie Sansom-Reese
	    __________________               ______________________________
	    Date                             Julie Sansom-Reese
					     Chief Financial Officer




























					16
