Form 10QSB
period 1996-09-30
TECH ELECTRO INDUSTRIES INC/TX
filed 1996-11-14
CIK 886912

UNITED STATES
			   SECURITIES AND EXCHANGE COMMISSION
				Washington, D. C.  20549





				       FORM 10-QSB




		   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
			   SECURITIES EXCHANGE ACT OF 1934


		   For the quarterly period ended September 30, 1996

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


	     Registrant's telephone number, including area code:
							     (972) 239-7151

		    Check  whether the  registrant  (1)  filed all  reports
	    required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports ) and (2) has been subject to such filing requirements for the past 90 days. Yes_X___No____

		    As of September 30, 1996 the  registrant  had 1,308,275
	    shares of common equity outstanding.

			     TECH ELECTRO INDUSTRIES, INC.

					 INDEX

								  Page Number
	    Part I - Financial Information

		Item 1 - Financial Statements (unaudited)

		     Consolidated   Balance    Sheets   at
		     September 30, 1996 and 1995                       3

		     Consolidated Statements of Operations
		     for the Periods  Ended  September 30,
		     1996 and 1995                                     5

		     Consolidated Statements of Cash Flows
		     for the Periods  Ended  September 30,
		     1996 and 1995                                     6

		     Notes   to   Consolidated   Financial
		     Statements                                        7

		Item 2  -  Management's   Discussions  and
		     Analysis  of Financial  Condition and
		     Results of Operations                            14


	    Part II - Other Information

		Item 1 - Legal Proceedings                            17


	    Signatures                                                18

				     Part 1
			     Financial Information

    Item 1 - Financial Statement


		 Tech Electro Industries, Inc. and Subsidiaries

			  Consolidated Balance Sheets
			  ___________________________

	   ( Prepared from the books without verification by audit )

		       September 30, 1996 and 1995

				   ASSETS
				   ______
							  1996        1995
							  ____        ____
    CURRENT ASSETS
	Cash                                             487,040      40,294
	Certificate of Deposit                           211,664     200,000
	Marketable Securities                            930,150         -0-
	Accounts and Notes Receivable
	  Trade, net of allowances                       446,074     534,273
	  Notes Receivable                               148,547      34,421
	  Other Receivables                               14,772       8,815
	  Federal Income Tax Receivable                    8,410      14,150
	Inventory, at Lower of Cost or Market          1,457,111   1,115,079
	Prepaid Expenses                                 133,527      70,250
	Deferred Federal Income Tax                       26,814       7,801
	Deferred IPO Cost                                    -0-      28,799
						       _________   __________
    TOTAL CURRENT ASSETS                               3,864,109   2,053,882


    PLANT & EQUIPMENT, at cost
	Lab and Computer Equipment                       316,017     263,103
	Furniture and Fixtures                           158,231     127,093
	Automobiles                                       21,943      21,943
						       _________     ________
							 496,191     412,139
	Less Accumulated Depreciation                    310,190     284,309
						       _________     ________
    TOTAL PLANT AND EQUIPMENT                            186,001     127,830


    OTHER ASSETS
	Deferred Federal Income Tax                       22,070      25,676
	Investment in Bonds                                2,000       2,000
						       _________     ________
							  24,070      27,676


    TOTAL ASSETS                                       4,074,180   2,209,388
						       =========   ==========

					3

		  Tech Electro Industries, Inc. and Subsidiaries

			   Consolidated Balance Sheets
			   __________________________

	     ( Prepared from the books without verification by audit )

			     September 30, 1996 and 1995

			 LIABILITIES & STOCKHOLDERS' EQUITY
			 __________________________________

							   1996         1995
							   ____         ____
     CURRENT LIABILITIES
	 Accounts Payable - Trade                           73,006     245,402
	 Accounts Payable - Others                             -0-          30
	 Accrued Liabilities                                60,132      40,800
	 Federal Income Tax Payable                            -0-      18,419
	 Notes Payable - Banks                             300,091     379,993
	 Notes Payable - Affiliates                        245,000     100,000
	 Notes Payable - Others                             77,975       2,212
							 _________  __________
     TOTAL CURRENT LIABILITIES                             756,204     786,856


     LONG-TERM DEBT
	 Notes Payable - Affiliates                            -0-     145,000
	 Deferred Compensation Payable                      99,651      99,651
							 _________  __________
     TOTAL LONG-TERM DEBT                                   99,651     244,651


     STOCKHOLDERS' EQUITY
	 Preferred Stock, $1.00 par value;
	   1,000,000 shares authorized;
	   65,000 Class B issued and out-
	   standing, liquidation preference
	   of $341,250; 300,000 Class A issued
	   and outstanding, liquidation pre-
	   ference of $1,575,000                           365,000         -0-
	 Common Stock, $0.01 par value;
	   10,000,000 shares authorized,
	   1,308,275 shares issued and
	   outstanding                                      13,083      10,880
	 Additional Paid-in Capital                      2,431,697     534,690
	 Retained Earnings                                 408,545     632,311
							 _________   _________
							 3,218,325   1,177,881


     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            4,074,180   2,209,388
							 =========   =========

     See notes to Consolidated Financial Statements

		      Tech Electro Industries and Subsidiaries

			Consolidated Statement of Operations
			____________________________________

	      ( Prepared from the books without verification by audit )

       For the Three Months and Nine Months Ended September 30, 1996 and 1995

					     Quarter            Year to Date
					 1996      1995      1996       1995
					 ____      ____      ____       ____
     SALES                           1,106,225    953,736  2,950,616  2,772,715

     COST OF GOODS SOLD                782,790    707,958  2,099,696  2,007,264
				     _________  _________  _________  _________

     GROSS PROFIT                      323,435    245,778    850,920    765,451

     GENERAL AND ADMINISTRATIVE        361,213    202,622    911,810    608,265
				     _________  _________  _________  _________

     INCOME (LOSS) FROM OPERATIONS     (37,778)    43,156    (60,890)   157,186


     OTHER INCOME (EXPENSE)
       Interest Income                  21,450      1,787     62,370      2,149
       Interest Expense                (13,645)   (12,277)   (40,322)   (41,606)
				     _________  _________  _________  _________

     INCOME (LOSS) BEFORE TAX          (29,973)    32,666    (38,842)   117,729

     INCOME TAX EXPENSE (BENEFIT)
       Current                             -0-     11,266        -0-     31,642
       Deferred                         (7,437)       -0-     (9,416)       -0-
				     _________  _________  _________  _________
					(7,437)    11,266     (9,416)    31,642
				     _________  _________  _________  _________
     NET INCOME (LOSS)                 (22,536)    21,400    (29,426)    86,087
				     =========  =========  =========  =========
     Income (Loss) Attributable
       to Common Stockholders          (55,387)    21,400   (117,024)    86,087
				     =========  =========  =========  =========

     EARNINGS (LOSS) PER SHARE            (.04)       .02       (.09)       .07
				     =========  =========  =========  =========

     See notes to Consolidated Financial Statements

		    Tech Electro Industries, Inc. and Subsidiaries

			 Consolidated Statements of Cash Flows
			 _____________________________________

	       ( Prepared from the books without verificaton by audit )

			   September 30, 1996 and 1995

							     1996        1995
							     ____        ____
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                   (29,426)     86,087
       Adjustments to reconcile net income (loss) to
       cash provided (used) by operations
	 Depreciation                                       21,300      12,657
	 Provision for obsolete inventory                   12,600         -0-
	 Deferred taxes                                     (9,416)     13,223
	 Changes in operating assets and liabilities
	     (Increase) decrease in -
		Marketable Securities                      (45,000)        -0-
		Accounts receivable                        (67,583)   (134,674)
		Other receivable                            (4,206)     22,125
		Advance to employee                        (84,000)        -0-
		Inventory                                 (296,107)    181,303
		Prepaid Federal Income Tax                     -0-     (14,150)
		Deferred IPO costs                             -0-     (28,799)
		Prepaid expenses                           (14,024)     (5,844)
		Interest earned on certificate of deposit   (7,821)        -0-
	     Increase (decrease) in -
		Accounts payable                          (224,634)   (121,056)
		Accrued liabilities                         40,642      28,757
		Federal income tax payable                     -0-      18,419
							 _________     _______
     NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES                               (707,675)     58,048

     CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                  (58,822)    (44,381)
       Advances on Note Receivable                         (33,061)        -0-
       Repayments on Note Receivable                         5,000         -0-
       Purchase of Marketable Securities                  (885,150)   (201,688)
							 _________     _______
     NET CASH USED BY INVESTING ACTIVITIES                (972,033)   (246,069)
							 _________     _______
     CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from short-term debt                       191,301     203,539
       Payments on short-term debt                        (193,227)    (61,330)
       Payments on related party borrowing                     -0-    (134,000)
       Proceeds from related party borrowing                   -0-     100,000
       Proceeds from sale of preferred, common, warrants 2,103,891         -0-
       Dividends paid                                      (76,650)        -0-
							 _________     _______
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                        2,025,315     108,209
							 _________     _______

     NET INCREASE (DECREASE) IN CASH                       345,607     (79,812)

     CASH AT BEGINNING OF PERIOD                           141,433     120,106
							 _________     _______
     CASH AT END OF PERIOD                                 487,040      40,294
							 =========     =======
     SUPPLEMENTAL INFORMATION
       Interest paid                                        40,406      42,675
       Income taxes paid                                       -0-      14,150
							 =========     =======
     SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY
       Stock exchange with Vary Brite Tech., Inc.           12,178         -0-
							 =========     =======
       Common stock issued for debt cancellation               -0-     387,341
							 =========     =======

     See notes to Consolidated Financial Statements

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				 September 30, 1996


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

	In the opinion of management, all adjustments ( consisting of normal recurring adjustments ) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

	INCOME (LOSS) PER SHARE

	Income ( loss ) per share has been  computed by dividing net income
	(loss), adjusted for preferred stock dividends of $87,600 and $0.00 for the quarters ended September 30, 1996 and 1995, by the weighted average number of shares of common shares and common stock equiva-
	lents outstanding.   Common stock equivalents include the  dilutive
	effect of all warrants outstanding as though they had been outstand-

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				 Septmeber 30, 1996


	NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	ing for all periods presented. Fully diluted loss per share for the quarter and nine month ending September 30, 1996 (which are the only periods for which the preferred stock was issued and subject to conversion ) is the same as primary loss per share since the assumed conversion of common stock warrants and preferred stock would be anti-dilutive.

	DIVIDENDS

	Dividends are accrued monthly on 300,000 shares of Class A Preferred Stock and 65,000 shares of Class B Preferred Stock, $0.030625 per share. Dividends paid during the quarter ended September 30, 1996 were $32,850 and dividends payable at September 30, 1996 were $10,950. There was no Class A Preferred declared during 1995 and the Class B Preferred ( issued November, 1995 ) shareholders waived accrual or payment of dividends until such time as the Class A Preferred shares were issued.

	MARKETABLE SECURITIES

	Marketable securities consist of market debt and equity securities and are classified as trading securities or available-for-sale securities.

	NOTE C - ACCOUNTS RECEIVABLE

	The Company recognizes revenue upon shipment of goods and billing to a customer and does not maintain any set policy regarding the cus-
	tomer's right of return.   Customer requests to return  products for
	refund or credit are handled on an individual basis at the discretion of management. The refunds or credits in any given year are not sign-ificant.

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

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				  September 30, 1996


	NOTE D - INVENTORIES

	A small  portion of the  inventory  consists of  materials  which are
	used in the  assembly  of batteries  into  packs.   Inventory  as  of
	September 30, 1996 and 1995, consisted of the following:

						  1996         1995
						  ----         ----
	   Electronic Components              $1,414,183    $1,065,678
	   Pack materials                         56,879        51,697
	   Reserve for obsolescence              <13,951>      < 2,296>
					      __________    __________
					      $1,457,111    $1,115,079
					      ==========    ==========

	NOTE E - PREPAID EXPENSES

	Prepaid expenses at September 30, 1996 and 1995, consisted of the fol-lowing:

						   1996         1995
						   ----         ----
	   Advance payments on overseas
	     inventory orders                    $ 57,027     $31,491

	   Prepaid two year consulting fees,
	     net of amortization                   40,000         -0-

	   Prepaid insurance                        7,532      26,031

	   Other prepaid expenses                  28,968      12,728
						 ________     _______
						 $133,527     $70,250
						 ========     =======

	NOTE F - ADVANCE TO EMPLOYEE

	During February, 1996 the Company advanced $105,000 to an employee. The advance earns interest at 6%. In accordance with an employment agreement the advance amount will be amortized as earned compensa-tion evenly over the two year period of the employment agreement. During the third quarter the Company reduced the note by $9,000 in compensation.

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				 September 30, 1996


	NOTE G - MARKETABLE SECURITIES

	The Company has placed a portion of its cash in security accounts with Dean Witter and Comerica Securities. These accounts have invested in various equity securities with the intent to generate profits based on short term price movements (trading securities), and in various certificates of deposit and treasury securities, ( available-for-sale securites ). Realized gains and losses and income and expenses are recorded monthly and reflected in the in-come from operations.

	For trading securities, unrealized gains and losses at the balance sheet date are recorded and reflected in the statement of opera-tions. For the quarters ended September 30, 1996 and 1995, respectively, unrealized losses of $36,286 and $-0- had been re-corded.

	Cost and fair value of the various categories of available-for-sale securities and for the trading securities at September 30, 1996 are as follows. There were no such securities at September 30, 1995.

					  Amortized             Unrealized
					    Cost       Value      Losses
					    ____       _____      ______
	Available-for-Sale
	   Treasury Notes (mature 7-98)  $ 98,500    $ 98,500       -0-
	   Treasury Bills (mature 4-97)   486,650     486,650       -0-
	   Cash Equivalents               300,000     300,000       -0-
					 ________    ________     _______
					 $885,150    $885,150       -0-
	Trading
	   Equity Securities               81,286      45,000    $(36,286)
					 ________    ________    _________
					 $966,436    $930,150    $(36,286)
					 ========    ========    =========

	Trading securities valued at $885,150 were transferred to available-
	for-sale securities at September 30, 1996.   The related unrealized
	gain or loss on these securities through that date was $0.00 and the gain or loss recognized at the date of transfer $0.00.

	In connection with the security account at Dean Witter, the Company has incurred a margin loan with interest payable monthly at 9.125%. At September 30, 1996, the margin loan balance was $77,975.

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				 September 30, 1996


	NOTE H - BANK DEBT

	Bank debt as of September 30, 1996 and 1995, consisted of the following:

							    1996        1995
							    ____        ____
	   $200,000 term note to Nations Bank Texas NA,
	   dated  December 29, 1995  and due  March 31,
	   1997, with interest due  monthly at 7.5% per
	   annum, secured by a $211,664 certificate  of
	   deposit and personally guaranteed by the ma-
	   jority shareholder.                           $200,000   $200,000

	   $750,000 line of  credit with Texas  Central
	   Bank  payable on  demand  with  interest  at
	   prime plus 1/2%, maturing June 30, 1997, and
	   secured  by accounts  receivable,  inventory
	   and automotive equipment.
							  100,091        -0-
	   $113,326 term  note to Bank One,  Texas with
	   $6,666 principal due  monthly plus  interest
	   at base rate plus 1%.  The note was paid off
	   on July 31, 1996.                                  -0-    179,993
							 ________   ________
							 $300,091   $379,993
							 ========   ========

	NOTE I - NOTES PAYABLE TO AFFILIATES

	Notes payable to related parties at September 30, 1996 and 1995, con-sisted of the following.

							  1996         1995
							  ____         ____
	   Unsecured note payable to Jacqueline G.
	   La Taste, a majority shareholder, interest
	   payable at 9.5% in monthly installments of
	   $792, with principal due March 31, 1997.     $100,000     $100,000

	   Unsecured note payable to Jacqueline G.
	   La Taste a majority shareholder, interest
	   payable at 10.25% in monthly installments
	   of $1,239.00, with princpal due
	   March 31, 1997.                               145,000      145,000
							________     ________
							$245,000     $245,000

	   Less current portion                          245,000      100,000
							________     ________
	   Long term portion                            $    -0-     $145,000
							========     ========

					11

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				 September 30, 1996



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

	On June 1, 1996, pursuant to a Stock Exchange Agreement, TEI issued an aggregate of 50,000 shares of its common stock in exchange for 100% of the outstanding shares of Vary Brite Technologies, Inc. ( VBT ), a Texas corporation. The acquisition has been accounted for on a pool-ing basis, whereby the assets and liabilities of the acquired company

		   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

			    NOTES TO FINANCIAL STATEMENTS

				 September 30, 1996


	NOTE J - ORGANIZATION ( CONTINUED )

	( VBT ) would be included in the historical financial information of the acquiring company ( TEI ) as if the acquisition had been consum-mated at the beginning of the earliest period shown, however, due to the immateriality of the activities of VBT prior to acquisition by TEI, these consolidated financial statements include the operations of VBT from June 1, 1996.

	The assets, liabilities and equity of VBT at the date of acquisition were as follows.

			Assets                  51,020
			Liabilities            <38,842>
			Capital                <60,318>
			Accumulated Deficit     48,140

	Item 2.  Managements Discussion and Analysis of Financial
		    Condition and Results of Operations


	GENERAL

	In June, 1996 the Company  acquired 100% of Vary Brite  Technologies
	(VBT), a company which is principally engaged in research, develop-ment and marketing custom light sources utilizing solid state light
	emanating  diode arrays  towit:   Light Emitting Diodes ( "LED's" ).
	While sales revenue for 1996 should approximate one hundred thousand ( $100,000 ) dollars, the Company anticipates that this subsidiary in calendar 1997, as indicated by customer inquires, should develop substantial sales. During the balance of fiscal 1996, product re-
	search and development will be continued.   Management believes that
	VBT will be a niche supplier of LED products to various industries. VBT also permits the Company to have its own line of proprietary products as distinguised from its distribution operations in electric components.

	In the area of distribtion of electronic components, the Company has continued its philosophy of increasing its line of product as well as its customer base. In his visit to Taiwan, Hong Kong and Mainland China during the second quarter of Fiscal 1996, the President of the Company selected several new products to add to the Company's product line. Arrangements have been made to have samples of these products sent to the Company's Hong Kong office for testing and quality con-trol evaluation. In the selection of new products the Company seeks to make available to its existing customer base, products which these
	customers  presently  purchase from other suppliers.   This approach
	permits the Company to take advantage of its position as an existing supplier of quality products, but does not preclude the Company from expanding into new products to increase its customer base. An example of this approach is the introduction to the security industry of a 40 Volt transformer for OEM utilization as well as for the replace-
	ment market.   Previously, the Company only offered the 20 Volt con-
	figuration.

	To expand its market share in the battery and battery products (power packs) market, the Company in November 1996 formed a new subsidiary, Universal Battery Corporation. This company will concentrate its efforts in the main battery and battery products OEM market. To head this division the Company has employed a Vice President in charge of marketing and sales with over thirteen years experience wholly with-in the battery industry.

	The Company in all its areas of operations is seeking to increase sales through new products and increased marketing activities.

	Item 2.  Managements Discussion and Analysis of Financial
		    Condition and Results of Operations

				   - continued -

	RESULTS OF OPERATIONS

	Three Months Ended September 30, 1996 and 1995

	Revenues.   Net revenues in the third quarter of $1,106,225 represent
	a nearly 16% increase over the third quarter in the prior fiscal year. The increase was predominately in the area of import products and is due not only to increased marketing of existing products, but also to the introduction of additional imported product lines. Management is continuing its focus on the profitable area of import products while decreasing the Company's distribution sales. Although this change in emphasis will continue in future periods, management does see a decline in the customer sales order backlog from $1,350,000 at the beginning of 1996 to $1,004,000 at the end of the third quarter. Consequently, this sales increase may not further increase though year end.

	Cost of Sales. Cost of sales as a percentage of net revenues decreased for the third quarter as compared to the prior fiscal year. This im-provement in gross profit to 29.2% of sales from 25.8% of sales is attributable to a combination of factors and reflects managements's goal of operating with a gross profit of 25% to 28% through better controls of foreign currency exchange rates, better control of foreign products purchasing and choice of products which offer better market
	sales conditions.   Management plans to maintain these gross  profits
	within the stated rates and does not anticipate any problem.

	General and Administrative. General and administrative expenses as a percentage of net revenues increased for the third quarter to 32.7% as compared to 21.1% for the prior fiscal period. While this seems like an alarming increase, much of it is attributable to the increased costs associated with the use of public offering proceeds received in
	the first  quarter of 1996.   The Company is in the process of  using
	these offering proceeds to increase its marketing and advertising base and has expended additional funds in the area of enhanced public relations and in consulting, accounting and legal fees paid in assoc-ation with its growth and expansion plans. The Company has also incur-red a short-term loss in the value of its trading securities which is included in general and administrative expenses but expects this to turn around before year end. Many of these added costs will continue through the next quarter and into the next fiscal year, but management expects to reap the benefit of these expenses through additional sales markets and through acquistions of new products and product lines.

	Other Income and Expense.   Interest income  increased more than ten-
	fold during the third quarter due primarily to the short therm invest-ment of offering proceeds until such time as they will be used for

	Item 2.  Managements Discussion and Analysis of Financial
		    Condition and Results of Operations

				   - continued -

	expansion. Interest expense has remained fairly consistent as compared to the prior fiscal period and will probably decrease as the fixed periods loans of the Company are retired.

	Quarterly Results. While the net loss of $22,537 for the third quar-ter is a disappointment as compared to the prior fiscal period, which reflected a net gain of $21,400 management continues to feel that its long range goals of expanded sales through increased marketing and advertising will eventually pay off. The continued emphasis on import product sales and improvement in controlling general and administra-tive costs, other than those that are increasing as a result of expansion, will potentially help improve the results for the coming quarter.

	Nine Months Ended September 31, 1996 and 1995

	Revenues. The Company's net sales year to date have increased some 6% to $2,950,617 as compared to the prior fiscal quarter of $2,772,715. Again, this increase is due to the continued management belief in its import product line and the phasing out of distribution sales. Although the Company is currently working on an increased marketing and advertising campaign to increase its product sales, it is not anticipated that the benefit of this strategy will be realized until next year. Sales through calendar 1996 are expected to maintain only this slight increase over 1995.

	Cost of Sales.   The Company's cost of  sales as a  percentage of net
	revenues has decreased slightly to 71.5% as compared to 72.4% for the
	prior fiscal period.   This gross profit percentage of  approximately
	28.5% year to date is in the normal range that management attempts to maintain. There is no indication that the gross profit percentage will fluctuate for the remaining quarter of 1996.

	General and Administrative. General and administrative expenses year to date have increased to approximately 31% of net revenues as com-pared to 22% for the prior year to date. As previously discussed, this result is due mainly to the increased costs relative to the Company's growth plans through expanded marketing and advertising activities and the additional use of outside consultants and legal fees in association with expansion and potential acquistion of new products and operations. Although these costs will continue to be higher than in previous years, the Company anticipates that they will be down to 28% of net revenue by the end of the year.

	Other Income and Expenses. Interest income has increased drastically year to date to $62,370 from $2,149 for the prior year to date. This increase is due primarily to the short term investment of offering

	Item 2.  Managements Discussion and Analysis of Financial
		    Condition and Results of Operations

				   - continued -

	proceeds until such time as they will be used in operations. Interest expense has remained fairly consistent with the prior year to date and is expected to decrease as the Company's notes are paid.

	Year to Date Results. The Company has incurred a net loss year to date of $29,424 as compared to a net income of $86,087 for the prior fiscal period due primarily to the increase in general and administr-ative expense incurred this year. Company management feels that these expenditures are necessary in order to ensure future growth of the Company and believes that the benefit of these expenses will be real-ized in future years.


	LIQUIDITY AND CAPITAL RESOURCES

	Cash flow used by operations year to date is $707,675 as compared to cash generated by operations of $58,048 for the prior year to date. This cash used by operations is primarily due to an increase in inventory and in trade accounts receivable year to date along with an accompanying decrease in accounts payable to date.

	Along with this loss from operations, the Company has used cash for investing activities of $972,033 year to date as compared to $246,069 for the prior fiscal year. The investing activities consist mainly of the investment of offering proceeds in short term securites.

	This use of a combined $1.6 million to cover operations and investing activities has not negatively impacted the overall cash position of the Company because these funds were provided from financing activi-ties through the proceeds of the public offering received in early 1996. The Company anticipates that the use of these proceeds will eventually enable increased sales and operating profitability and positive cash flow from operations.

	The current cash and short term investments on hand should prove suf-ficient to supply the cash needs of the Company in the foreseeable future, however, the Company has recently established a new $750,000 bank line of credit which is well beyond any projected cash require-ments at this time. Initially, the new line of credit has been used to replace the Bank One note which was paid in full with proceeds from the new loan.

				       Part II

				  Other Information

	Item 1.  Legal Proceedings.

		None

				      SIGNATURES
				      __________

	    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					      TECH ELECTRO INDUSTRIES, INC.

	    November 13, 1996                /s/ Craig D. La Taste
	    __________________               _____________________________
	    Date                             Craig D. La Taste
					     Chairman of the Board and
					     President


	    November 13, 1996                /s/ Julie Sansom-Reese
	    __________________               ______________________________
	    Date                             Julie Sansom-Reese
					     Chief Financial Officer