Form 10-K
period 1996-12-31
TECH ELECTRO INDUSTRIES INC/TX
filed 1997-04-15
CIK 886912

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                                       or

For the Fiscal Year Ended December 31, 1996

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 0-27210

                          Tech Electro Industries, Inc.
                          -----------------------------
                 (Name of Small Business Issuer in its Charter)

          Texas                                                  75-2408297
------------------------------                                -----------------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.

4300 Wiley Post Rd., Dallas, Texas                               75244-2131
----------------------------------                               ----------
Address of principal executive office                             Zip Code

Issuer's telephone number:  (972) 239-7151
                            --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of Class)

                    Class A Preferred Stock, $1.00 Par Value
                    ----------------------------------------
                                (Title of Class)

                   Unit, consisting of one (1) share of Common
                   -------------------------------------------
               Stock and one (1) share of Class A Preferred Stock
               --------------------------------------------------
                                (Title of Class)

                           Redeemable Class A Warrants
                           ---------------------------
                                (Title of Class)

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                           ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---
The Company's revenue for Fiscal Year ended December 31, 1996 was $3,840,075

As of March 25, 1997, 2,422,275 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Small Cap Issues Market) held by non-affiliates (696,226 shares) was approximately $1,740,565.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one):    Yes     No   X
                                                                        ----

          THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                     Part I

Item 1.  Description of Business
--------------------------------

General
-------

     Tech Electro Industries, Inc. ( "TEI" or the "Company" ) was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation ( "CCC" ), its direct, wholly-owned subsidiary. The business carried on by CCC consists of the business begun in 1963 under the name Dunbar Associates, Inc. ( "Dunbar" ), and the business carried on by CCC since its inception in 1968. Dunbar initially operated as an "engineering representative" organization and in 1974 expanded into importing. Dunbar terminated over 90% of its "representative" activities in 1984. CCC has, since its inception, operated as a distributor of electronic components and, in 1980, expanded into the battery assembly business. In 1991, Dunbar was merged into CCC and the operations were combined. Mr. Craig
D. La Taste is the founder of both Dunbar and CCC, both of which are predecessors of the Company.

     In June, 1996 the Company acquired 100% of the issued and outstanding shares of capital stock of Vary Brite Technologies, Inc., ("VBT") a Texas corporation engaged in design and engineering specialized products incorporating recent advances in technologies related to light emitting diodes ("LED"), a lighting device used in industrial and commercial products.

     On October 29, 1996 the Company incorporated Universal Battery Corporation ("UBC"), a Texas corporation, for the purpose of expanding into new markets for batteries and battery products. TEI initially owned 67% of the issued and outstanding capital shares of UBC with the balance owned by Randy Hardin, a director and officer of UBC. In February 1997, the Company's interest in UBC was transferred to CCC in accordance with the internal reorganization of the Company described below.

     In February, 1997 TEI, in an internal reorganization, transferred to CCC all of its shares of VBT and UBC, as a result of which all present operations of the Company are carried on by CCC and through, VBT, as a wholly-owned subsidiary, and UBC, as a majority-owned subsidiary.

     References to the Company refer to the combined operations of TEI, VBT and UBC except where otherwise indicated.


Business of the Company and its Subsidiaries
--------------------------------------------

     The Company's  operations have historically  consisted of three operations:
(i) Battery and battery assembly systems for use as "stand-by" power for electronic and/or electrical systems that may encounter a loss of AC power from a cognizant utility; (ii) The stocking and sale of passive and active electronic components, AC magnetic components and batteries from Asia to original equipment manufacturers ("OEMs") and distributors in the United States, Mexico and other countries; (iii) The stocking and sales of products, such as AC transformers, ceramic sound sources, batteries and battery chargers, as utilized by "Security" market installers and distributors.

     The Company is engaged through its subsidiary, CCC in the business of importing, distributing and selling electronic components used in the manufacture and assembly of high-technology products such as computers, oil field equipment, medical instrumentation and uninterruptable power supply ( "UPS" ) systems. The Company is an authorized distributor, on a non-exclusive basis, for two product groupings of Panasonic, USA ( "Panasonic" ) and for Varta, USA ("Varta"). Panasonic is a subsidiary of Matsushita Electric Corp. of Japan. One group of Panasonic products distributed by the Company includes power supplies, printers, buzzers and other miscellaneous products; the other Panasonic group is the Panasonic Battery Sales Group. Varta is, in certain commercial and industrial applications, a manufacturer of battery products. The Company also distributes products under noncontractual, long-term relationships (exceeding 10 years) with other vendors located in Taiwan, the Philippines and Japan from whom it imports non-proprietary electronic components and batteries marketed under its registered trademark, "NIKKO", its own name, "Tech Electro Industries, Inc.", and, occasionally, under the name of the Asian vendor.

     With its acquisition of VBT in June 1996, the Company offers lighting products developed for and utilizing LEDs in a distinctively packaged module which offers advantages over traditional incandescent bulbs, primarily consisting of increased reliability, lower power consumption and customized light output.

     The UBC division intends to sell batteries and battery products under the name of Universal Battery Corporation in addition to the foregoing names.

Operations
----------

         Electronic Components
         ---------------------

     The Company imports and sells to OEM's and distributors the following electronic components for use in the manufacture, repair and modification of electronic equipment:

          RESISTORS. Carbon film, metal film and metal oxide resistors in both leaded and chip (surface mount) configurations.

          CAPACITORS. Polyester, polypropylene and polycarbonate metalized film, film and foil (inductive and non-inductive), aluminum electrolytic and ceramic capacitors (leaded and chip).

          RELAYS. AC and DC relays, usually for operations at less than 20 amperes contact rating and 50 volts DC coil operation.

          SEMICONDUCTORS. Transistors, diodes and rectifiers.

          PRINTERS.   Small  thermal  and  electrostatic  printers  for  use  in electronic assemblies requiring miniature printers.

          TERMINAL and BARRIER STRIPS. Molded plastic strips of electrical connections (usually screw terminals) and associated voltage protection barriers used to interconnect electronic device and associated printed circuit boards.

          MISCELLANEOUS HARDWARE. Electronic connectors, cables, and plastic parts used in electronic assemblies.

          SOUND SOURCES. Piezo and inductive drive "sounders" for the production of alarm signals in security systems.

          TRANSFORMERS. 120 volt AC household and business wall plug transformers for reduction of power line voltage to low voltage (12 to 24 volts AC) applications as utilized by household and business electrical devices.

         Batteries
         ---------

     The Company sells and distributes, under agreements with Panasonic and Varta, a broad line of industrial (as opposed to consumer-retail) batteries. The batteries sold and distributed by the Company include sealed lead-acid, nickel-cadmium, lithium, carbon-zinc, nickel metal hydride and alkaline batteries. The Company also imports a line of sealed lead-acid batteries for sale under the brand name of "NIKKO" and "Tech Electro Industries, Inc.," which batteries are manufactured in Taiwan under a technology agreement between the manufacturer and a Japanese battery company. In addition to the sales of individual batteries, the Company sells "battery packs" consisting of assembled groups of batteries combined physically and electrically into a single unit. The Company is a Panasonic certified MOD center ("Modification Center") and, in that capacity, creates custom-designed battery packs meeting specifications of individual customers. In addition to providing the services necessary to produce battery packs, such as welding and assembly, the Company supplies materials such as wiring, connectors, buss bars and casings. CCC utilizes brands of batteries other than Panasonic and Varta (such as Saft(R) and Eveready(R)) as requested by customers. Completed battery packs are assembled to order in nearly all instances and the Company maintains little or no inventory of completed packs, although components for assembly of packs are maintained. The Company also offers customers battery packs assembled in China to the customers'
specifications. The Company maintains a broad inventory of various sizes of batteries and components utilized in battery package, production to serve customer needs for immediate pack design and assembly.

     On October 29, 1996 the Company incorporated UBC to expand the Company's operations into new markets for batteries and battery products. UBC is 67% owned by CCC and 33% by Randy T. Hardin, Vice President of marketing for UBC. For the past fourteen years Mr. Hardin has been engaged in marketing and sales in the battery industry. CCC will continue to service its present battery customers and UBC will develop new markets in the Cable Television ("CATV") industry, motorcycle battery distributors, marine and electronics as well as other OEM customers. UBC will also supply Panasonic products as well as battery packs manufactured by CCC.

Kitting and Contract Manufacturing; Bonded Warehouse
----------------------------------------------------

         Kitting Operations
         ------------------

     The Company accepts orders to purchase, store, collate and ship electronic components and materials needed to manufacture certain electronic motor speed devices. This kitting program is intended to consolidate the shipping of materials, furnished by many different vendors, to the manufacturing facility so as to enable the manufacturer to have all required materials on hand at the same time.

     The materials and components listed in the customer's bill-of-materials, as well as the approved suppliers thereof, are typically supplied to the Company by the customer. Upon purchasing the required materials for the project, collecting, assembling and delivering the same to the pre-selected common carrier for the transit of the products to Mexico, the Company submits appropriate invoicing to the customer for the cost of all products purchased from various vendors, plus a markup on the cost of the goods. In those situations where the Company was the vendor, as opposed to an "outside vendor," that mark-up may be reduced.

     While no sales under the kitting program were made in 1996, the Company believes that kitting operations represent a unique opportunity for it to reach new customers. The Company is in a program of continuing to seek orders for kitting operations.

     Contract Manufacturing
     ----------------------

     For the past several years the Company has sold various types of electronic components to United States-based customers with these goods being delivered, "in bond," to the customer's facility in Mexico located on the Texas/Mexico border for transit into Mexico, where local Mexican facilities acting as sub-contractors to the United States-based customers insert these components into parted circuit ("PC") boards to customer specifications. After such assembly, these parts are assembled into the PC boards and shipped back to the United States. The customers own or lease these Mexican facilities which are utilized for the manufacturing of parts or subparts which are generally subsequently shipped back to the United States for assembly into the customer's final product. The Mexican manufacturing process normally consists of the attachment and electrical testing of various electronic components to PC boards in accordance with detailed engineering specifications.

     The Company believes that the Company has the ability to use certain underutilized resources to expand its business in this area, including: available warehouse space; an in-house U.S. Customs' Class III warehouse certification; direct computer "ABI" (Automatic Broker Interface) communications with U.S. Customs' headquarters in Washington, D.C.; extensive knowledge of the components market; site location on Addison Airport (an official U.S. "Port of Entry", Port Code 5584); Customs' personnel and offices on Addison Airport and aircraft availability contiguous to the Company's offices and hangars. The combination of these resources allows the Company to facilitate delivery of raw materials to Mexico and finished goods to Dallas. As a result of these
observations,   the   Company   will  seek  to  expand  the  sales  of  contract
manufacturing.

     As of the date of this Annual Report on Form 10-KSB no order has been received; however, the Company is actively seeking orders in this area.

         Bonded Warehouse
         ----------------

     A portion of the Company's warehousing space is licensed as a U.S. Customs, Class III, Bonded Warehouse (approximately 23,000 cubic feet). This facility enables the Company to process shipments of foreign made components into and out of the United States duty-free. The Company can thus deliver foreign made products to its American customers who manufacture in Mexico with no U.S. customs duties applicable (a customer servicing) and with "overnight" shipments from the Company's Dallas warehouse. The Company believes that this facility affords the Company a significant competitive advantage in providing an additional service to customers at limited additional cost.

     Representatives of the governments of the United States, Canada and Mexico recently entered into a free-trade treaty, the North American Free Trade Agreement ( "NAFTA" ). NAFTA may result in eliminating import duties on goods produced in any of the countries to the agreement and exported to any of the other countries. The Company anticipates that NAFTA, when fully implemented and operational, will have a beneficial effect on the Company's business, primarily due to the growth of electronics manufacturing activities in Mexico along the Southern border of the United States and adjacent to the Texas and New Mexico borders.

     U.S. Customs
     ------------

     The Company's computer is now "modem" coupled to the U.S. Customs' computers in Virginia via Automatic Broker Interface ("ABI"). This software and hardware system of the Company has been "certified" operational by U.S. Customs. The Company now handles all import and export customs functions that, in the past, required a local independent Customer Broker and the costs thereof.

     U.S. Customs has recently created a "Port of Entry" designation for Addison Airport, Addison, Texas (Port Code 5584). The Company's offices and buildings are physically adjacent to Addison Airport. A U.S. Custom's Port Director is now stationed on Addison Airport in close proximity to the Company's offices.

     These two actions by U.S. Customs translate into a savings in transit time of shipments of foreign goods to the United States by five days to a week. Paperwork preparation for customer's outbound shipments has been shortened, from as much as 5 days, to as little as one hour. The Company believes these changes will enhance the Company's ability to compete for customers who are sensitive to time delays in shipments.

     Marketing
     ---------

     CCC  utilizes a direct sales force of four  independent  salesmen and three employed customer service representatives. In addition to these Company employees, the Company utilizes sales engineering representatives (four at present). The Company has purchased only limited advertising in trade publications.

     VBT markets its products utilizing two (2) direct sales personnel, and both employees of UBC act in a sales capacity for UBC.

     Machinery and Equipment
     -----------------------

     The Company, through CCC, VBT and UBC, owns the majority of the equipment utilized in its design, manufacturing and assembly operations with the remaining equipment leased by CCC, VBT and UBC. This includes specialized equipment such as small electric welders, a Sonic welder, Computer Aided Design ("CAD") computer programs, computer driven battery analyzers, battery chargers, heat-shrink ovens, strip-chart-recorders, timers, multimeters and hand tools utilized in operations.

     Additional manufacturing equipment, capable of automated epoxy dispensing and automated "connector to wire" attachment, is also owned by the Company. The Company's computer hardware (DEC Mainframe and multiple PC's and terminals hardwired thereto) and software, required for its accounting, sales, inventory and management controls is Company owned. Office furniture and equipment, as necessary to operate the business, are also listed among Company assets.

     The Company's machinery and equipment consists of readily available items and can be replaced without significant cost or disruption to business activities.

     Customers
     ---------

     CCC's customer base is relatively broad. CCC sold goods to more than two hundred thirty (230) different customers during the year ended December 31, 1996. CCC maintains a computer data base of over one thousand active and potentially active customers, all of whom are believed to be potential customers for CCC's products. The Company does not believe that the loss of any single customer or group of related would have a materially adverse effect on its operations.

     Since the date of its acquisition by the Company in June, 1996 through December 31, 1996, VBT has had sales in the amount of approximately $38,000.00.

     UBC, which was incorporated on October 29, 1996, had sales of approximately $18,000 during the year ended December 31, 1996.

     During the year ended December 31, 1996, two of the Company's customers each accounted for approximately 10.5% and 10.8%, respectively, of the Company's total sales. The Company does not expect a reduction in sales to these customers; however, no assurance can be given that sales will remain at the same level.

     Employees
     ---------

     The Company currently employs twenty-seven employees, twenty-one of whom are employed by CCC, including three of the Company's officers, six clerical and inside sales personnel, six persons in the assembly area, two persons in warehousing and four outside sales personnel. VBT has four employees and UBC presently has two employees.

     Technology
     ----------

     CCC's electronic products are all relatively low technology. The Company believes these products are not subject to sudden obsolescence since they represent basic elements common to a wide variety of existing electronic circuit designs. At the same time, there can be no assurance that advances and changes in technology, manufacturing processes and other factors will not affect the market for the Company's products.

     The products of VBT are highly technical and involve both specialty design engineering and techniques developed by VBT to construct LED modules which maximize and customize the light output of LEDs at a reasonable price to the customer.

     Competition
     -----------

     The Company competes in sales of its batteries and battery packs with many companies located in the United States, Mexico and Asia. In sales of its electronic components, the Company faces competition from many large electronic distributors as well as from factory direct sale outlets throughout the United States as well as other importers and exporters in Asia. Many competitors of the Company are substantially larger and have greater resources than the Company. The Company does not consider itself a significant factor in the electronic component and battery business.

     Environmental Matters
     ---------------------

     The Company believes it is in compliance with all relevant federal, state, and local environmental regulations and does not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

     Patents and Trademarks
     ----------------------

     Although the Company is the owner in Texas of the trademark "NIKKO" for batteries and electronic components, that trademark is not regarded as essential or necessary for the marketing of the Company's products. The Company does depend, in part, on the patents and trademarks of its vendors and suppliers, over which it has little control. It is possible that the loss of these marks, or the deregulation of their value, could have an adverse effect on the Company's business.

     Sources and Availability of Materials
     -------------------------------------

     With the exception of battery products and certain electronic components described below, the Company purchases its raw materials, such as wire, metals and packaging materials, from a number of local sources and is not dependent on any single source for raw materials. Except as noted below, the Company believes that the loss of any single supplier would not adversely affect the Company's business. All raw materials utilized by the Company are readily available from many sources.

     The Company enjoys a close and beneficial non-exclusive relationship with a single supplier of a substantial portion of its battery products, the Panasonic Battery Sales Group of Matsushita Electric Corp. of America ("Panasonic"). The Company is a certified Panasonic Modification Center for the production of battery packs. Although the Company has established relationships with other battery manufacturers and sells their products, the loss of this relationship with Panasonic could have a material adverse effect on the Company.

     In addition to the Company's relationship with Panasonic, Nippon Electric Corporation is the Company's largest supplier of electronic component parts. The loss of this supplier could have a material adverse effect on the Company. The Company believes this supplier also sells component parts to the Company's competitors.

     Research and Development
     ------------------------

     During each of the last two Fiscal Years the Company did not expend in excess of One Thousand Dollars ($1,000.00) on research and development of products. During Fiscal Year 1996 VBT did not capitalize research, development or engineering costs, and such costs were expensed during the period of their occurrence.

     Governmental Matters
     --------------------

     Except for usual and customary business and tax licenses and permits, and the licenses and permits described elsewhere in this Form 10-KSB, no governmental approval is required for the principal products/services of Company, nor does Company know of any existing or probable governmental regulations affecting Company's activities.


Item 2.  Description of Property
--------------------------------

     TEI, CCC and UBC occupy an industrial office building complex and parking facility owned by La Taste Enterprises, a partnership of Craig D. La Taste, a director and former President of the Company, and members of his family, and leased to the Company. The lease will expire May 31, 1997. The Company utilizes approximately 16,000 square feet of office and warehouse building and 15,000 square feet of open fenced and paved parking and storage areas. CCC has entered into a lease to expand its use of these premises which becomes effective June 1, 1997 and terminates on December 31, 2001, for the same space at a base rental of $5,600 per month.

     The building space includes approximately 4,000 square feet of office space, 4,000 square feet of manufacturing and assembly space, used in the Company's battery pack business, with the balance of the space dedicated to warehousing, storage, shipping and receiving operations. The premises occupied by the Company, including the facilities used by CCC and UBC are adequate to serve its present and foreseeable future needs.

     VBT occupies in Garland, Texas (a suburb of Dallas) approximately 1,125 square feet of manufacturing engineering and office space which it leases from an unaffiliated lessor for $935.00 per month. The lease for these premises expires June 1, 1997. While the space is suitable for engineering and design and sample manufacturing, the Company and VBT believe that this space is inadequate for manufacturing anticipated production orders. VBT upon receipt of such orders will seek adequate facilities which are readily obtainable at reasonable rental rates in the area. VBT believes adequate space is readily available to service its needs.


Item 3.  Legal Proceedings
--------------------------

         None


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None


                                     Part II


Item 5.  Market for Company's Common Equity and Related Stockholders Matters
----------------------------------------------------------------------------

     The common stock of the Company commenced quotation on the OTC Bulletin Board under the symbol "TEIL" in late December, 1992. Until the third quarter of 1995 no substantial public trading market had developed for the common stock of the Company. Following the public offering of securities of the Company (See below) in January, 1996, the common stock and other securities of the Company commenced trading on the NASDAQ SMALL CAP ISSUES under the following listing symbols:

            NASDAQ Symbols
               Units ........................TELU
               Common Stock .................TELE
               Class A Preferred Stock.......TELEP
               Warrants .....................TELEW

     In August,  1995 the stockholders of the Company approved a one (1) for six
(6) reverse split of the Company's Common Stock which became effective on December 4, 1995. The par value of the Common Stock was changed to $0.01 per share from a previous $0.001 per share. As a result of the reverse split, as of December 5, 1995 the Company had issued and outstanding 1,088,275 shares of common capital stock, par value $0.01 per share. In December 1995, two holders aggregating ownership of 130,010 shares of Common Stock exchanged those shares of Common Stock for 65,000 shares of Class B Preferred Stock, Par Value $1.00 per share.

     On January 26, 1996 the Company consummated a publicly underwritten offering of 300,000 Units, each Unit consisting of one share of Common Stock, Par Value $0.01 ("Common Stock") and one share of Class A Preferred Stock, Par Value $1.00 per share ("Preferred Stock"). The offering also included the sale of 345,000 Redeemable Class A Warrants ("Warrants") (including 45,000 sold to underwriters with the offering, and an additional 30,000 units, 30,000 warranty sold to the underwriters in the offering at a price of $410.72 per Unit and $0.13 per Warrant, pursuant to the Company's agreement with the Underwriter). Until July 26, 1996, shares of the Common Stock and Preferred Stock comprising a Unit were not separately transferable, but could only be traded as a Unit. The Common Stock and Class A Preferred Stock may now be separately traded. Effective January 26, 1997, each share of Class A Preferred Stock is convertible into two shares of Common Stock, subject to adjustment under certain conditions. The Company may require conversion of the Preferred Stock if the average closing bid price of the Common Stock equals or exceeds $5.25, subject to adjustment, for 30 consecutive trading days. Dividends on the Preferred Stock accrue at the annual rate of 36 3/4 cents per share and are payable quarterly in arrears on the last day of March, June, October and December of each year. At the option of the Company, dividends are payable either in cash [or shares of Common Stock] on the next trading day following the record date determining shareholders entitled to receive such dividend shall be used to calculate the number of shares. Fractional shares are rounded up to whole shares. The liquidation preference applicable to each share of the Preferred Stock is equal to the sum of (i) $5.25 and (ii) the amount of accrued and unpaid dividends thereon.

     Simultaneously with the sale of the Units and Warrants described above, the Company registered for public distribution an aggregate of 1,600,000 Redeemable Class A Warrants. Each Warrant entitles the holder to purchase, at an exercise price of $3.50, subject to adjustment, one share of Common Stock. The Warrants are exercisable at any time commencing July 27, 1996 through January 26, 2000. Commencing July 27, 1996 the Warrants are subject to redemption by the Company for $0.10 per Warrant, upon 30 days' written notice, if the average closing bid price of the Common Stock exceeds $5.25 per share (subject to adjustment in each case) for any 30 consecutive trading days prior to the notice of redemption.

     In November 1996, the Company entered into a Letter of Intent with Placement and Acceptance, Inc. ("PAI") a corporation of the British Virgin Islands to sell privately to Asian investors 1,100,000 shares of common stock and options to purchase an additional one million shares for an aggregate purchase price of $1,870,000. On February 11, 1997 the Company consummated the transaction and issued to six accredited foreign investors pursuant to Regulation S an aggregate of 1,100,000 shares of common stock and options to purchase for a period of thirteen (13) months an additional One Million (1,000,000) shares of Common Stock at a price of $2.15 per share. The private sale was conducted pursuant to Regulation S, as adopted by the Securities and Exchange Commission.

     The following table sets forth the high and low prices of the Company's common stock on a quarterly basis for the calendar years 1994, 1995 and 1996.


                                                          Common Stock Price
        Calendar Period                                    High        Low
         1994:
         First Quarter .................................  $3.75       $1.50
         Second Quarter ................................  $3.75       $0.75
         Third Quarter .................................  $7.68       $1.875
         Fourth Quarter ................................  $7.50       $1.50
         1995:
         First Quarter   ...............................  $3.75       $2.25
         Second Quarter ................................  $2.75       $0.75
         Third Quarter .................................  $3.00       $1.08
         Fourth Quarter ................................  $2.75       $1.50
         1996:
         First Quarter .................................  $4.00       $2.125
         Second Quarter ................................  $1.875      $0.625
         Third Quarter .................................  $1.50       $0.75
         Fourth Quarter ................................  $2.25       $1.375

     No dividends were paid on the common stock during calendar years 1994 and 1995. Subsequent to January 31, 1996, the effective sale date of the Class A and Class B Preferred Stock, unless all accrued and unpaid dividends on the Class A and Class B Preferred Stock have been paid in cash or common stock for a dividend period, no dividends may be declared or paid or set aside for payment or other distribution made upon the Common Stock. On February, 16, 1996 the Board of Directors of the Company declared a dividend of $0.03 per share on the Class A Preferred Stock payable to shareholders of record as of February 28, 1996.

     During Fiscal Year 1996, shareholders of record of the Class A and Class B Preferred Stock on June 30, September 30 and December 31 of said year were paid a dividend of nine (9) cents per share on the payment date for such dividend period. Preferred Stock holders of both Class A and Class B of record date February 28, 1997 will receive a dividend of Nine (9) cents per share payable March 31, 1997.

     The common stock of the Company was reported on the NASDAQ Small Cap Issues on March 25, 1997, by brokers making a market, at bid $2.375, asked $2.625.

     As of December 31, 1996 there were approximately 1,150 beneficial holders of the common stock of the Company.


Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by the other more detailed financial information included elsewhere in this Report.

Results of Operations
---------------------

     Fiscal Year 1996 compared to Fiscal Year 1995. The Company's sales for the year ended December 31, 1996 (Fiscal 1996) were $3,840,075, an increase of 8.37% from sales of $3,543,357 in the year ended December 31, 1995 (Fiscal 1995). The increase in sales was attributable primarily to increased sales of the Company's import products of approximately 16.3%, from $2,007,436 in Fiscal 1995 compared to $2,335,047 in Fiscal 1996, which was offset, in part, by a reduction in sales from the Company's batteries and battery assembly line of approximately 3%, from $1,454,934 in Fiscal 1995 compared to $1,410,842 in Fiscal 1996.

     Management of the Company believes the decrease in battery and battery assembly sales in Fiscal 1996 was due to a decline in usage by existing customers, and by failure of the Company to attract new customers to replace those sales. During Fiscal Year 1996, the Company took several steps to enhance marketing and sales of battery assembly products; however, it is not yet clear whether those steps will result in significant improvement of sales of batteries and battery assemblies.

     The increase in sales in Fiscal 1996 was impacted by the Company's decision in Fiscal 1995 to emphasize the sale of imported passive and active electronic components and imported batteries. These products generally bear a higher profit margin, which the Company believes will, over time, generate greater sales and profits. The Company continues to believe that increasing sales of import products will, ultimately, produce greater sales and profits.

     The Company's gross profit margin in Fiscal 1996 decreased to 25.4% from 26.3% in Fiscal 1995. The decrease in gross profit margin was due largely to an increase in the provision for obsolete and slow moving inventory described below, offset, in part, by the increase in the gross profit margin of import products, which increased from 26.3% in Fiscal 1995 to 29% in Fiscal 1996, as well as an increase in the gross margin of batteries and battery assemblies, which increased from 25.4% in Fiscal 1995 to 27.7% in Fiscal 1996.

     The Company monitors potential inventory adjustments on an ongoing basis and increased its inventory allowance periodically throughout Fiscal 1996. During Fiscal 1996, the Company increased its reserve for obsolete and slow-moving inventory to $182,300, from $43,500 at December 31, 1995. A substantial portion of this increase allowance was provided in the last three months of Fiscal 1996. The Company is actively reviewing its inventory allowance procedures and policies and will adjust allowances as appropriate.

     In June, 1996 the Company acquired 100% of the issued and outstanding shares of capital stock of VBT a Texas corporation engaged in design and engineering specialized products incorporating recent advances in technologies related to LED's, a lighting device used in industrial and commercial products. During Fiscal 1996, VBT contributed only marginally to the sales of the Company.

     On October 29, 1996 the Company formed a subsidiary corporation, UBC, for the purpose of expanding into new markets for batteries and battery products. UBC generated a loss of approximately $38,000 in Fiscal 1996.

     General and administrative expenses for Fiscal 1996 increased to $1,308,176 from $838,111 in Fiscal 1995, due primarily to legal, accounting and related costs associated with expansion of the Company's operations, including acquisition of VBT and formation of UBC, additional salaries and overhead requirements relating to VBT and UBC, as well as substantially increased advertising and marketing expenditures.

     The Company realized additional interest income in Fiscal 1996 compared to Fiscal 1995 as a result of investments of funds received in the Company's public offering. See, "Market for the Company's Common Equity and Related Stockholders Matters."

     Fiscal Year 1995 compared to Fiscal Year 1994. The Company's gross revenues for Fiscal 1995 were $3,543,357, a decrease of 3.5% from gross revenues of $3,667,894 in the year ended December 31, 1994 (Fiscal 1994). The decrease in gross revenues was attributable to a decrease in sales of the Company's battery assembly line sales of approximately 20.4%, from $899,836 in Fiscal 1995 compared to $1,131,444 in Fiscal 1994. This reduction was offset in part by an increase of sales of import products by approximately 2%, as described below, and the sale of $98,000 in kitting operations. See, "Business of the Company -- Kitting Operations."

     Management of the Company believes the decrease in battery assembly sales in Fiscal 1995 was also due to lack of an effective marketing program, a decline in usage by existing customers, and by failure of the Company to attract new customers. During Fiscal Year 1996, the Company took several steps to enhance marketing and sales of battery assembly products. See "Management's Discussion and Analysis - Fiscal Year 1996 compared to Fiscal Year 1995."

     The reduction in gross revenues was also impacted by the Company's decision in Fiscal 1995 to de-emphasize its historical reliance on distribution contracts with Panasonic, Varta and other United States based companies, and to emphasize instead the sale of imported passive and active electronic components and imported batteries, which the Company believes will, over time, generate greater sales and profits. During Fiscal 1995, import sales totaled $2,011,156, compared to $1,971,632 in Fiscal 1994. The emphasis on import sales resulted in a decrease in distribution sales for Fiscal 1995 to $442,807 from $496,726 for Fiscal 1994. The Company continues to believe that increasing sales of import products will, ultimately, produce greater sales and profits.

     The Company's gross profit margin in Fiscal 1995 increased to 26.2% from 23.3% in Fiscal 1994. The increase in gross profit margin was, in large part, due to the increase in the gross profit margin of import products, which increased from 23.6% in Fiscal 1994 to 26.3% in Fiscal 1995.

     The Company monitors potential inventory adjustments on an ongoing basis and increased its inventory allowance periodically throughout Fiscal 1995. Adjustments to lower of cost or market are booked when realized, and allowances for obsolete and slow moving inventory, are adjusted as needed, in the opinion of Management. Fiscal 1995 operations include adjustments in both write-offs and establishment of reserves in compliance with these Company procedures.

     General and administrative expenses for Fiscal 1995 increased to $838,111 from $762,359 in Fiscal 1994, due primarily to increased commissions and wages, advertising expenditures and other increases in various miscellaneous items.

Liquidity and Capital Resources
-------------------------------

     The Company maintains a large inventory of products for off-the-shelf sales to its customers. In addition, many of the Company's overseas vendors require advance payments on inventory shipments. The combination of these factors has historically caused the Company to seek working capital through bank and shareholder loans. In order to reduce reliance on borrowings and in order to generate additional funds for expansion of operations, marketing and advertising, the Company consummated a publicly underwritten offering of securities in January 1996 for which the Company raised $2,043,891 (including funds from the sale of warrants), net of offering and other costs of $465,024. In addition, in February 1997, the Company consummated a private sale of securities to six accredited foreign investors, from which it raised $1,870,000 by the Company, prior to expenses. See, "Market for the Company's Common Equity and Related Stockholders Matters."

     Net cash used by operating activities was $658,029 in Fiscal 1996, compared to net cash provided by operating activities of $97,630 for Fiscal 1995. The decrease in cash provided by operations in Fiscal 1996 was mainly due to purchases of inventory, payment of deferred compensation and increased general and administrative expenses associated with the Company's expansion.

     Prior to 1996, the Company has relied in part, upon financing by banks and by its significant shareholder and his family to meet cash needs. During Fiscal 1996, the Company used funds of $32,220 to pay down loans from banks and shareholders. In addition, as noted above, the Company raised $2,009,976 from the sale of common and preferred stock, and the Company also raised $93,915 from the sale of warrants. The Company also paid $109,500 in dividends. These activities resulted in net cash provided by financing activities of $1,964,671. During Fiscal 1995 the Company generated net cash of $185,996 in its financing activities, resulting from net proceeds and payments on bank and shareholder loans, and $100,000 in cash from the sale of warrants. The Company used $1,185,102 of cash in investing activities in Fiscal 1996, compared to $263,950 in Fiscal 1995. A significant portion of cash used in Fiscal 1996, $1,012,704, which was used to purchase marketable securities. principally treasury securities, resulted from cash generated in its public offering.

     At December 31, 1995, the Company had net working capital of $959,332 which had increased by year end December 31, 1996 to $2,487,945. This increase was primarily a result of the issuance on January 26, 1997, of Units and warrants for aggregate proceeds of $2,103,891.

     The Company has a balance due of $200,000 as of December 31, 1996 payable to Nations Bank Texas, N.A. which is due March 31, 1997. This note is secured by a $214,336 certificate of deposit as well as a personal guarantee of the President of the Company. The Company anticipates that this note will be paid off at maturity. In addition, the Company owed at December 31, 1996 $147,772 under a $750,000 line of credit at Texas Central Bank, secured by accounts receivable, inventory and automotive equipment. This loan matures on June 30, 1997, at which time any outstanding amount is likely to be repaid.

     At December 31, 1996, the Company owed an aggregate of $245,000 to the President of the Company, his wife and a family Partnership. These unsecured notes are currently being paid as to interest only. These notes are due on March 31, 1997 and are expected to be repaid on that date.

Forward-Looking Statements
--------------------------

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company:

     -- Factors related to increased competition from existing and new competitors, including price reductions and increased spending on marketing and product development; and limitations on the Company's opportunities to enter into and/or renew agreements with vendors and customers.

     -- The Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity; and the failure of management to anticipate, respond to and manage changing business conditions.

     -- The failure of the Company or its partners to successfully utilize international markets; and risks inherent in doing business on an international level, such as laws governing content that differ greatly from those in the U.S., unexpected changes in regulatory requirements, political risks, export restrictions, export controls relating to technology, tariffs and other trade barriers, fluctuations in currency exchange rates, issues regarding intellectual property and potentially adverse tax consequences.

     -- The amount and rate of growth in the Company's marketing and general and administrative expenses; the implementation of additional pricing programs; and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

     -- Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated.

     --   The  acquisition  of  businesses,  fixed  assets and other  assets and acquisition related risks, including successful integration and management of acquired technology, operations and personnel, the loss of key employees of the acquired companies, and diversion of management attention from other ongoing business concerns; the making or incurring of any expenditures and expenses; and any revaluation of assets or related expenses.

     -- The ability of the Company to diversify its sources of revenue through the introduction of new products and services and through the development of new revenue sources.

     -- The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other charges, or federal, state, local and other taxes.

     -- The Company's continued ability to attract and retain skilled and qualified personnel.

     --   Adoption of new, or changes in,  accounting  policies,  practices  and
          estimates  and  the  application  of  such  policies,   practices  and
          estimates.

     -- The effects of any activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment; the amount, type and cost of the financing which the Company has, and any changes to that financing.


Item 7.  Financial Statements
-----------------------------

     Information required by this item appears in the Consolidated Financial Statements and Report of Independent Certified Public Accountants of Tech Electro Industries, Inc. and Subsidiary contained herein.


Item 8. Change in and Disagreement  with Accountants on Accounting and Financial
--------------------------------------------------------------------------------
Disclosure
----------

         None.

                                    Part III


Item 9.  Directors, Executive Officers, Promoters and Control Persons
---------------------------------------------------------------------

     (a) During the Fiscal Year ended December 31, 1996 the following persons served as directors of Company:

 Name and Age              Position with Company                  Director Since

 Craig D. La Taste (70)    Chairman of the Board,                      1992
                           President, Chief Executive
                           Officer  and Director (1)

 David L. Arnold (61)      Vice President, Secretary (2)               1992
                           and Director

 Jay R. Reese (70)         Director(3)                                 1992

 Jack S. Kilby (72)        Director(4)                                 1992

 E. C. Karnavas (74)       Director(5)                                 1992




(1) Mr. La Taste resigned as Chairman of the Board, President and Chief Executive Officer of the Company on February 11, 1997, but continues to serve as President and director of CCC, UBC and VBT.

(2) Mr. Arnold resigned as Vice-President and Secretary of the Company on February 11, 1997. Mr. Arnold is Vice-President and a director of CCC, President and director of VBT and Secretary and director of UBC.

(3) Mr. Reese resigned as a director of the Company on February 11, 1997. He is a director of CCC.

(4) Mr. Kilby resigned as a director of the Company on June 7, 1996.

(5) Mr. E. C. Karnavas resigned as a director on  February 11, 1997.

     On February 11, 1997 Messrs. William Kim Wah Tan, Kim Yeow Tan and Sadasuke Gomi were elected directors of the Company replacing Messrs. Reese, Karnavas and Kilby. Mr. William Kim Wah Tan was elected director, Chairman of the Board, President and Chief Executive Officer, Mr. Kim Yeow Tan was elected director and Vice President, and Mr. Gomi was elected director, Vice President and Secretary.

     All directors of Company are elected at the annual shareholder meeting and serve as such directors until the next annual meeting of shareholders. directors may be re-elected at such succeeding annual meeting so as to succeed themselves. All employees of Company who are also directors do not receive compensation for serving as such directors. Outside (non-employee) directors receive Two Hundred Dollars ($200.00) compensation for attendance at director meetings.

     (b) Executive Officers of Company:

     Craig D. La Taste, (70), served as Chairman of the Board, President and Chief Executive Officer of the Company throughout Fiscal 1996. He resigned as Chairman of the Board, President and Chief Executive Officer of the Company on February 11, 1997. He was replaced in these offices by Mr. William Kim Wah Tan. Mr. La Taste is President and a director of CCC, VBT and UBC and a director of TEI.

     David L. Arnold (61) served as Secretary and Vice President of the Company throughout Fiscal 1996. He resigned said positions on February 11, 1997. Mr. Arnold remains a director of TEI, director, Vice President and Secretary of CCC, President and director of VBT and Secretary and director of UBC.

     William Kim Wah Tan was elected Chairman of the Board, President, Chief Executive Officer and director of the Company on February 11, 1997.

     Kim Yeow Tan was elected director and Vice-President of the Company on February 11, 1997.

     Sadasuke Gomi was elected director, Vice-President, and Secretary of the Company on February 11, 1997.

     Messrs. La Taste, William Kim Wah Tan, Arnold, Kim Yeow Tan and Gomi are expected to be slated for re-election to the Board of directors of the Company at the Annual Meeting of Shareholders expected to be held in June, 1997.


     (c) Significant and Key Employees:

         Julie A. Sansom-Reese, (34)         Chief Financial Officer of TEI.

         Randy Hardin (37)                   Vice-President of UBC.

         Jim Thompson (59)                   Vice-President of VBT.

         Bernard Silverman (43)              Vice-President of VBT.


     (d) Business Experience:

     WILLIAM KIM WAH TAN, age 54, for the past twenty years, has been active as an entrepreneur in the fields of finance, general insurance, property development and management. Mr. William Kim Wah Tan has held senior management positions in a number of financing, insurance, textile, property development and related businesses. Mr. William Kim Wah Tan is the brother of Mr. Kim Yeow Tan.

     KIM YEOW TAN, age 51, is a graduate of the Malayan Teachers Training College and holds a Bachelor of Science Degree in Business Administration from Century University, United States. Mr. Kim Yeow Tan has, for the past fifteen years, been active as an entrepreneur in the fields of finance, general insurance, property development and management. Mr. Kim Yeow Tan has held senior management positions in finance companies, insurance companies, textile and property development and related businesses. Mr. Kim Yeow Tan is the brother of Mr. William Kim Wah Tan.

     CRAIG D. LA TASTE, Chairman of the Board, President and Chief Executive Officer(in each case through Fiscal 1996) and director. Mr. La Taste was born in Dallas, Texas, and received a public school education in Dallas. Mr. La Taste earned a BSEE degree from Southern Methodist University, Dallas, Texas. From 1963 to July, 1991, Mr. La Taste was President of Dunbar Associates, Inc., a Dallas, Texas-based electronic components sales firm, which merged into CCC. From 1985 to the present, Mr. La Taste has served as President and director of CCC. Mr. La Taste is also President and a director of VBT and UBC.

     DAVID L. ARNOLD, Vice President, Secretary (throughout Fiscal 1996) and director. Mr. Arnold was born in Portsmouth, Ohio, and received a public school education there. Mr. Arnold earned a B.A. degree from Ohio Wesleyan University, Delaware, Ohio, and a BSEE degree from Case Institute of Technology, Cleveland, Ohio. Since January 1987, Mr. Arnold has served as Vice President of Dunbar Associates, Inc., now merged into Computer Components Corporation, and serves now as Vice President of Computer Components Corporation. As Vice President, Mr. Arnold serves as manager of the battery pack operations.

     JULIE A. SANSOM-REESE, Treasurer (throughout Fiscal 1996). Ms. Sansom-Reese was born in Midland, Texas, and received a public school education in Odessa, Texas. Ms. Sansom-Reese attended Odessa Junior College, Odessa, Texas, and the University of Texas of the Permian Basin, Odessa, Texas. Ms. Sansom-Reese earned a B.A. degree in Business from Texas Tech University, Lubbock, Texas. Since August, 1986, Ms. Sansom-Reese has served as Comptroller and Treasurer of Computer Components Corporation, the Company's subsidiary.

     SADASUKE GOMI, age 25, is a graduate of Mejii University in Japan, where he received a bachelor's degree in commerce. Mr. Gomi, in addition to serving as Corporate Secretary, also serves as a Vice President and director of the Company.

     No family relationship exist among any of the executive officers or directors of Company or persons nominated or chosen to become directors or executive officers, except that Messrs Kim Yeow Tan and William Kim Wah Tan are brothers.


Item 10.  Executive Compensation
--------------------------------

     The following table sets forth the aggregate cash compensation paid by the Company during its year ended December 31, 1996, to each of the Company's executive officers whose total cash compensation from the Company exceeded $60,000, and to all executive officers as a group.

                                            SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                            Long-Term Compensation
                                                                        ----------------------------------------------------
                                                                                   Awards                     Payouts
                                                                        ----------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Name and     Fiscal Year    Salary ($)    Bonus ($)    Other Annual     Restricted    Securities      LTIP       All other
Principal    Ended                                     Compensation     stock         Underlying      Payouts    compen-sation
Position     December 31                               (1)($)           award(s) ($)  Options/SARs    ($)        ($)
                                                                                      (#)
----------------------------------------------------------------------------------------------------------------------------
Craig D.     1996           $60,000.00                 $4,649                         35,000          $99,651
La Taste,
Chairman
of the
Board,
President
and CEO*
             -------------- ------------- ------------ ---------------- ------------- --------------- ---------- -----------
             1995           $41,999.89                 $1,774
             -------------- ------------- ------------ ---------------- ------------- --------------- ---------- -----------
             1994           $42,000                    $2,375
----------------------------------------------------------------------------------------------------------------------------


*Mr. La Taste resigned as Chairman of the Board, President and Chief Executive Officer of TEI on February 11, 1997.

(1) Represents non-cash compensation in the form of use of a car and related expenses and life insurance.

     On February 11, 1997, CCC and Craig D. La Taste have entered into an employment agreement replacing an agreement previously entered into by the Company and Mr. La Taste on February 1, 1996. The Agreement has a term commencing on January 1, 1997 and terminating on December 31, 2002, and provides for, among other things, minimum compensation of $75,000 during the year ending December 31, 1997, and rising to $120,000 per year during the years ending December 31, 2000 and 2001. The Agreement also provides that if Mr. La Taste's employment is terminated by CCC without cause, Mr. La Taste will be entitled to receive the amount remaining unpaid for the full term of the Agreement, plus an amount equal to twice that sum.

                              Deferred Compensation

     In 1981, Dunbar Associates, Inc. established a non-qualified deferred compensation plan for the benefit of its corporate officers. Computer Components Corporation assumed such liability upon the merger with Dunbar Associates, Inc. The accrued benefits under such plan were payable to Craig D. La Taste, the Company's Chairman of the Board, President and Chief Executive Officer through Fiscal 1996. The amount accrued under such plan at December 31, 1995 was $99,651. Such amount was paid to Mr. La Taste on December 10, 1996. There were no contributions to the plan during the year ended December 31, 1996.

Incentive Stock Option Plans
----------------------------

     1995 Incentive  Stock Option Plan. On August 16, 1995,  shareholders of the
     ---------------------------------
Company  adopted the 1995  Incentive  Stock  Option Plan (the  "Plan")  covering
125,000 shares of Common Stock of the Company. Under the Plan, the Board of Directors may grant to officers and key employees of the Company "incentive stock options" (intended to qualify as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended) to purchase the number of shares of Common Stock covered by such options through December 31, 1996. During Fiscal 1996 119,000 options were granted under the Plan.

     1997 Incentive Stock Option Plan. On July 12, 1996 the Company's Board of Directors approved and adopted the 1997 Incentive Stock Option Plan for an aggregate of 250,000 shares of common stock. It is intended to be submitted to the shareholders for approval at the annual meeting to be held in June 1997. No options have been granted under the 1997 Plan. The 1997 Plan is substantially identical to the 1995 Plan except as to the number of options (250,000) and the expiration date of granting of options under the 1997 Plan is December 31, 1999.

     During Fiscal 1996, the Company granted options under the 1995 to the following executive officers of the Company:

----------------------------------------------------------------------------------------------------------------
Name                             Number of           Percent of total      Exercise or base     Expiration Date
                                 securities          options/SARs          price ($/share)
                                 underlying          granted to
                                 options/SARs        employees in fiscal
                                 granted (#)         year
----------------------------------------------------------------------------------------------------------------
Craig D. La Taste, Chairman of   35,000              28%                   $1.00 per share     December 31, 2006
the Board, President and Chief
Executive Officer*
----------------------------------------------------------------------------------------------------------------

---------------------
*Mr La Taste resigned as Chairman of the Board, President and Chief Executive Officer of TEI on February 11, 1997.

     The Board of Directors will administer the Plans and have the power to determine eligibility to receive options, the terms of any options including the exercise price, the number of shares subject to the options, the vesting schedule and the term of any such options. The exercise price of all options granted under the Plan must be at least equal to the fair market value of the shares of Common Stock on the date of grant. For those holders of Common Stock possessing more than 10% of the voting power of the Company's outstanding Common Stock, the exercise price of any option granted must equal at least 110% of the fair market value on the grant date and the maximum term of the option must not exceed five years. The terms of all other options granted under the Plan may not exceed 10 years.

     The Company has not adopted any other deferred compensation or retirement program for its employees. It may in the future adopt a pension plan, profit sharing plan, employee stock ownership plan, stock bonus or some other deferred compensation and/or retirement program.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a) The following table sets forth the number of shares of Common Stock Par Value $0.01 of Company known to Company to be the beneficial owner of more than five (5%) percent of such Common Stock at March 25, 1997:


      Name and Address of                    Amount and Nature of     Percent
        Beneficial Owner                     Beneficial Ownership    Of Class(3)

         Craig D. La Taste                     480,396 - Direct(1)      19.9%
         4300 Wiley Post Rd.
         Dallas, TX 75244

         David L. Arnold                       116,898 - Direct(2)       4.8%
         4300 Wiley Post Rd.
         Dallas, TX 75244

         Synergy System Limited                385,000 - Direct(3)     14.84%
         3A Lauderdale Road
         Maida Vale
         London W9 1LT
         United Kingdom

         Equador Holdings, Inc.                385,000 - Direct(3)     14.84%
         Block 126 #19-372
         Bukit Merah View
         Singapore 151126

         Fleet Security Investment Ltd.        385,000 - Direct(3)     14.84%
         P.O. Box 901
         Road Town
         British Virgin Islands

         Asian Broker Limited                  385,000 - Direct(3)     14.84%
         Flat 1, 51 Queens Gate Terrace
         London, SW7 5PL
         United Kingdom

         Eurasia Securities, Ltd.              385,000 - Direct(3)     14.84%
         No. 11 Jalan Medang
         Bukit Bandaraya
         59100 Kuala Lumpur
         Malaysia

         Placement & Acceptance, Inc.          190,000 - Direct(4)     7.56%
         No. 18 Jalan Sri Semantan 1
         Damansara Heights
         50490 Kuala Lumpur
         Malaysia

(1) Mr. La Taste, formerly Chairman of the Board, President and Chief Executive Officer of TEI and currently a director of TEI and President and a director of CCC, VBT and UBC has direct ownership of 463,729 shares of common stock, and as of March 1, 1995, as a partner of La Taste Enterprises (with his two children), he is owner of 16,667 shares of common stock which shares have been included in the shares shown above. Mr. La Taste's wife, Jacqueline Green La Taste, is the owner of 24,212 shares of common stock which she received in 1994 as an inheritance. Mr. La Taste disclaims any beneficial interest in these shares.

(2) Mr. Arnold, a director of the Company, on March 1, 1995, sold 16,667 shares of common stock of the Company to La Taste Enterprises. In describing the transaction between Mr. Arnold and La Taste Enterprises effect is given to the one for six reverse split of the common stock of the Company which took place in December, 1995.

(3) Includes, in each case, options to acquire 180,000 shares of common stock which are exercisable within 60 days of March 15, 1997.

(4) Includes options to acquire 100,000 shares of common stock which are exercisable within 60 days of March 15, 1997 and 5,000 Units.

     (b) The following table sets forth the number of shares of Common Stock of the Company owned by each director and by all directors and officers as a group as of March 7, 1997:

         Name and Address of          Amount and Nature of            Percent
           Beneficial Owner           Beneficial Ownership           of Class

         Craig D. La Taste             480,396 - Direct(1)              19.9%
         4300 Wiley Post Rd.
         Dallas, TX 75244
         Director

         David L. Arnold               116,898 - Direct(2)               4.8%
         4300 Wiley Post Rd.
         Dallas, TX 75244
         Director

         William Kim Wah Tan           190,000-Indirect(4)               7.65%
         4300 Wiley Post Rd.
         Dallas, TX 75244
         Chairman of the Board,
         President, Chief Executive
         Officer, Director

         Kim Yeow Tan                  385,000 - Indirect(3)            14.84%
         4300 Wiley Post Rd.
         Dallas, TX 75244
         Vice President, Director

         Sadasuke Gomi                 385,000 - Indirect(5)            14.84%
         4300 Wiley Post Rd.
         Dallas, TX 75244
         Vice President, Secretary,
         Director

         Julie Sansom-Reese
         4300 Wiley Post Rd.
         Dallas, TX 75244
         Chief Financial Officer       1,125(6)                            *

         All Officers and Directors
         as a Group (6 Persons)        1,558,419                       64.51%



*Represents less than one percent (1%) of the Company's outstanding shares.

(1) Mr. La Taste, a director of the Company, has direct ownership of 463,729 shares of common stock. As a partner of La Taste Enterprises with his two children, he is beneficial owner of 16,667 shares of common stock which shares have been included in the percent of shares shown herein. Mr. La Taste's wife, Jacqueline Green La Taste, is the owner of 24,212 shares of common stock which she received in 1994 as an inheritance. Mr. La Taste disclaims any beneficial interest in these shares.

(2) Mr. Arnold, a director of the Company sold 16,667 shares of common stock of the Company to La Taste Enterprises on March 1, 1995.

(3) All shares reported hereunder are held by Eurasia Securities, Inc., of which Mr. Kim Yeow Tan is a director.

(4) All shares reported hereunder are held by Placement and Acceptance, Inc., of which Mr. William Kim Wah Tan is a director.

(5) All shares reported hereunder are held by Fleet Security Investments, Inc., of which Mr. Gomi is a director.

(6) Consists of options to acquire 1,125 shares of common stock which are exercisable within 60 days of March 15, 1997.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Craig D. La Taste, while Chairman of the Board, President and Chief Executive Officer and a director of TEI, guaranteed personally a $200,000 promissory note of TEI to Nations Bank on March 31, 1997. The note is secured by a certificate of deposit held by the Company in a principal amount exceeding the amount of the debt. See, "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity."

     CCC is also the maker of two unsecured notes given to evidence cash loans in like amounts in favor of Jacqueline La Taste, wife of Craig D. La Taste, in the aggregate principal amount of $245,000. The first note is the principal amount of $145,000, with interest accruing and payable monthly at 10.25% per annum. The second note is in the principal amount of $100,000, with interest accruing and payable monthly at the rate of 9.5% per annum. Interest payments are current on both notes. In December 1995, Mrs. La Taste agreed to extend the maturity dates of these notes to March 31, 1997. See, "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity."

     The Company leases its office and warehouse premises from La Taste Enterprises, a partnership comprised of Mr. La Taste and members of his family. The current lease is for a three year term ending May 31, 1997 and provides for monthly rental payments of $4,800. During the years ended December 31, 1995 and 1996, the Company paid to La Taste Enterprises rent in the amounts of $57,600. CCC has entered into a new lease, commending June 1, 1997 and terminating on December 31, 2001 for the same space at an annual base rent of $67,200.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

     a. The following exhibits pursuant to Rule 601 of Regulation SB are incorporated by reference to Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995, and amended on January 5, 1996 and January 23, 1996.

          3.1 Articles of Incorporation, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996).

          3.2 Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996).

          3.2A Amended Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996).

          3.3 Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996).

          4.4 Warrant Agreement (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996).

          10.1 Sales Agent Agreement between the Company and Placement & Acceptance, Inc., dated February 10, 1997

          10.2 Subscription Agreement between the Company and Placement & Acceptance, Inc., dated February 10, 1997

          10.3 Subscription Agreement between the Company and Synergy System Limited, dated February 10, 1997, with option to purchase shares of Company common stock.

          10.4 Subscription Agreement between the Company and Equator Holdings Inc., dated February 10, 1997, with option to purchase shares of Company common stock.

          10.5 Subscription Agreement between the Company and Fleet Security Investment Ltd, dated February 10, 1997, with option to purchase shares of Company common stock.

          10.6 Subscription Agreement between the Company and Asian Brokers Limited, dated February 10, 1997, with option to purchase shares of Company common stock.

          10.7 Subscription Agreement between the Company and Eurasia Securities Ltd, dated February 10, 1997, with option to purchase shares of Company common stock.

          10.8 Employment Agreement between Computer Components Corporation and Craig D. La Taste, entered into February 11, 1997. 21 Subsidiaries of Issuer

          27 Financial Data Schedule

          No annual report or proxy material has been sent to security holders of the Company. The Company intends to send an Annual Report to its security holders subsequent to the date of the filing of this report on this Form. The Company undertakes that it shall furnish copies of such material to the Commission when it is sent to security holders.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April   10, 1997

                                                  Tech Electro Industries, Inc.


                                               By:    /s/ William Kim Wah Tan
                                                  -----------------------------
                                                  WIlliam Kim Wah Tan, President


     Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                          Capacity                              Date
----------                          --------                              ----

/s/ William Kim Wah Tan    Chairman, President,                      April 10, 1997
-----------------------    Chief Executive Officer and Director
William Kim Wah Tan


/s/ Kim Yeow Tan           Vice-President and Director               April 10, 1997
----------------
Kim Yeow Tan


/s/ Sadasuke Gomi          Vice-President, Secretary,                April 10, 1997
-----------------          and Director
Sadasuke Gomi


/s/ Craig D. La Taste      Director                                  April 10, 1997
---------------------
Craig D. La Taste


/s/ David L. Arnold        Director                                  April  10, 1997
-------------------
David L. Arnold


/s/ Julie Sansom-Reese     Chief Financial Officer                   April 10, 1997
----------------------     (Principal Accounting Officer)
Julie Sansom-Reese


                          INDEX TO FINANCIAL STATEMENTS

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES




                                                                          Page

Report of Independent Certified Public Accountants                         F-3

Financial Statements

      Consolidated Balance Sheets as of December 31, 1996 and 1995         F-4

      Consolidated Statements of Operations
      for the years ended December 31, 1996 and 1995                       F-6

      Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 1996 and 1995                       F-8

      Consolidated Statements of Cash Flows
      for the years ended December 31, 1996 and 1995                       F-9

      Notes to Consolidated Financial Statements                           F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Stockholders and Board of Directors
Tech Electro Industries, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                 /s/ KING GRIFFIN & ADAMSON P.C.
                                                 -------------------------------
                                                 KING GRIFFIN & ADAMSON, P.C.


Dallas, Texas
February 27, 1997

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                     ASSETS

                                                                        1996               1995
                                                                    ------------       ------------
CURRENT ASSETS
     Cash and cash equivalents                                       $   261,973      $   139,782
   Marketable securities (including restricted certificate
     of deposit of $214,336)                                           1,151,836                -
     Accounts and note receivable
     Trade, net of allowance for doubtful accounts
     of $4,500 in 1996 and 1995                                          357,674          363,099
     Note                                                                 15,000                -
     Other                                                                22,209           17,992
     Inventory                                                         1,493,132        1,152,178
     Prepaid expenses and other                                           80,943          119,503
     Deferred tax asset                                                        -           17,398
                                                                      ----------      -----------

     Total current assets                                              3,382,767        1,809,952
                                                                      ----------      -----------

PROPERTY AND EQUIPMENT
     Machinery and equipment                                             316,732          275,101
     Furniture and fixtures                                              147,359          128,757
     Vehicles                                                             21,943           21,943
                                                                      ----------      -----------
                                                                         486,034          425,801
     Less accumulated depreciation                                      (293,882)        (288,890)
                                                                      ----------      -----------

     Net property and equipment                                          192,152          136,911
                                                                      ----------      -----------

OTHER ASSETS
     Notes receivable                                                    113,538           36,486
     Certificate of deposit, restricted                                        -          203,843
     Deferred tax asset                                                        -           22,070
     Other                                                                 2,428            2,000
                                                                      ----------      -----------

     Total other assets                                                  115,966          264,399
                                                                      ----------      -----------

TOTAL ASSETS                                                         $ 3,690,885     $  2,211,262
                                                                      ==========      ===========


                                  - Continued -


The accompanying notes are an integral part of these financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                           December 31, 1996 and 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     1996                1995
                                                                 ------------        -----------
CURRENT LIABILITIES
     Notes payable to banks                                     $   347,772         $   159,992
     Notes payable to affiliates                                    245,000                   -
     Accounts payable - trade                                       267,125             271,487
     Accrued liabilities                                             21,466              15,851
   Dividends payable                                                 13,459                   -
                                                                 ----------          ----------
     Total current liabilities                                      894,822             447,330
                                                                 ----------          ----------

LONG-TERM LIABILITIES
     Notes payable to banks                                               -             200,000
     Notes payable to affiliates                                          -             245,000
     Deferred compensation payable                                        -              99,651
                                                                 ----------          ----------
     Total liabilities                                              894,822             991,981
                                                                 ----------          ----------


MINORITY INTEREST IN SUBSIDIARY                                      76,933                   -

COMMITMENTS AND CONTINGENCIES (Notes D, E and J)

STOCKHOLDERS' EQUITY
     Preferred  stock - $1.00 par value;  1,000,000  shares  authorized;  65,000
     Class B issued and outstanding in 1996 and 1995,  liquidation preference of
     $341,250; 300,000 Class A issued and outstanding in 1996,
     liquidation preference of $1,575,000.                          365,000              65,000
     Common stock - $0.01 par value; 10,000,000 shares
     authorized, 1,308,275 and 958,275 shares issued
     and outstanding during 1996 and 1995, respectively.             13,083               9,583
     Additional paid-in capital                                   2,350,202             570,988
     Retained earnings                                               66,049             573,710
     Net unrealized loss, marketable securities                     (75,204)                  -
                                                                 ----------          ----------

     Total stockholders' equity                                   2,719,130           1,219,281
                                                                  ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 3,690,885         $ 2,211,262
                                                                  =========           =========



The accompanying notes are an integral part of these financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 1996 and 1995

                                                                      1996             1995
                                                                  ------------      ------------

SALES                                                            $  3,840,075     $    3,543,357

COST OF GOODS SOLD                                                  2,863,318          2,615,763
                                                                    ---------         ----------

GROSS PROFIT                                                          976,757            927,594

GENERAL AND ADMINISTRATIVE EXPENSES                                 1,308,176            838,111
                                                                    ---------         ----------

INCOME (LOSS) FROM OPERATIONS                                        (331,419)            89,483

OTHER INCOME (EXPENSES)
     Interest income                                                   86,828              6,862
     Interest expense                                                 (58,566)           (55,886)
                                                                    ---------         ----------
                                                                       28,262            (49,024)

MINORITY INTEREST SHARE OF LOSS OF SUBSIDIARY                           6,062                  -
                                                                  -----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                                    (297,095)            40,459

INCOME TAX EXPENSE                                                     39,467             12,972
                                                                  -----------         ----------

NET INCOME (LOSS)                                                $   (336,562)       $    27,487
                                                                  ===========         ==========

Net income (loss) attributable to common shareholders            $   (459,521)       $    27,487
                                                                  ===========         ==========

Net income (loss) per share attributable to
     common shareholders                                         $      (0.36)       $     0.025
                                                                  ===========         ==========

Number of weighted-average shares
     of common stock outstanding                                    1,281,974          1,105,552
                                                                  ===========         ==========



                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1996 and 1995


                              Preferred Stock           Common Stock           Additional
                              ---------------           ------------
                              Number of              Number of                 paid-in     Retained     Marketable
                              Shares    Amount       Shares        Amount       Capital    Earnings     Securities      Total
                              ------    ------       ------        ------       -------    --------     ----------      -----


Balances at
   January 1, 1995            -       $     -       958,032      $  9,580     $148,650    $  546,223   $      -      $  704,453

Issuance of shares in
   connection with Vary
   Brite Technologies, Inc.
   business combination       -             -        50,000           500       59,818       (48,140)         -          12,178

Issuance of shares for
   cancellation of debt       -             -       130,000         1,300      386,041             -          -         387,341

Issuance of Class B preferred
   stock for redemption of
   common stock              65,000       65,000   (130,010)       (1,300)     (63,700)            -          -               -

Adjustment for
   reverse split              -             -           253             3           (3)            -          -               -

Issuance of 1,000,000
   warrants                   -             -            -              -      100,000             -          -         100,000

Net income for the year       -             -            -              -            -        27,487          -          27,487
                          ----------   -------   ----------      --------   -----------   ----------     ----------- ----------

Balances at
   December 31, 1995         65,000     65,000    1,008,275        10,083      630,806       525,570          -       1,231,459


                                                   - Continued -


The accompanying notes are an integral part of these financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1996 and 1995


                               Preferred Stock       Common Stock            Additional
                               ---------------       ------------
                            Number of                Number of                paid-in    Retained    Marketable
                            Shares      Amount       Shares      Amount       Capital     Earnings   Securities     Total
                            ------      ------       ------      ------       -------     --------   ----------     -----

Allocation of capital to
   minority interest owner
   resulting from dispro-
   portionate contributions
   of capital on formation
   of UBC.                      -            -          -           -       (81,495)          -            -       (81,495)

Issuance of 600,000
   warrants                     -            -          -           -        60,000           -            -        60,000

Public offering
   300,000 Units           300,000      300,000    300,000       3,000    1,706,976           -            -     2,009,976
   345,000 Warrants             -            -          -           -        33,915           -                     33,915

Net loss for the year                                                                  (336,562)           -      (336,562)

Net unrealized loss
   on marketable
   securities                   -            -          -           -             -           -      (75,204)      (75,204)

Dividends paid                  -            -          -           -             -    (122,959)           -      (122,959)
                        -----------  ----------  ---------     --------  ----------    --------      --------    ---------

                          365,000    $ 365,000   1,308,275   $ 13,083    $2,350,202    $ 66,049     $ (75,204   $2,719,130
                        ===========  ==========  =========     ========  ==========     =======      ========    =========







The accompanying notes are an integral part of these financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995

                                                                      1996              1995
                                                                  ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $  (336,562)      $    27,487
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities
     Depreciation                                                      26,180            17,237
     Provision for obsolete inventory                                 138,800            27,008
     Deferred income taxes                                             39,467             7,233
     Minority interest share of loss in subsidiary                     (6,062)                -
     (Increase) decrease in:
        Accounts receivable - trade                                    20,817            36,500
        Accounts receivable - other                                    (3,261)           19,669
     Federal income taxes refundable                                       28            (8,410)
     Inventory                                                       (458,328)          117,196
Prepaid expenses and other                                             38,560           (55,096)
   Other assets                                                          (428)                -
Increase (decrease) in:
   Accounts payable                                                   (19,565)          (94,956)
   Accrued liabilities                                                  1,976             3,762
   Deferred compensation                                              (99,651)                -
                                                                   ----------        ----------

Net cash provided (used) by operating activities                     (658,029)           97,630
                                                                   ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (69,853)          (58,042)
   Purchase of certificate of deposit                                 (10,493)         (203,843)
   Advances on note receivable to shareholders                       (127,312)           (2,065)
   Payments received on note receivable to shareholder                 35,260                 -
   Net purchase of marketable securities                           (1,012,704)                -
                                                                   ----------        ----------

Net cash used by investing activities                              (1,185,102)         (263,950)
                                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on bank line of credit                                (12,220)          (80,004)
   Proceeds from other bank loans                                           -           200,000
   Payments on loans from affiliates                                        -           (34,000)
   Proceeds from stockholder loans                                          -           100,000
   Payments on stockholder loans                                      (20,000)         (100,000)
   Proceeds on sale of warrants                                        93,915           100,000
   Net proceeds on sale of common and preferred shares              2,009,976                 -
   Sale of common shares in ABC to minority stockholders                1,500                 -
   ABC Dividends paid                                                (109,500)                -
                                                                   ----------       -----------

Net cash provided by financing activities                           1,963,671           185,996
                                                                   ----------       -----------


                                  - Continued -


The accomanying notes are an integral part of these financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS -
                     Continued Years ended December 31, 1996
                                    and 1995



                                                      1996            1995
                                                   ----------       ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                     $  120,540       $  19,676

Cash and cash equivalents at beginning of year       141,433         120,106
                                                     -------         -------

Cash and cash equivalents at end of year           $ 261,973       $ 139,782
                                                     =======         =======

SUPPLEMENTAL DISCLOSURES OF
     INTEREST AND INCOME TAXES PAID

     Interest paid on borrowings                   $  58,084       $  55,801
                                                    ========        ========

     Income taxes paid                             $       -       $  14,022
                                                    ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

Common stock issued for debt cancellation          $       -       $ 387,341
                                                    ========        ========




The accompanying notes are an integral part of these financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

Tech Electro Industries, Inc. ( TEI") was formed on January 10, 1992 as a Texas corporation. On January 31, 1992, TEI acquired 100% of the outstanding common stock of Computer Components Corporation ( CCC"). In February, 1996, the Company filed a Form SB-2 Registration Statement and completed a public offering (see Note H). The net proceeds from the public offering amounted to $2,043,891, (including warrants). On June 1, 1996, pursuant to a Stock Exchange Agreement, the Company acquired 100% of the outstanding common shares of Vary Brite Technologies, Inc. ( VB") by issuing 50,000 shares of its common stock. The business combination was accounted for using the pooling method. The historical consolidated statements of operations prior to the date of the combination have not be adjusted to include the operations of VB as these operations are immaterial to the consolidated operations of the Company. Accordingly, the accompanying consolidated statements of operations include the operations of VB from June 1, 1996. The assets and liabilities acquired were also immaterial to the consolidated balance sheets of the Company. On October 29, 1996, TEI incorporated Universal Battery Corporation ( UBC") as a 67% owned subsidiary.

The Company stocks and sells electronic components, both active and passive. A significant portion of the Company's business is involved in the stocking and sale of batteries. Within the battery sales activity there is significant value added to the batteries in the assembly of batteries into "packs". The Company's sales are generated by in-house sales staff and sales representatives in areas throughout the United States.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of TEI, CCC, VB and UBC. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as "Company".

Cash and Cash Equivalents
-------------------------

The Company considers all unrestricted cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents for purposes of the Statements of Cash Flows.

Marketable Securities
---------------------

Marketable debt and equity securities are carried at market, based upon quoted market prices. Unrealized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities are accumulated in the marketable securities adjustment component of stockholder's equity, net of related deferred income taxes. Realized gains and losses are based upon the specific identification of the securities sold.

Inventories
-----------

Inventories consist primarily of electronic components and materials used in the assembly of batteries into "packs". All items are stated at the lower of cost or market using the average-cost method. Cost is determined by the average cost method by specific part.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Inventories at December 31, 1996 and 1995, consist of the following:

                                                  1996          1995
                                              -----------   -----------

 Electronic components                      $  1,618,690    $ 1,143,322
 Pack materials                                   56,742         52,356
 Reserve for obsolescence                       (182,300)       (43,500)
                                            $  1,493,132    $ 1,152,178
                                               =========      =========

Property and Equipment
----------------------

Property and equipment are carried at cost. Depreciation of property and equipment is provided using an accelerated or straight line method over the estimated useful lives of the assets ranging from five to ten years.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes
------------

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Income (Loss) Per Share
-----------------------

Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Net loss for the purpose of computing the loss per share for the year ended December 31, 1996 is increased by preferred dividends paid and declared by December 31, 1996 amounting to $122,959. Common stock equivalents are excluded from the computation in both years because they are either anti-dilutive or non dilutive.

Use of Estimates and Assumptions
--------------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with the 1996 presentation.

NOTE C - NOTES RECEIVABLE

Notes receivable consists of the following at December 31, 1996 and 1995:

                                                                 1996          1995
                                                              ----------    ------------
    Notes receivable from a minority  shareholder;
       interest at 6%, unpaid interest  accrues
       monthly and adds to principal,  $30,000
       payable at maturity  in August  1999 and
       $83,538  payable  in  February,  2000.
       Secured  by 1,250  shares  of TEI  common
       stock and all  future  TEI dividends  paid
       on the  common  stock,  if any,  are to be
       applied to principal and interest by the
       Company on the debtor's behalf.                          $ 113,538     $  36,486

     Note receivable, jointly and severally from two
      minority shareholders with interest at 6%, payable
      at maturity on April 30, 1997.                               15,000             -
                                                                 --------      --------
                                                                  128,538        36,486
     Less current maturities                                       15,000             -
                                                                 --------      --------
     Long-term portion                                          $ 113,538     $  36,486
                                                                 ========      ========


NOTE D - NOTES PAYABLE TO BANKS

Notes payable to banks at December 31, 1996 and 1995, consist of the following:

                                                                     1996         1995
                                                                  ----------   ----------
     $200,000 term note to Nations Bank Texas, NA, due
        March 31, 1997, with interest due monthly at
        7.5% per annum,  secured by a $214,336
        certificate of deposit (see Note F) and
        personally guaranteed by a significant shareholder.      $ 200,000    $ 200,000

     $750,000  line of credit  with Texas  Central  Bank
        payable on demand with interest  at prime plus 1/2%,
        maturing  June 30,  1997,  and  secured by accounts
        receivable, inventory and automotive equipment.            147,772            -


                                                   - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - NOTES PAYABLE TO BANKS - Continued
                                                                      1996         1995
     Term note to Bank One, Texas with interest at base
      rate plus 1%.  The note was paid off on July 31, 1996.              -      159,992
                                                                   ---------   ---------
                                                                     347,772     359,992
          Less current portion                                       347,772     159,992
                                                                   ---------   ---------
          Long-term portion                                       $        -  $  200,000
                                                                   =========   =========



NOTE E - RELATED PARTY TRANSACTIONS

Notes Payable

Notes payable to affiliates at December 31, 1996 and 1995, consist of the following:

                                                                      1996       1995
                                                                   ----------   -------
Unsecured  note  payable  to  Jacqueline  LaTaste,
  (spouse  of  a  significant  shareholder);
  interest payable at 10.25% in monthly installments
  of $1,238, with principal due on March 31, 1997.                $   145,000  $ 145,000

Unsecured  note  payable  to  Jacqueline  LaTaste,
  (spouse  of  a  significant  shareholder);
  interest payable at 9.5% in monthly installments
  of  $792, with principal due on March 31, 1997.                     100,000    100,000
                                                                   ----------   --------
                                                                      245,000    245,000
Less current portion                                                 (245,000)         -
Long-term portion                                                 $         -  $ 245,000
                                                                   ==========   ========

Lease Agreements
----------------

The Company leases its office and warehouse space, approximately 16,000 square feet, from a partnership consisting of members of the family of a significant shareholder. Rent paid to the partnership for the building lease was $57,600 for each of the years ended December 31, 1996 and 1995.

At December 31, 1996, future minimum rental commitments for facilities under the non-cancelable operating lease agreement including the effect of a new lease signed in March, 1997 were as follows:

         1997            $  63,200
         1998               67,200
         1999               67,200
         2000               67,200
         2001               67,200
                          --------
            Total        $ 332,000
                          ========

The equity securities owned by the Company (see Note F) are shares of E&GT which is a company related to TEI through common shareholders.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - MARKETABLE SECURITIES

The Company has invested a portion of its cash in various equity securities and in various certificates of deposit and treasury securities. These marketable securities are considered available-for-sale securities.

For the year ended December 31, 1996 and 1995, total unrealized losses amounted to $75,204 and $0, respectively.

Amortized cost and fair value of the available-for-sale securities at December 31, 1996 are as follows.

                                                                                                 Unrealized
                                                              Amortized           Fair             (Losses)
                                                               Cost               Value             Gains
                                                               ----               -----             -----

  Treasury notes (mature July, 1998)                        $   150,000       $   149,000         $  (1,000)
  Treasury bills (mature April, 1997)                           493,207           493,500               293
  Certificates of deposit (including restricted
     certificate of deposit of $214,336)                        464,336           464,336                 -
  Equity securities (See Note E)                                119,497            45,000           (74,497)
                                                             ----------        ----------           -------
                                                            $ 1,227,040       $ 1,151,836         $ (75,204)
                                                              =========         =========           =======


NOTE G - DEFERRED COMPENSATION PLAN

In 1981, the Company instituted a voluntary non-qualified deferred compensation plan ( Plan") on behalf of the corporate officers. At December 31, 1995, the accrued benefits of the Plan were payable solely to Craig D. LaTaste, the Company's then majority shareholder. The benefits were paid in full in 1996. There were no contributions to the Plan for the years ended December 31, 1996 and 1995 and management does not anticipate further contributions to the Plan.


NOTE H - STOCKHOLDERS= EQUITY

On March 1, 1995, the Company sold to two investors an aggregate of 130,000 shares of common stock. The consideration paid by the purchasers was the cancellation and release of liability of the Company relating to two promissory notes payable to First Texas Bank, Dallas, in the amount of $200,000 and $100,000, a note payable to Central Bank, Garland in the amount of $30,000 and a note payable to Interfederal Capital, Inc., in the amount of $57,341 totaling $387,341. The shares are restricted shares as defined by Rule 144, promulgated by the Securities and Exchange Commission.

The Board of Directors authorized a new par value of $0.01 per common share effective August 21, 1995 and approved a one for six reverse split of common shares effective December 4, 1995. The financial statements include the effect of the reverse split from the earliest period presented. The Company also authorized the issuance of 1,000,000 preferred shares at $1.00 per share. Subsequently, the Company designated up to 335,225 shares as Class A preferred stock and 65,000 shares as Class B preferred stock. The two classes rank equally and are identical in all respects. The preferred stock bears cumulative dividends of 36: cents per share payable annually and have a liquidation preference of $5.25 per share.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - STOCKHOLDERS= EQUITY - Continued


The voting rights are equal to common shares, other than with respect to certain matters, generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the AConversion Rate@) (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days.

During November 1995, through a private placement with certain Selling Security Holders, 1,000,000 warrants were issued at $.10 per share for $100,000. Each warrant represents a stock option for one common share at an exercise price of $3.50 per share. In addition, in 1996, the Company sold at $0.10 per warrant an additional 600,000 warrants to purchase 600,000 common shares at an exercise price of $3.50 per share for total cash proceeds of $60,000.

In December 1995, the Company redeemed and canceled 130,010 common shares through the issuance of 65,000 preferred Class B shares.

The Company completed a Form SB-2 Registration Statement ( SB2") in February 1996 to issue 300,000 units, each unit comprising 1 common share and 1 class A preferred share. The offering price was $8.25 per unit resulting in an aggregate offering price of $2,475,000 before underwriting fees and other costs of $465,024 (excluding underwriters= over-allotment option of 45,000 units). The Company received net proceeds on the sale of the units of $2,039,976. Included in the underwriter's compensation are options to purchase up to 30,000 units and 30,000 warrants, exercisable for a four-year period commencing one year from the date of the Registration Statement at exercise prices of $10.725 per unit and $0.13 per warrant, respectively. In connection with the offering, 300,000 warrants (excluding underwriters= over-allotment option) were also separately offered at $0.10 per warrant exercisable at $3.50 per share. In March 1996, the underwriters purchased the 45,000 over-allotment warrants. The Company received a total of $33,915 from the sale of warrants.

At December 31, 1996, total warrants outstanding are 1,945,000 with an exercise price of $3.50 per warrant. The options expire January 26, 2000 and may be redeemed at $0.10 per warrant on 30 days written notice if the average price of the common stock exceeds $5.25 per share for 30 consecutive trading days prior to the notice.


NOTE I - INCOME TAXES

Deferred tax assets and liabilities at December 31, 1996 and 1995 consist of the following:

                                                 1996               1995
                                               --------           -------

Current deferred tax asset                    $ 95,326           $ 17,398
Current deferred tax liability                       -                  -
Valuation allowance                            (95,326)
                                               -------            -------
        -
Net current deferred tax asset                $      -           $ 17,398
                                               =======             ======

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - INCOME TAXES - Continued
                                                 1996               1995
                                               -------            -------

Non-current deferred tax asset                $ 77,523          $  34,878
Non-current deferred tax liability             (17,503)
(12,808)
Valuation allowance                            (60,020)
          -
Net non-current deferred tax asset            $      -          $  22,070
                                               =======           ========


The current deferred tax asset results primarily from the provision for obsolescence on inventories and marketable securities which are not currently deductible for federal income tax purposes. The non-current deferred tax asset results primarily from the net operating loss carryforward. The net operating loss available at December 31, 1996 amount to approximately $228,000 and expires in 2011. The non-current deferred tax liability arises from the accelerated methods of depreciation of assets for federal income tax purposes. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The components of income tax expense for the years ended December 31, 1996 and 1995 are as follows:

                                                 1996              1995
                                               --------          --------
Federal:
Current tax expense                           $     -           $  5,739
Deferred tax expense                                -              7,233
                                               ------            -------
                                              $     -           $ 12,972
                                               ======            =======


The Company's income tax expense (benefit) for the years ended December 31, 1996 and 1995 differed from the statutory federal rate of 34 percent as follows:

                                                           1996         1995
                                                         --------      -------
Statutory rate applied to income (loss)
  before income taxes                                  $ (101,012)    $ 13,756
Increase  (decrease) in income taxes resulting from:
  Amounts not deductible  for federal income
    tax purposes,  and other                               10,702        6,486
    Progressive  tax rate  differences                          -       (7,270)
 Increase in  valuation  allowance                        155,346            -
   Less portion  applicable to marketable
     securities  available for sale                       (25,569)           -
                                                         --------      -------
Income tax expense                                      $  39,467     $ 12,972
                                                         ========      =======


NOTE J - BUSINESS AND CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit and accounts and notes receivable.

The Company recognizes revenue upon shipment of goods and billing to a customer and does not maintain any set policy regarding the customer's right of return. Customer requests to return products for refund or credit are handled on an individual basis at the discretion of management. The refunds or credits in 1996 and 1995 were not significant.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J -BUSINESS AND CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS -Continued

In the normal course of business, the Company extends unsecured credit to virtually all of its customers doing business in the manufacture of various consumer and industrial electronic goods. The Company's customers are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance. At December 31, 1996, six accounts receivable accounts comprised approximately 57% of the total trade accounts receivable balance. Through the date of this report, substantially all of this amount had been collected. During the year ended December 31, 1996 two of the Company's customers each accounted for approximately 10.5% and 10.8% of total sales.

The Company places its cash and cash equivalents and other short term investments with high credit quality financial institutions.


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 1996 the carrying value all of the Company's financial instruments approximate fair value.


NOTE L - STOCK OPTION PLANS

Effective July 19, 1995 the Board of Directors, with subsequent approval of the shareholders on August 16, 1995, adopted the Company=s Incentive Stock Option Plan ( 1995 Plan"). In accordance with the 1995 Plan, 125,000 common shares have been reserved. No grants shall be made under the Plan after December 31, 1996. The options are granted at fair market value and are exercisable at 25% on the date of grant, 50% one year later, 75% two years later and 100% three years later and, unless otherwise provided for, may be exercised during a period of ten years from the date of grant. At December 31, 1996 there were 119,000 options outstanding under the 1995 Plan.

On July 12, 1996, the Company implemented an Incentive Stock Option Plan ( 1996 Plan") in terms of which 250,000 shares of common stock may be issued through December 31, 1999. The 1996 Plan is subject to the approval of the shareholders of the Company. At December 31, 1996, there were no options outstanding under the 1996 Plan.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its Plans. All options are granted at fair value, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had compensation cost for the Company's stock based compensation Plans been determined consistent with FASB statement No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) and earnings per share would have been reduced (increased) to the pro forma amounts indicated below:

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - STOCK OPTION PLANS - Continued

                                                  Years ended December 31,
                                                  ------------------------
                                                       1996           1995
                                                       ----           ----

   Net income (loss) attributable
      to common shareholders        As reported    $(459,521)       $27,487
                                     Pro forma     $(506,240)       $27,487

   Net income (loss) per share
      attributable to common
      shareholders                  As reported    $   (0.36)       $ 0.025
                                     Pro forma     $   (0.39)       $ 0.025


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996: dividend yield of 0 percent; expected volatility of 219%; risk free interest rates ranging from 5.64% to 6.73% over a 13 year period; and an expected life of 10 years.

A summary of the status of the Company's 1995 Plan as of December 31, 1996 and changes during the years ended December 31, 1996 and 1995 is as follows:

                                                        Weighted
                                                        Average        Range of
                                                       Exercise         Exercise
                                          Shares         Price           Price

Outstanding at December 31, 1995               -        $    -               -

Granted                                  119,000          1.18    $1.00 - $1.75
                                         -------         -----     ------------
Outstanding at December 31, 1996         119,000          1.18    $1.00 - $1.75
                                         =======         =====     ============

Options exercisable at December 31, 1996  29,750          1.18


The weighted average remaining contractual life of options outstanding at December 31, 1996 is 9.7 years.

The weighted average fair value of options granted during 1996 amounted to $1.61.


NOTE M - SUBSEQUENT EVENT
Effective February 10, 1997, the Company sold 1,100,000 shares of common stock and options to acquire 1,000,000 shares of common stock for $1,870,000, (a combined price of $1.70 net to the Company), pursuant to Regulations as promulgated by the Securities and Exchange Commission. The options have an exercise price per share of $2.15 and each option expires thirteen months from the date of issuance.

                                   Exhibit 21

                                  Subsidiaries


Computer Components Corporation - wholly owned subsidiary

Vary Brite Technologies, Inc.   - wholly-owned subsidiary of Computer Components
                                  Corporation

Universal Battery Corporation   - 67%-owned subsidiary

                                  Exhibit 10.1

                       Agreement for Private Placement of
                            Common Stock and Options

                          TECH ELECTRO INDUSTRIES, INC.

                                  Regulation S
                              Sales Agent Agreement

                            ACCREDITED INVESTORS ONLY

                                                              December 17, 1996

Placement & Acceptance, Inc.
c/o Wisma Stephens
#12-09, Jalan Chulan
50200
Kuala Lumpur, Malaysia

Ladies and Gentlemen:

     Tech Electro Industries, Inc. (together with its subsidiaries, the "Company"), a corporation organized under the laws of the State of Texas, hereby confirm its agreements with Placement and Acceptance, Inc., a British Virgin Islands corporation ("PAI"), as follows:

     1. Description of the Offering. The Company proposes to offer to prospective purchasers ("Purchasers") an aggregate of 1,100,000 shares of its common stock, par value $.01 per share (the "Common Stock") and options to purchase an additional 1,000,000 shares of Common Stock (the "Options") at a combined price of $1.70 net to the Company (except as otherwise provided herein, the combined Common Stock and Options are referred to herein as the "Shares"). The offer and sale of the Shares will be referred to herein as the "Offering". The preferred minimum purchase per investor is 100,000 Shares; provided, however, that the Company may, in its discretion, allow an investor to purchase less than 100,000 Shares; provided, however, the Options may be exercised only in blocks of 150,000 shares of Common Stock. The Company and the Offering are more fully described in the Regulation S Offering Circular Memorandum relating to the offering dated January 28, 1997 (the "Memorandum"). All terms used herein, unless specifically defined herein, shall have the same meanings assigned in the Memorandum.

     2. Representations and Warranties of the Company. The Company represents and warrants that:

          (a) The Memorandum has been prepared by the Company and copies of such Memorandum and any amendments thereto have been delivered by the Company to

PAI for distribution to potential Purchasers. No stop order or other similar order or decree preventing the use of the Memorandum or any amendment or supplement thereto, or any order asserting that the transactions contemplated by this Agreement are subject to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), has been issued and no proceeding for that purpose has commenced or is pending or, to the knowledge of the Company, is contemplated.

          (b) The Common Stock is duly registered under Section 12(g) of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Company has filed all reports required by the Exchange Act during the last 12 months.

          (c) The Memorandum was, on the date of its issuance, and is, at the date hereof, accurate in all material respects and did not and does not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements therein, in the light of the circumstances existing at such dates, not misleading and will be, as of the Closing Date (as herein defined) accurate in all material respects and will not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements therein, in the light of the circumstances existing at the Closing Date, not misleading.

          (d) The offer, sale and delivery of the Shares in the manner contemplated by this Agreement and the Memorandum will comply with the terms and conditions of Regulation S.

          (e) None of the Company, its affiliates (as defined in Rule 144(a)(1) under the Securities Act) or any person acting on its or their behalf has engaged or will engage in any directed selling efforts (as defined in Regulation S) with respect to the Shares or will offer or sell any Shares in the United States or to a U.S. Person (as defined in Regulation S).

          (f) The Company is, and at the Closing Date will be, a corporation duly organized, validly existing and in good standing under the laws of Texas. The Company has, and at the Closing will have, full power and authority to conduct all the activities conducted by it, to own or lease all the assets owned or leased by it and to conduct its business as described in the Memorandum. The Company is, and at the Closing Date will be, duly licensed or qualified to do business and in good standing as a foreign corporation in all jurisdictions in which the nature of the activities conducted by it or the character of the assets owned or leased by it makes such licensing or qualification necessary. Except for Computer Components Corporation ("CCC") and Vary Brite Technologies, Incorporated ("VBT"), the Company's wholly-owned subsidiaries, and Universal Battery Corporation ("UBC"), the Company's majority-owned subsidiary, the Company has no subsidiary and does not own, and at the Closing Date will not own, directly or indirectly, any shares of stock or any other equity or long-term debt securities of any corporation or have any equity interest in any firms, partnership, joint venture, association or other entity. Complete and correct copies of the Certificates of Incorporation and of the By-laws of the Company and VBT, UBC, CCC and all amendments thereto have been delivered to PAI, and no change therein will be made subsequent to the date hereof and prior to the Closing Date.

          (g) The outstanding shares of Common Stock have been, and, the Shares to be issued and sold by the Company upon such issuance will be, when paid for as provided herein, duly authorized, validly issued, fully paid and nonassessable (except for the exercise price of the Options), will not be subject to any preemptive or similar right and are all entitled to the same rights, preferences and privileges (including dividends). The description of the Common Stock in the Memorandum is, and at the Closing Date will be, complete and accurate in all respects. Except as set forth in the Memorandum, the Company does not have outstanding, and at the Closing Date will not have outstanding, any options to purchase, or any rights or warrants to subscribe for, or any securities or obligations convertible into, or any contracts or commitments to issue or sell, any shares of Common Stock or any such options, rights, warrants, convertible securities or obligations.

          (h) The financial statements of the Company (including the related notes and supporting schedules) included in the Memorandum are materially true and correct and reflect the financial conditions of the Company, at the dates and for the periods indicated, and have been prepared in conformity with generally accepted accounting principles as applied in the United States on a consistent basis throughout the periods involved, except as otherwise stated therein.

          (i) King, Burns & Company, P.C., which has certified certain financial statements of the Company, whose report appears in the Memorandum is an independent public accountant within the meaning of the Securities Act.

          (j) The Company maintains a system of internal accounting control sufficient to provide reasonable assurance that (i) transactions are executed in accordance with management's general or specific authorization;
     (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorization and (iv) the recorded accountability for assets is compared with existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

          (k) Subsequent to the respective dates as of which information is given in the Memorandum and prior to the Closing Date, except as set forth in or contemplated by the Memorandum, (i) there has not been and will not have been any change in the capitalization of the Company, or in the business, properties, business prospects, condition (financial or otherwise) or results of operations of the Company, arising for any reason whatsoever other than in the ordinary course of business, (ii) the Company has not incurred and will not incur any material liabilities or obligations, direct or contingent, nor has it entered into nor will it enter into any material transactions other than pursuant to this Agreement and the transactions referred to herein and (iii) the Company has not and will not have paid or declared any dividends or other distributions of any kind on any class of its capital stock, except for dividends payable on its Series A Preferred Stock and Series B Preferred Stock. To the best of the Company's knowledge, it does not anticipate any material adverse changes in the Company's business, prospects or financial condition within the next twelve months.

          (l) The Company is not an "investment company" or an "affiliated person" of, or "promoter" or "principal underwriter for, an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended.

          (m) Except as set forth in the Memorandum, there are no actions, suits or proceedings pending or, to the Company's knowledge, threatened against or affecting the Company or any of its respective officers in their capacity as such, before or by any federal of state court, commission, regulatory body, administrative agency or other governmental body, domestic or foreign, wherein an unfavorable ruling, decision or finding might materially and adversely affect the Company or its business, properties, business prospects, conditions (financial or otherwise) or results of operations taken as a whole (a "Material Adverse Effect").

          (n) Except as disclosed in the Memorandum the Company has, and at the Closing Date will have, (i) all governmental licenses, permits, consents, orders, approval and other authorizations necessary to carry on its business as contemplated in the Memorandum (ii) complied in all material respects with all laws, regulations and orders applicable to it or its business and (iii) performed all its material obligations required to be performed by it, and is not, and at the Closing Date will not be, in default, under any indenture, mortgage, deed of trust, voting trust agreement, loan agreement, bond, debenture, note agreement, lease, contract or other agreement or instrument (collectively, a "contract or other agreement") to which it is a party or by which its property is bound or affected. To the best knowledge of the Company, no other party under any contract or other agreement to which it is a party is in default in any respect thereunder that would materially and adversely affect the Company. The Company is not, and at the Closing Date will not be, in violation of any provision of its certificate of incorporation or by-laws.

          (o) No consent, approval, authorization or order of, or any filing or declaration with, any court or governmental agency or body is required for the consideration by the Company of the transactions on its part herein contemplated.

          (p) The Company has full corporate power and authority to enter into this Agreement. This Agreement has been duly authorized, executed and delivered by the Company and constitutes a valid and binding agreement of the Company and is enforceable against the Company in accordance with the terms hereof. The performance of this Agreement and the consummation of the transactions contemplated hereby will not result in the creation or imposition of any lien, charge or encumbrance upon any of the assets of the Company pursuant to the terms or provisions of, or result in a breach or violation of any of the terms or provisions of, or constitute a default under, or give any other party a right to terminate any of its obligations under, or result in the acceleration of any obligation under, the Certificate or Incorporation or By-laws of the Company, any contract or other agreement to which the Company is a party or by which the Company or any of its properties is bound or affected, or violate or conflict with any judgment, ruling, decree, order, statute, rule or regulation of any court or other governmental agency or body applicable to the business or properties of the Company.

          (q) The Company has good and marketable title to all properties and assets described in the Memorandum as owned by it, free and clear of all liens, charges, encumbrances or restrictions, except such as are described in the Memorandum or are not material to the business of the Company. The Company has valid, subsisting and enforceable leases for the properties described in the Memorandum as leased by it, with such exceptions as are not material and do not materially interfere with the use made and proposed to be made of such properties by the Company.

          (r) No statement, representation, warranty or covenant made by the Company in this Agreement or made in any certificate or document required by this Agreement was or will be, when made, inaccurate, untrue or incorrect in any material respect.

          (s) Neither the Company nor any of its directors, officers or controlling persons has taken, directly or indirectly, any action intended, or which might reasonably be expected, to cause or result, under the Securities Act, the Exchange Act or otherwise, in, or which has constituted, stabilization or manipulation of the price of any security of the Company to facilitate the sale or resale of the Shares.

          (t) On or prior to the Closing Date the Shares (including Shares to be issued upon exercise of the Options) will be duly authorized for quotation on the Nasdaq Small Cap Market.

          (u) The Company is not involved in any material labor dispute nor, to the knowledge of the Company, is any such dispute threatened.

          (v) The Company owns, or is licensed or otherwise has the full exclusive right to use, all material trademarks and trade names which are used in or necessary for the conduct of its business except as may be described in the Memorandum. No claims have been asserted by any person to the use of any such trademarks or trade names or challenging or questioning the validity or effectiveness of any such trademark or trade name. The use, in connection with the business and operations of the Company of such trademarks and trade names does not, to the Company's knowledge, infringe on the rights of any person.

          (w) Neither the Company nor, to the Company's knowledge, any person acting on the Company's behalf has (i) used any corporate funds for unlawful contributions, gifts, entertainment, or other unlawful expenses relating to political activity, (ii) made any unlawful payment to foreign or domestic government officials or employees or to foreign or domestic  political  parties or campaigns  from  corporate  funds;
(iii) violated any provision of the Foreign Corrupt Practices Act of 1977, as amended; or (iv) made any other unlawful bribe, rebate, payoff, influence payment or kickback.

          (x) There are no material contracts or other agreements to which the Company is a party which have not been described in the Memorandum (including being listed as an Exhibit to the Form 10-KSB for the year ended December 31, 1995). All such contracts or other agreements to which the Company is a party have been duly authorized, executed and delivered by the Company, constitute valid and binding agreements of the Company and are enforceable against the Company in accordance with the terms thereof.

          (y) No material relationship (as described in Item 404 of Regulation S-X), exists between or among the Company on the one hand, and any director or officer of the Company or any holder of 5% or more of any class of equity security of the Company or any affiliate of any such director, officer, stockholder, customer or supplier of the Company on the other hand, except as described in the Memorandum.

          (z) The Company has filed all income, franchise, sales and other tax returns required to be filed through the date hereof and has paid all taxes shown as due thereon, and no tax deficiency has been determined adversely to the Company which has had (nor does the Company have any knowledge of any questions or disputes pending or threatened relating to a tax deficiency which, if determined adversely to the Company, might have) a Material Adverse Effect.

          (aa)  The  Company  has  obtained  all  permits,  licenses  and  other authorizations that are required under, and is otherwise in compliance with, all environmental laws relating directly to the Company's manufacture, storage, transportation and sale, and the use by others as intended by the Company, of the Company's products, including but not limited to the Federal Water Pollution Control Act (33 U.S.C. ss. 1251 et seq.), Resource Conservation & Recovery Act (42 U.S.C. ss. 6901 et seq.), Safe Drinking Water Act (21 U.S.C. ss. 349, 42 U.S.C. ss.ss. 201, 300f), Toxic Substances Control Act (15 U.S.C. ss. 2601 at seq.), Clean Air Act (42 U.S.C. 5 7401 et seq.), Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. ss. 9601 et seq.), other appropriate laws and any other laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes into the environment (including, without limitation, ambient air, surface water, ground water or land), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes, or petroleum and related products or under any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder (collectively the "Environmental Laws"), except as otherwise set forth in the Memorandum or to the extent failure to have any such permit, license or authorization or failure to comply, individually or in the aggregate, does not have a Material Adverse Effect.

          (bb) To the best of the Company's knowledge, there are no past or present events, conditions, circumstances, activities, practices, incidents, actions, or plans relating to the business as presently being conducted by the Company that interfere with or prevent compliance or continued compliance with the Environmental Laws, or which would be reasonably likely to give rise to any legal liability (whether statutory or common law) or otherwise would be reasonably likely to form the basis of any claim, action, demand, suit, proceeding, hearing, notice of violation, study, investigation, remediation or cleanup based on or related to the generation, manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling, or the emission, discharge, release into the workplace, the community or the environment of any pollutant, contaminant, chemical or industrial, toxic, or hazardous substance or waste, or petroleum and related products, except for any liabilities or any claims, demands or other actions specified above that will not individually or in the aggregate have a Material Adverse Effect, and except as previously disclosed in the Memorandum, no asbestos-containing material and no underground or above-ground tanks are, to the best of the Company's knowledge, located on property owned or leased by the Company and none have been previously removed or filled by the Company or any predecessor of the Company.

          (cc) There are no contracts, agreements or understandings between the Company and any person (other than PAI) that would give rise to a valid claim against the Company or PAI for a brokerage commission, finder's fee or like payment in connection with the transactions contemplated by this Agreement.

          (dd) The Company causes to be maintained insurance covering the properties, operations, personnel and businesses of the Company in such amounts and against such losses and risks as are adequate in accordance with customary industry practice to protect the Company and its business. The Company has not received notice from any insurer or agent of such insurer that substantial capital improvements or other expenditures will have to be made in order to continue such insurance. All such insurance is outstanding and duly in force on the date hereof, and will be outstanding and duly in force on the Closing Date,

          (ee) The Shares when issued and paid for will be issued to the designated holder and such holder will obtain valid and marketable title to the Shares free of any adverse claim with respect thereto and the Shares will be free and clear of all liens, encumbrances and claims other than as provided for in the Memorandum and herein.

          (ff) The Company has not offered and will not offer the Shares to any person in the United States, any identifiable group of U.S. citizens abroad, nor to any U.S. Person;

          (gg) At the time the buy order will be originated, the Company and/or agents will reasonably believe each Purchaser was outside the United States and was not a U.S. Person;

          (hh) The Company and/or its agents believe that the sale of the Shares has not been and will not be prearranged with a buyer in the United States or for the account or benefit of such a buyer.

     3. Representations and Warranties of PAI. PAI represents, covenants, and warrants to the Company that:

          (a) PAI is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction in which it is incorporated, with all requisite power and authority to enter into this Agreement and to carry out its obligations hereunder.

          (b) This Agreement has been duly authorized, executed and delivered by PAI and is a valid and binding agreement on PAI's part enforceable in accordance with its terms.

          (c) The consummation of the transactions contemplated herein and those contemplated by the Memorandum will not result in any breach of any of the terms or conditions of or constitute a default under any indenture, agreement or other instrument to which PAI is a party, or violate any law or any order directed to PAI by any court or any federal or state regulatory body or administrative agency having jurisdiction over PAI, its affiliates, or its property.

          (d) PAI acknowledges that the Shares have not been and will not be registered under the Securities Act (except as otherwise may be provided herein) and may not be offered or sold within the United States or to or for the account or benefit of a U.S. Person except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act. PAI has not offered or sold, and will not offer or sell, any Shares within the United States or to any U.S. Person or for the account or benefit of any U.S. Person. All sales of the Shares by PAI will be made in offshore transactions and otherwise in strict compliance with the terms and conditions set forth in the Memorandum and Regulation S promulgated under the Securities Act. PAI or its affiliates will receive an executed Confirmation Letter from each of the Purchasers of the Shares substantially in the form of Exhibit A. PAI shall certify in writing at the Closing Date that all Shares to be purchased and sold have been purchased and sold and the Offering is terminated. None of PAI, any of its affiliates, or any person acting on its or their behalf has engaged or will engage in any directed selling efforts with respect to the Shares. All offers and sales of the Shares until the fortieth day after the Closing Date (the "Termination Date") shall be made in accordance with Rule 903 or 904 of Regulation S, pursuant to registration of the Shares under the Securities Act, or pursuant to an available exemption from the registration requirements under the Securities Act. Terms used in this paragraph have the meanings given to them by Regulation S, unless the context otherwise requires.

          (e) No action is being taken or is contemplated by PAI that would permit a public offering of the Shares or distribution of the Memorandum or any other offering material relating to the Shares in any jurisdiction where, or in any other circumstances in which, action for those purposes is required (other than in jurisdictions where such action has been duly taken). PAI understands and agrees that it will comply with all applicable laws and regulations in any jurisdiction in which it may offer, sell or deliver Shares and that it will not, directly or indirectly, offer, sell or deliver Shares or distribute or publish any prospectus, circular, advertisement or other offering material in relation to the Shares in or from any country or jurisdiction except under circumstances that will result in compliance with any applicable laws and regulations, and all offers, sales and deliveries of Shares by it will be made on the foregoing terms.

          (f) Neither PAI nor any of its directors, officers or controlling persons has taken, directly or indirectly, any action intended, or which might reasonably be expected, to cause or result, under the Securities Act, the Exchange Act or otherwise, in, or which has constituted, stabilization or manipulation of the price of any security of the Company to facilitate the sale or resale of the Shares.

          (g) PAI will offer and sell the Shares only to persons and entities who are not a "U.S. person" as defined in Rule 902 of Regulation S, were not organized under the laws of any U.S. jurisdiction, and were not formed for the purpose of investing in securities not registered under the Securities Act.

          (h) At the time any buy order for the Shares are originated, PAI shall believe and have reason to reasonably believe that the Purchaser was outside the United States.

          (i) Until the Termination Date PAI will not within or outside the United States with regard to the Company's Common Stock engage in any short-selling or other hedging transactions, such as equity swaps or other types of derivative transactions, designed to transfer the burdens of ownership of the Shares back to the United States market.

          (j) In the event of resale of the Shares prior to the Termination Date, PAI shall provide a written confirmation or other written notice to any distributor, dealer, or person receiving a selling concession, fee, or other remuneration in respect of the Shares stating that such purchaser is subject to the same restrictions on offers and sales that apply to PAI, and shall require that any such purchaser shall provide such written confirmation or other notice upon resale prior to the Termination Date.

     4. Covenants of the Company. As additional consideration hereunder, the Company agrees as follows:

          (a) To deliver to PAI, at the expense of the Company, as many copies of the Memorandum (including all amendments and supplements thereto) as PAI may reasonably request.

          (b) If, at any time prior to the Closing Date, any event shall occur as a result of which the Memorandum, as then amended or supplemented, would include a statement of fact which is not true and accurate in all material respects, or omit any fact the omission of which would make misleading in any material respect any statement therein, or if for any other reason it shall be necessary to amend or supplement the Memorandum, the Company will so amend or supplement the Memorandum and will promptly notify PAI and will, at the expense of the Company, supply to PAI (and to any persons designated by PAI) such amendments or supplements to the Memorandum as may be necessary so that the statements in the Memorandum as so amended or supplemented will not, in the light of the circumstances existing at the time, be misleading.

          (c) To notify PAI promptly of any change having or which is likely to have a Material Adverse Effect relating to any of the Company's representations, warranties, covenants or agreements contained herein that occurs at any time prior to the payment of the full purchase price for the Shares to the Company on the Closing Date.

          (d) None of the Company, any of its affiliates (as defined in Rule 144(a)(1) under the Securities Act) or any person acting on behalf of any of the foregoing will engage in any directed selling efforts with respect to the Shares within the meaning of Regulation S. None of the Company or any such affiliates shall issue any advertisements or press releases or file any documents with the Securities and Exchange Commission, Nasdaq or otherwise publicly disclose any information with regards to the offering or sale of the Shares without the prior approval of PAI except the Company will promptly file a Form 8-K reporting the sale of the Shares as required by Form 8-K and will make such other filings as required by laws and regulations applicable to the Company. Any such advertisement, release or filing made with the consent of PAI shall be determined not to be a directed selling effort for purposes of this Agreement, the Memorandum and any opinion or certificate in connection herewith.

          (e) The Company will use the net proceeds received from the issuance of the Shares in the manner specified in the Memorandum under "Use of Proceeds."

          (f) The Company will not take, directly or indirectly, any action designed to, or that might be reasonably expected to, cause or result in stabilization or manipulation of the price of the Shares at any time prior to the Closing Date.

          (g) On or after the Termination Date at the request of a Purchaser who is not an affiliate of the Company, the Company will cause its transfer agent within two business days, (or on the Termination Date if the request was received at least two business days prior to the Termination Date) at the Company's expense (including transportation and insurance), to exchange the certificate for the Shares issued to such Purchaser on the Closing Date for new certificates for the same number of Shares, without any legends or stop transfer notices. Prior to the Termination Date all certificates for the Shares shall bear the following legend:

               THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SUCH SECURITY MAY NOT BE OFFERED, SOLD, PLEDGED OR OTHERWISE TRANSFERRED EXCEPT (1) IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 OR RULE 904 OF REGULATION S UNDER THE SECURITIES ACT OR (2) PURSUANT TO AN EXEMPTION FROM REGISTRATION AS CONFIRMED IN AN OPINION OF COUNSEL SATISFACTORY TO TECH ELECTRO INDUSTRIES, INC., AND IN EACH CASE IN ACCORDANCE WITH ANY OTHER APPLICABLE LAW.

          (h) If, as a result of any changes in Regulation S after the Closing Date, or for any other reason, including, but not limited to the failure of the Company or PAI to comply with any of the provisions of Regulation S in the offer and sale of the Shares, the Shares, in the reasonable opinion of counsels to the Company and PAI, cannot on or after the Termination Date be resold by any of the Purchasers in the United States without registration under the Securities Act, the Company, at its expense, will immediately after the Termination Date, file a registration statement under the Securities Act and use its best efforts to have such registration statement declared effective and kept effective at least through the earlier of the second annual anniversary of the Closing Date or the expiration of the Company's obligation and undertaking to file post-effective amendments to its Form SB-2 Registration Statement, File No. 33-98662, with respect to its Redeemable Class A Warrants and underlying shares of Common Stock, which registration statement shall provide for the sale of the Common Stock and shares of Common Stock underlying the Options included in the Shares by the Purchasers in the United States. Notwithstanding the above, no registration statement will be required if a Purchaser becomes an affiliate of the Company or fails to comply with Regulation S.

          (i) For five years after the date hereof, the Company shall send to PAI copies of all filings with the Securities and Exchange Commission (simultaneously with such filing) and copies of all press releases (faxed when released).

          (j) On the Closing Date, a majority of the members of the board of directors of the Company shall be individuals designated by PAI; provided, that if, within 13 months following the Closing, either (i) the Options have not been exercised, or (ii) PAI or purchasers of the Common Stock hereunder or their designees have not acquired a majority of the voting securities of the Company, PAI and the purchasers of Common Stock shall vote their shares of Common Stock at the following annual meeting of the Company's shareholders so that a majority of the directors of the Company are individuals designated by Craig D. La Taste.

          (k) On the Closing Date, Martin Frank and Craig D. La Taste shall have entered into employment agreements with CCC in form and substance mutually acceptable to the Board of Directors of CCC and the Company, and PAI.

          (l) The Options may only be exercised (i) by a person who is not a U.S. person (as defined in Regulation S), (ii) if not exercised on behalf of a U.S. person, (iii) if no U.S. person has any interest in the Options being exercised or the underlying securities to be issued upon exercise, and (iv) if the Options are exercised outside the United States and the shares underlying the Options are to be delivered outside the United States. If the above cannot be complied with, then the Options can be exercised only if a written opinion of counsel, the form and substance of which is acceptable to the Company, is delivered to the Company prior to exercise to the Options being exercised, that the underlying securities delivered upon exercise have been registered under the Securities Act, or the securities are exempt from registration thereunder and specifying the exemption.

     5. Purchase, Sale, and Delivery of the Shares. On the basis of the covenants, representations, and warranties herein contained and subject to the terms and conditions herein set forth:

          (a) The Company hereby engages PAI as its agent to solicit subscrip tions to the Shares in accordance with the terms of the Memorandum and this Agreement, and PAI agrees to use its best efforts to solicit such subscriptions. Such subscriptions shall be evidenced by the completion and execution by the prospective Purchaser and acceptance by the Company of the Subscription Agreement and related documents in the form included in the Memorandum. It is understood that no sale shall be regarded as effective unless and until accepted in writing by the Company and that the Company reserves the right in its sole discretion for any reason to refuse to sell Shares to any person at any time.

          (i) PAI is obligated to place all of the Shares on a "firm commitment" basis. If PAI or its affiliates believe they have not received firm, irrevocable and paid orders to purchase the Shares by February 7, 1997, PAI will be obligated to purchase such number of Shares as are necessary to complete the offering of the Shares by February 21, 1997. (ii) The exact number of Shares to be purchased by PAI and/or the Purchasers shall be not less that one million one hundred thousand (1,100,000) shares of Common Stock and one million (1,000,000) Options. The Options shall be in the form of and contain the terms as set forth in the form of Option attached hereto as Exhibit B and incorporated herein.

          (iii) PAI shall notify the Company by no later than 5:00 p.m., Dallas time on February 16, 1997 as to the time and date for the purchase of the Shares (the "Closing Date") which Closing Date shall be within five business days of giving the notice.

          (b) After the Closing Date, PAI, except as otherwise specifically provided herein, will not be considered to have any continuing or future duty or obligation of any kind to the Company. PAI has not assumed, nor will it assume or be permitted to assume any duties, responsibilities, or obligations regarding the management, operations, or any of the business affairs of the Company after the Closing Date.

     6. Delivery of and Payment for the Shares. Delivery of and payment for the Shares shall be made at the offices of Jeffer, Mangels, Butler & Marmaro LLP, at 2121 Avenue of the Stars, 10th Floor, Los Angeles, California 90067 on the Closing Date as determined by PAI pursuant to Section 5(a)(iii) hereof, or at such other place as the parties may agree.

     Payment for the Shares (in an amount equal to the aggregate amount payable for the Shares calculated at the purchase price set forth in Paragraph 1, above) shall be made on the Closing Date to the Company or its order in United States dollars in same day funds by wire transfer (or if such transfer is impracticable, by cashier bank check) to a United States dollar account of the Company (under the account name of Tech Electro Industries, Inc.

     Certificates evidencing the Shares shall be in definitive form and shall be registered in such names and in such denominations as PAI shall request at least two business days prior to the Closing Date by written notice to the Company. For the purpose of expediting the checking and packaging of certificates for the Shares, the Company agrees to make such certificates available for inspection at least 12 hours prior to the Closing Date.

     7. Expenses of Sale. The Company will pay all expenses incident to the performance of its obligations hereunder, including but not limited to the fees and expenses of its counsel and accountants. PAI will pay all expenses incident to the performance of its obligations hereunder, including but not limited to the fees and expenses of its counsel and accountants.

     8. Conditions to PAI's Obligations. PAI's obligations hereunder shall be subject to the accuracy of and compliance with, as of the date hereof and on the Closing Date, the representations and warranties contained in Section 2 hereof, the performance by the Company of its obligations hereunder required to be performed on or before the Closing Date, and to the following further conditions:

          (a) PAI shall not have discovered and disclosed to the Company on or prior to the Closing Date that the Memorandum or any amendment or supplement thereto contains an untrue statement of a fact which, in the opinion of PAI, is material or omits to state a fact which, in the opinion of PAI, is material and is required to be stated therein or is necessary to make the statements therein in light of the circumstances under which they were made not misleading.

          (b) All corporate proceedings and other legal matters incident to the authorization, form and validity of this Agreement, the certificates representing the Shares and all other legal matters relating to this Agreement and the transactions contemplated hereby shall be reasonably satisfactory in all material respects to counsel for PAI, and the Company shall have furnished to such counsel all documents and information that they may reasonably request to enable then to pass upon such matters.

          (c) All proceedings and legal matters incident to the sale of the Shares shall be reasonably satisfactory in all material respects to counsel for PAI, and each Purchaser shall have furnished to such counsel all documents and information that they may reasonably request to enable them to pass upon such matters.

          (d) There shall have not occurred any event or occurrence constituting a Material Adverse Effect in the financial condition, prospects, assets or operations of the Company, taken as a whole, since November 11, 1996.

          (e) There shall be no litigation, action, or proceeding pending or threatened regarding this Agreement or the transactions contemplated hereby.

          (f) PAI shall have completed, to its satisfaction, a "due diligence" examination of the books, records and operations of the Company and its subsidiaries.

          (g) Carl A. Generes shall have furnished to PAI its written opinion, as counsel to the Company addressed to PAI and dated the Closing Date, substantially in the form of Exhibit C hereto.

          (h) The Company shall have furnished to PAI a certificate, dated the Closing Date, of the President and the chief financial officer of the Company stating that:

          (i) The representations, warranties and agreements of the Company contained herein are true and correct on and as of the Closing Date with the same effect as if made on the Closing Date; the Company has complied in all material respects with all its agreements contained herein to be performed on or prior to the Closing Date; and the conditions precedent to the obligations of PAI set forth herein have been fulfilled; and

          (ii) Such officers have reviewed, or have had reviewed on their behalf, the Memorandum and (A) as of the date hereof, and as of the Closing Date, the Memorandum did not, and will not, include any untrue statement of a material fact and did not, and will not, omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading, and (B) since the date thereof no event has occurred which should have been set forth in a supplement or amendment to the Memorandum.

          (i) Subsequent to the date of the execution of this Agreement, there shall not have occurred any of the following: (i) trading in securities generally on the New York Stock Exchange, the American Stock Exchange or in the United States over-the-counter market shall have been suspended or limited or minimum prices shall have been established on any such exchange or such market by such exchange or by any other regulatory body or governmental authority having jurisdiction, (ii) a banking moratorium shall have been declared by the United States Federal, New York State or Texas State authority or authorities, (iii) the United States shall have become engaged in any war or there shall have been a declaration of a national emergency by the United States which makes it, in the reasonable judgment of PAI, after consultation with the Company, impracticable or inadvisable to proceed with the offering and distribution of the Shares in the manner contemplated herein, (iv) any material adverse change in United States or international financial, political or economic conditions which makes it, in the reasonable judgment of PAI, after consultation with the Company, impracticable or inadvisable to proceed with the offering and distribution of the Shares in the manner contemplated herein, or (v) there shall have been any Material Adverse Effect, otherwise than as set forth or contemplated in the Memorandum, so as to make it, in any such case in the reasonable judgment of PAI, after consultation with the Company, impracticable or inadvisable to proceed with the offering and distribution of the Shares in the manner contemplated herein.

          (j) The Common Stock of the Company shall have been approved for quotation on the Nasdaq Small Cap Market.

          (k) The Company shall have furnished to PAI such further information, certificates and documents as PAI may reasonably request.

          (l) The Company shall have entered into employment agreements with Craig D. La Taste and Martin Frank in form and substance reasonably acceptable to PAI.

     All opinions, letters, evidence and verification mentioned above or elsewhere in this Agreement shall be deemed to be in compliance with the provisions hereof only if they are in form and substance satisfactory to counsel of PAI.

     9. Conditions to the Company's Obligations. The Company's obligations hereunder shall be subject to (i) the accuracy and compliance with, as of the date hereof and on the Closing Date, the representations, warranties and covenants of PAI contained in Section 3 hereof to the reasonable satisfaction of the Company and its counsel and (ii) the receipt of a Confirmation Letter from each Purchaser, fully executed Subscription Agreements for all of the Shares and tender of the Purchase Price.

     10. Reorganization of Subsidiaries.

          (a) Within thirty (30) days following the Closing, the Company shall take all necessary steps to transfer to CCC all of the common stock of VBT and UBC currently owned by the Company. Concurrently with such transfer, CCC or its subsidiaries shall assume all liabilities and acquire all assets of the Company, except for the stock of CCC and assets specified in Exhibit D hereto, and except for a portion of the funds derived from the sale of the Common Stock, and exercise of the Options and outstanding warrants, as described below.

          (b) The Company shall contribute to CCC as additional capital $1,500,000 of the funds derived from the issuance of the Common Stock promptly following the Closing. All such funds shall be used by CCC or its subsidiaries solely to fund acquisitions, expansion and growth by such companies; provided, that CCC shall not acquire, or cause any subsidiary or affiliate to acquire, any business entity without the prior consent of the Board of Directors of the Company.

          (c) The Company shall, promptly after receipt thereof, contribute to CCC as additional capital eighty-four percent (84%), or an aggregate of approximately $1,800,000, of the funds realized by the exercise of the Options. All such funds shall be used by CCC or its subsidiaries solely to fund expansion and growth by such companies.

          (d) The Company shall, promptly after receipt thereof, contribute to CCC as additional capital eighty-four percent (84%) of the funds realized by the exercise of the Company's outstanding warrants. All such funds shall be used by CCC or its subsidiaries solely to fund expansion and growth by such companies.

          (e) If the Company is unable to meet its commitment to pay dividends on the Series A or Series B Preferred Stock in the five years following the Closing, CCC shall funds such dividends promptly upon TEI's request.

          (f) If the Company determines to acquire a business entity, the Company may request that the funds for such acquisition be provided by CCC; provided, that any such request must be approved by a unanimous vote of the Company's Board of Directors.

          11. Fairness Letters and Appraisals. The parties hereto agree that, should the Board of Directors of the Company determine it to be in the best interests of the Company to obtain an appraisal or fairness opinion regarding an acquisition by the Company, of assets or securities of an affiliate of the Company (as that term is defined in Rule 144(a)(1) under the Securities Act, the appraisal or fairness opinion shall be conducted by a "Big Six" accounting firm or by an internationally-recognized investment banking firm.

     12. Indemnification.

          (a) The Company will indemnify and hold PAI harmless against any losses, claims, damages or liabilities, joint or several, to which PAI may become subject under the Securities Act, the Exchange Act, the various state securities acts or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in the Memorandum, any other offering documentation authorized by the Company or state "blue sky" application prepared on behalf of the Company or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading; and will reimburse PAI for any legal or other expenses reasonably incurred in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in the Memorandum, in any other offering documentation prepared by the Company or in any state "blue sky" application prepared on behalf of the Company or such amendment or supplement in reliance upon and in conformity with written information furnished to the Company by PAI specifically for use in the preparation thereof.

     The foregoing indemnity agreement shall extend upon the same terms and conditions to, and shall inure to the benefit of, PAI's officers and directors and its counsel and each person, if any, who "controls" PAI within the meaning of the Securities Act or the Exchange Act.

          (b) PAI will indemnify and hold harmless the Company against any losses, claims, damages, or liabilities, joint or several, to which it may become subject, under the Securities Act, the Exchange Act, the various state securities acts or otherwise insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in the Memorandum, in any other offering documentation or state "blue sky" application prepared on behalf of the Company or any amendment or supplement thereto, or arise out of or are based upon the omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in the Memorandum, in any other offering documentation or in any state "blue sky" application prepared on behalf of the Company or such amendment or supplement in reliance upon and in conformity with written information furnished to the Company by PAI specifically for use in the preparation thereof. PAI also will reimburse the Company for such legal or other expenses reasonably incurred in connection with investigating or defending any such loss, claim, damage, liability or action as to which PAI is required to indemnify the Company.

     The foregoing indemnity agreement shall extend upon the same terms and conditions to, and shall inure to the benefit of, the officers, directors, employees, agents, accountants, counsel and affiliates of the Company and each person, if any, who "controls" the Company within the meaning of the Securities Act or the Exchange Act.

          (c) Promptly after receipt by an indemnified person of notice of the commencement of any action, such indemnified person shall, if a claim in respect thereof is to be made against the indemnifying party under such subparagraph, notify the indemnifying party in writing of the commencement thereof; but the omission to so notify the indemnifying party shall not relieve it from any liability which it may have to any indemnified party otherwise than under such subparagraph. In case any such action shall be brought against such indemnified party, and it shall notify the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in, and, to the extent that it shall wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel selected by the indemnifying party but satisfactory to such indemnified party, and after the indemnified party shall have received notice from the agreed upon counsel that the defense under such paragraph has been assumed, the indemnifying party shall not be responsible for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof, other than reasonable costs of investigation.

     13. Representations and Agreements to Survive Delivery. All representations, warranties, covenants and agreements of the Company and PAI herein or in certificates delivered pursuant hereto, and the indemnity agreement contained in Section 11 hereof, shall survive the delivery and execution of this Agreement and the Closing Date and shall remain operative and in full force and effect regardless of any investigation made by or on behalf of PAI or any controlling person or any controlling person thereof, the Company, or any of its officers, directors, partners, or any controlling persons. The indemnification provisions of Section 11 hereof are in addition to any and all remedies or rights any of the parties hereto may have, including the right to sue and recover damages for any breach of any representation, warranty or covenant made or given by one or more parties to any other party.

     14. Notices. All notices or communications hereunder, except as herein otherwise specifically provided, shall be in writing and if sent to PAI or the Company shall be mailed, delivered or telegraphed and confirmed to PAI or the Company at its address set forth above for PAI and for the Company at 4300 Wiley Post Road, Dallas, Texas 75244, attention: Craig P. La Taste. PAI or the Company may change its address for receiving notices by giving written notice to the other parties.

     15. Parties. This Agreement shall inure to the benefit of and be binding upon PAI and the Company, and each of their respective successors and assigns. Nothing expressed or mentioned in this Agreement is intended or shall be construed to give any person or corporation, other than the parties hereto and their respective successors and assigns and the controlling persons, officers and directors and counsel referred to in this Agreement, any legal or equitable right, remedy or claim under or in respect to this Agreement or any provision herein contained.

     16. Severability. Every provision in this Agreement is intended to be severable. If any term or provision hereof is illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity of the remainder hereof.

     17. Captions. The captions or headings in this Agreement are inserted for convenience and identification only and are in no way intended to describe, interpret, define, or limit the scope, extent, or intent of this Agreement or any provisions hereof.

     18. Applicable Law. This Agreement shall be governed by and construed under Texas law.

     19. Prior Agreements. This Agreement supersedes all prior agreements oral or written, covering the same subject matter.

     If the foregoing correctly sets forth our understanding, please so indicate in the space provided below for that purpose whereupon this letter shall constitute a binding agreement between us.

                            Very truly yours,

                            TECH ELECTRO INDUSTRIES, INC., a Texas corporation


                         By _________________________________
                        Its:  President



ACCEPTED AND AGREED TO
this 17th day of December, 1996


PLACEMENT & ACCEPTANCE, INC.
a British Virgin Islands corporation


By __________________________
Its___________________________



ACCEPTED AND AGREED TO

this 28th day of January, 1997,
as to Paragraph 10 only.


COMPUTER COMPONENTS
CORPORATION


By __________________________
Its:  President

                                  Exhibit 10.2

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT

                                                             February 10, 1997

     THIS OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT (hereinafter the "Agreement") has been executed by the undersigned in connection with the sale of such number of shares of Common Stock, $0.01 par value per share ("Common Stock") and options ("Options") to purchase Common Stock of Tech Electro Industries, Inc. (the "Seller" or the "Company") (NASDAQ symbol: "TELE"), a corporation organized under the laws of the State of Texas, to the Buyer whose name and address are set forth on the signature page hereof (hereinafter "Buyer"). As used in this Agreement, the term "Unit" means the Common Stock and the Options, and, where the context requires, the Common Stock underlying the Units. Seller and Buyer (hereinafter collectively, the "parties") each hereby represents, warrants and agrees as follows:

     1. AGREEMENT TO SUBSCRIBE; PURCHASE PRICE

          (i) Buyer hereby subscribes for the number of shares of Common Stock and Options at a subscription price of $1.70 U.S. per share of Common Stock, with no additional consideration payable with respect to Options, payable in United States Dollars, shown below its signature on page 7 hereof.

          (ii) Buyer shall pay the purchase price by delivering same day funds in United States Dollars to an agent or as otherwise agreed between the parties, to be delivered to the order of Seller upon delivery of the Common Stock and Options.

          (iii) This Agreement has been executed in connection with an offering by Seller of its Common Stock and Options pursuant to Regulation S (the
     "Offering"). Buyer will be notified of the date of the completion of the Offering (the "Closing Date").

     2. BUYER'S REPRESENTATIONS

     Buyer represents and warrants to Seller as follows:

          (i) Buyer is not a "U.S. person" as defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), was not organized under the laws of any U.S. jurisdiction, and was not formed for the purpose of investing in securities not registered under the Securities Act;

          (ii) At the time the buy order for this transaction was originated, Buyer was outside the United States;

          (iii) No offer to purchase the Units was made in the United States nor were any "directed selling efforts," as defined in Rule 902 of Regulation S, made to it in the United States;

          (iv) Buyer is purchasing the Units for its own account for investment purposes and not with a view towards distribution. Buyer does not have a contract, understanding, or arrangement with any person to sell, transfer, or grant a participation to such person or a third party with respect to the Units;

          (v) All subsequent offers and sales of the Units and the underlying Common Stock will be made outside the United States in compliance with Rule 903 or Rule 904 of Regulation S, pursuant to registration of the Units under the Securities Act, or pursuant to an exemption from such registration. Buyer understands the conditions of the exemption from registration afforded by Section 4(1) of the Securities Act and acknowledges that there can be no assurance that it will be able to rely on such exemption. In any case, Buyer will not resell the Units to or for the account or benefit of U.S. Persons or within the United States until after the end of the forty (40) day period commencing on the date of completion of the Offering (as defined above) (the "Restricted Period"). During the Restricted Period Buyer will not within the United States with regard to Seller's Common Stock engage in any short-selling or other hedging transactions, such as equity swaps or other types of derivative transactions, designed to transfer the burdens of ownership of the Shares back to the United States market.

          (vi) Buyer understands that the Units are being offered and sold to it in reliance on specific provisions of federal and state securities laws and that Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of Buyer set forth herein in order to determine the applicability of such provisions. Accordingly, Buyer agrees to notify Seller of any events which would cause the representations and warranties of Buyer to be untrue or breached at any time after the execution of this Agreement by Buyer and prior to the expiration of the Restricted Period;

          (vii) This Agreement has been duly authorized, validly executed, and delivered on behalf of Buyer and is a valid and binding agreement enforceable in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (viii) Any offering documents received by Buyer include statements to the effect that the Units have not been registered under the Securities Act and may not be offered or sold in the United States or to U.S. persons during the Restricted Period, unless the Units are registered or unless such resale is exempt from or not subject to the registration requirements of the Securities Act;

          (ix) Buyer, in making the decision to purchase the Units subscribed for, has relied upon solely upon the Offering Circular and the Exchange Act documents attached thereto and relating to the Offering prepared by Seller;

          (x) In the event of resale of the Units during the Restricted Period, Buyer shall provide a written confirmation or other written notice to any distributor, dealer, or person receiving a selling concession, fee, or other remuneration in respect of the Units stating that such purchaser is subject to the same restrictions on offers and sales that apply to Buyer, and shall require that any such purchaser shall provide such written confirmation or other notice upon resale during the Restricted Period;

          (xi) Buyer has not taken any action that would cause Seller to be subject to any claim for commission or other fee or remuneration by any broker, finder, or other person and Buyer hereby indemnifies Seller against any such claim caused by the actions of Buyer or any of its employees or agents;

          (xii) Buyer acknowledges that he is familiar with Regulation S and represents and warrants that he will comply with the terms thereof.

     3. SELLER'S REPRESENTATIONS

     Seller represents and warrants to Buyer as follows:

          (i) Seller is a "domestic issuer" and a "reporting issuer", as such terms are defined in Rule 902 of Regulation S. Seller has registered its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is in full compliance with all reporting requirements of Section 13(a) of the Exchange Act for at least the last 12 months, and Seller's Common Stock trades on the Nasdaq Small Cap Market;

          (ii) Seller has furnished Buyer with copies of Seller's most recent annual report on Form 10-K and the most recent quarterly report on Form 10-Q (the "SEC Filings");

          (iii) Since the date of the Company's SEC Filings, except as otherwise stated in the Offering Circular, there has been no material adverse change in the condition, financial or otherwise, or in the earnings, business affairs or business prospects of the Company, whether or not arising in the ordinary course of business.

          (iv) Seller has not offered the Units to any person in the United States, any identifiable group of U.S. citizens abroad, nor to any U.S. Person;

          (v) At the time the buy order was originated, Seller and/or agents reasonably believed Buyer was outside the United States and was not a U.S. Person;

          (vi) Seller and/or its agents believe that the sale of the Units has not been prearranged with a buyer in the United States or for the account or benefit of such a buyer;

          (vii) Seller has not conducted any "directed selling efforts" with respect to the Units nor has Seller conducted any general solicitation (as that term is used in Regulation D under the Securities Act) with respect to the Units;

          (viii) The Units when issued and delivered will be duly and validly authorized and issued, fully-paid and nonassessable and will not subject the holders thereof to personal liability by reason of being such holders. There are no preemptive rights of any shareholder of Seller with respect to the Units;

          (ix) This Agreement has been duly authorized and validly executed and delivered on behalf of Seller and is a valid and binding agreement in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (x) The execution and delivery of this Agreement and the consummation of the issuance of the Units and the transactions contemplated by this Agreement do not and will not conflict with or result in a breach by Seller of any of the terms or provisions of, or constitute a default under, the certificate of incorporation (or charter) or bylaws of the Seller, or any indenture, mortgage, deed of trust or other material agreement or instrument to which Seller is a party or by which it or any of its properties or assets are bound, or any existing applicable decree, judgment order of any court, Federal or State regulatory body, administrative agency or other governmental body having jurisdiction over Seller or any of its properties or assets;

          (xi) Seller is not aware of any authorization, approval or consent of any governmental body which is legally required for the issuance and sale of the Units as contemplated by the Agreement;

          (xii) Seller will issue one or more share certificates representing the Units without restrictive legend in the name of Buyer. Seller further warrants that no instructions other than these instructions, and instructions for a "stop transfer" until the end of the Restricted Period, have been given to the transfer agent and also warrants that the Units and the Common Stock underlying the Units shall otherwise be freely transferable on the books and records of Seller. Seller will notify the transfer agent of the date of completion of the Offering, a date not later than the Closing Date, and of the date of expiration of the Restricted Period, a date not later than forty (40) days from the Closing Date. Nothing in this section shall affect in any way Buyer's obligations and agreement to comply with all applicable securities laws upon resale of the Units and the underlying Common Stock, including the restrictions provided for in section 2(v) hereof;

          (xiii) Seller has taken and will take no action that will affect in any way the running of the Restricted Period or the ability of Buyer to resell the Units and the Common Stock underlying the Units, in accordance with applicable securities laws and this Agreement;

          (xiv) Seller will comply with all applicable securities laws with respect to the sale of the Units, including but not limited to the filing of all reports required to be filed in connection therewith with the Securities and Exchange Commission or any stock exchange or the Nasdaq stock market or any other regulatory authority.

     4. COVENANTS

     The Company hereby agrees that, upon demand of holders of the Units or the underlying Common Stock, as a result of a regulatory development including, but not limited to, an amendment of Regulation S, or any "no-action" or written interpretive guidance from the Securities and Exchange Commission, which call into question the ability of Buyer to resell the Units or the underlying Common Stock without registration, the Company will file, and use its reasonable best efforts to cause to become effective, a registration statement on Form S- 3 (or any other available form) under the Securities Act covering the resale of the Common Stock issuable upon conversion of the Options. Any such registration statement shall remain effective for up to twelve (12) months, or until all of the shares of Common Stock are sold, whichever is earlier. The Company shall provide the Buyer with such number of copies of the prospectus as shall be reasonably requested to facilitate the sale of the Common Stock issuable upon conversion of the Options. The Company shall bear all expenses incurred in connection with any such registration, excluding discounts and commissions and other expenses of the Buyer (including, but not limited to Buyer's counsel's fees).

     5. CLOSING

     Share certificates for the Common Stock and Options shall be delivered to Buyer and the funds therefor shall be delivered to Seller on February 10, 1997 or at such other time as the parties hereto may mutually agree.

     6. CONDITIONS TO CLOSING

          (i) Buyer understands that Seller's obligations to sell the Units is conditioned upon delivery into escrow or otherwise as agreed between Buyer and Seller by Buyer of the aggregate purchase price set forth in Section 1 hereof.

          (ii) Seller understands that Buyer's obligation to purchase the Units is conditioned upon delivery of certificate(s) representing shares of Units without restrictive legend as described herein and provision of an opinion of counsel confirming that Seller is a "domestic issuer" and a "reporting issuer," and that Seller has registered its Common Stock pursuant to
     Section 12(g) of the Exchange Act, as set forth in Section 3(i) above, as well as the matters set out in Section 3(vii), (viii), (ix), (x) and (xi) above.

     7. GOVERNING LAW; INTERPRETATION

     This Agreement shall be governed by an interpreted in accordance with the laws of the State of Texas. Facsimile signatures of this Agreement shall be binding on the parties hereto. All terms used herein that are defined in Regulation S under the Securities Act shall have the meanings set forth therein.

     IN WITNESS WHEREOF, this Agreement was duly executed on the date first written above.

Tech Electro Industries, Inc.

By ______________________________
     Craig D. La Taste, President


Name of Purchaser  (Individual or Institution):

PLACEMENT & ACCEPTANCE, INC.


Name of Individual representing Purchaser (if an Institution):

KIM WAH TAN


Title of Individual representing Purchaser (if an Institution):

------------------------------


Signature by:  Individual Purchaser or Individual representing Purchaser

------------------------------
Kim Wah Tan


Address:

Telephone:____________________
Telecopier:___________________

NUMBER OF UNITS               75,000 shares; 100,000 options
AGGREGATE PURCHASE PRICE:  $___________________

               THIS OPTION AND THE SHARES OF COMMON STOCK UNDERLYING THIS OPTION (collectively, the "Securities") HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (the "Act") AND MAY NOT BE EXERCISED IN THE UNITED STATES OR BY A "U.S. PERSON" (as defined in Section 9 hereof) UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT OR AN EXEMPTION FROM SUCH REGISTRATION UNDER THE ACT IS APPLICABLE OR AS OTHERWISE PROVIDED IN REGULATION S PROMULGATED UNDER SUCH ACT. IN ADDITION, FOR FORTY DAYS AFTER THE CLOSE OF THE SALES BY THE COMPANY OF ANY UNITS OF WHICH THIS OPTION IS A PART (the "Restricted Period"), NO OFFERS OR SALES OR TRANSFERS (INCLUDING INTERESTS THEREIN) MAY BE MADE OF ANY OF THE SECURITIES IN THE UNITED STATES OR TO A U.S. PERSON OR FOR THE ACCOUNT AND BENEFIT OF A U.S. PERSON, EXCEPT AS PERMITTED BY REGULATION S.

                                     OPTION
                           TO PURCHASE COMMON STOCK IN
                          TECH ELECTRO INDUSTRIES, INC.

                             Exercisable Commencing
                                February 10, 1997
                                   Void After
                                 March 10, 1998

Holder:     Placement & Acceptance, Inc.

Number of Options:    One Hundred Thousand (100,000)


                              ---------------


     THIS CERTIFIES THAT Holder is the owner of the number of Options set forth above of Tech Electro Industries, Inc., a Texas corporation (hereinafter called the "Company"). Upon surrender of each Option, the registered holder shall be entitled to purchase for $2.15 one share of Common Stock of the Company ("Common Stock"). Options may be exercised only in multiples of 250,000. This Option is issued in connection with the acquisition of Units consisting of the Company's Common Stock and Options to acquire Common Stock as set forth in that certain Subscription Agreement dated as of January 28, 1997 (the "Agreement").

     For purposes of this Option, the term "Affiliated Person" means Holder or any entity controlled by or under common control with Holder. For purposes hereof, a person shall be deemed to have "control" of an entity if such person is the owner of a majority voting interest in such entity.

          1. Right to Exercise Options. The rights represented by this Option may be exercised at any time commencing on January 28, 1997 (the "Exercise Date"), and terminating at 2:00 p.m., Los Angeles time, thirteen (13) months after the Exercise Date.

          2. Exercise of Options. Subject to the provisions of this Option, the rights represented by this Option may be exercised by (i) surrender of this Option (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to Holder at the address of Holder appearing on the books of the Company); and (ii) payment to the Company of the exercise price for the number of shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any. This Option may be exercised only in multiples of 250,000. This Option shall be deemed to have been exercised immediately prior to the close of business on the date the Option is surrendered and payment is made in accordance with the foregoing provisions of this Section 2, and the person or persons in whose name or names the certificates for shares of Common Stock shall be issuable upon such exercise shall become the holder or holders of record of such Common Stock at that time and date. The certificates for the Common Stock so purchased shall be delivered to Holder within a reasonable time, not exceeding thirty (30) business days, after the rights represented by this Option shall have been so exercised, and, during the Restricted Period (as defined in the legend first appearing on the cover page hereof), shall bear a legend in substantially the following form:

               "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. SAID SHARES MAY NOT BE SOLD OR TRANSFERRED EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND UNLESS (A) THEY HAVE BEEN REGISTERED UNDER SAID ACT, OR (B) THE COMPANY HAS RECEIVED WRITTEN REPRESENTATIONS FROM THE HOLDER AND THE PROPOSED TRANSFEREE, IN FORM AND SUBSTANCE REASONABLY ACCEPTABLE TO THE COMPANY, ESTABLISHING THAT REGISTRATION OF THE SECURITIES EVIDENCED BY THIS CERTIFICATE IS NOT NECESSARY IN CONNECTION WITH SUCH SALE OR TRANSFER, OR (C) THE TRANSFER AGENT (OR THE COMPANY IF THEN ACTING AS ITS TRANSFER AGENT) IS PRESENTED WITH EITHER A WRITTEN OPINION SATISFACTORY TO COUNSEL FOR THE COMPANY OR A "NO-ACTION' OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE CIRCUMSTANCES OF SUCH SALE OR TRANSFER."

     Notwithstanding the above, except as otherwise provided in Regulation S adopted under the United States Securities Act of 1933, as amended (the "Act"),

          (a) This Option may not be exercised by a U.S. Person (as defined in Section 9 hereof);

          (b) This Option may not be exercised within the United States and the shares of Common Stock issued upon exercise of this Option may not be delivered upon such exercise within the United States;

          (c) The person exercising this Option must either (i) certify to the Company that he is not a U.S. Person and is not exercising this Option on behalf of a U.S. Person or (ii) deliver an opinion of counsel that this Option and the underlying Common Stock have been registered under the Act or are exempt from registration under the Act.

     3. Assignment. Subject to Section 2 hereof, this Option may be transferred, sold, assigned or hypothecated, only (a) pursuant to a valid and effective registration statement, or (b) if the Company has received written representations from the Holder and the proposed transferee, in form and substance reasonably acceptable to the Company, establishing that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation, or (c) if the Company has received from counsel to the Company (or from counsel to the Holder that is reasonably acceptable to the Company) a written opinion, in a form reasonably acceptable to the Company, to the effect that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation. Any such assignment shall be effected by Holder by (i) executing the form of assignment at the end hereof;
(ii) surrendering the Option for cancellation at the office or agency of the Company referred to in Section 2 hereof, accompanied by the certification or opinion of counsel to the Company referred to above; and (iii) delivery to the Company of a statement by the transferee Holder (in a form acceptable to the Company and its counsel) that such Option is being acquired by such Holder in conformance with the Act and Regulation S, and is being acquired for investment and not with a view to its distribution or resale; whereupon the Company shall issue, in the name or names specified by Holder (including Holder) new Options representing in the aggregate rights to purchase the same number of Shares as are purchasable under the Option surrendered. The term "Holder" shall be deemed to include any person to whom this Option is transferred in accordance with the terms herein.

     4. Common Stock. The Company covenants and agrees that all shares of Common Stock which may be issued upon exercise hereof will, upon issuance, be duly and validly issued, fully paid and non-assessable and no personal liability will attach to the holder thereof. The Company further covenants and agrees that, during the periods within which this Option may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock for issuance upon exercise of this Option and all other Options.

     5. No Stockholder Rights. This Option shall not entitle Holder to any voting rights or other rights as a stockholder of the Company.

     6. Adjustment of Rights. In the event that the outstanding shares of Common Stock of the Company are at any time increased or decreased or changed into or exchanged for a different number or kind of share or other security of the Company or of another corporation through reorganization, merger, consolidation, liquidation, recapitalization, stock split, combination of shares or stock dividends payable with respect to such Common Stock, appropriate adjustments in the number, kind and price of such securities then subject to this Option shall be made effective as of the date of such occurrence so that the position of Holder upon exercise will be the same as it would have been had he owned immediately prior to the occurrence of such events the Common Stock subject to this Option. Such adjustment shall be made successively whenever any event listed above shall occur and the Company will notify Holder of the Option of each such adjustment. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this Option adjusted accordingly.

     7. Notices. Unless applicable law requires a different method of giving notice, any and all notices, demands or other communications required or desired to be given hereunder by any party shall be in writing. Assuming that the contents of a notice meet the requirements of the specific Section of this Option which mandates the giving of that notice, a notice shall be validly given or made to another party if served either personally or if transmitted by telegraph, telecopy or other electronic written transmission device or if sent by overnight courier service, and if addressed to the applicable party as set forth below. If such notice, demand or other communication is served personally, service shall be conclusively deemed made at the time of such personal service. If such notice, demand or other communication is given by overnight courier, or electronic transmission, service shall be con clusively made at the time of confirmation of delivery. The addresses for Holder and the Company are as follows:

                  If to Holder:

                              Placement & Acceptance, Inc.
                              Wisma Stephens #12-09
                              Jalan Chulan 50200
                              Kuala Lumpur, Malaysia

                  If to the Company:

                              Tech Electro Industries, Inc.
                              4300 Wiley Post Road
                              Dallas, Texas  75244-2131
                              Attention: Chief Financial Officer


Any party hereto may change its or his address for the purpose of receiving notices, demands and other communications as herein provided, by a written notice given in the aforesaid manner to the other parties hereto.

     8. Governing Law. This Option shall be governed by and construed in accordance with the internal laws of the State of Texas.

     9. Covenants During the Restricted Period.

          a. The Holder of this Option agrees that during the Restricted Period (as defined on the legend first appearing on the cover page hereof), upon any offer, sale or transfer of the Common Stock (or any interest therein), that the Holder, or any successor, or any Professional (as defined in Section 9(c) hereof) (except for sales of any Common Stock registered under the Act or otherwise exempt from such registration), (A) will not sell to a U.S. Person or an account for the benefit of a U.S. Person or any one believed to be a U.S. Person, (B) will not engage in any efforts to sell the Common Stock in the United States, (C) will, at the time the buy order or transfer is originated, believe the buyer or transferee is outside the United States, and (D) will send to a "Professional" acting as agent or principal, a confirmation or other notice stating that the Professional is subject to the same restrictions on transfer to U.S. Persons or for the account of U.S. Persons during the Restrictive Period as provided for herein. The Company will not honor or register, and will not be obligated to honor or register, any transfer or exercise in violation of any of the provisions herein.

          b. For purposes hereof, in general under Regulation S, a "U.S. Person" means any natural person, resident of the United States; any partnership or corporation organized or incorporated under the laws of the United States; any estate of which any executor or administrator is a U.S. Person; any trust of which any trustee is a U.S. Person; any agency or branch of a foreign entity located in the United States; any nondiscretionary account or similar account, other than estate or trust, held by a dealer or other fiduciary for the benefit or account of the U.S. Person; any discretionary account or similar account, other than estate or trust, held by dealer or other fiduciary organized incorporated or, (if an individual) resident of the United States; and any partnership or corporation if organized or incorporated under the laws of any foreign jurisdiction and formed by a U.S. Person principally for the purpose of investing in securities and not registered under the Act unless it is organized and incorporated and owned by "accredited investors," as defined under Rule 501(a) under the Act, who are not natural persons, estates or trust. "U.S. Person" is further defined in Rule 9.02(o) under the Act.

          c. A "Professional" is a "distributor" as defined in Rule 9.02(c) of Regulation S under the Act (generally any underwriter, or other person, who participates, pursuant to a contractual arrangement, in the distribution of the Securities); a dealer as defined in Section 2(12) of the U.S. Securities Exchange Act of 1934, as amended (encompassing those who engage in the business of trading or dealing in securities as agent, broker or principal); or a person receiving a selling concession, fee or other remuneration in respect of the Securities sold.

     IN WITNESS WHEREOF, the Company has caused this Option to be signed by its duly authorized officers, and to be dated as of the date set forth above.

                                                 TECH ELECTRO INDUSTRIES, INC.

                                              By:______________________________
                                                     Name:  Craig D. La Taste
                                                     Title:  President

ACKNOWLEDGED, AGREED AND ACCEPTED BY HOLDER:

PLACEMENT & ACCEPTANCE, INC.



By:_________________________________
Name:  Kim Wah Tan
Title:_______________________________

                                  PURCHASE FORM

                   (To be signed only upon exercise of Option)



     The undersigned, the holder of the foregoing Option hereby irrevocably elects to exercise the purchase rights represented by such Option to exercise ___________ Options for, and to the purchase thereunder, __________ shares of Common Stock and herewith makes payment of $____________ thereof, and requests that the certificates for shares of Common Stock be issued in the name(s) of, and delivered to _______________ whose address(es) is (are)
_________________________.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not exercising this Option on behalf of
Initial   a U.S. Person as defined in Regulation S promulgated under the  U.S.
if True Securities Act of 1933 and this exercise is not taking place within the United States.
                              ---------------


Dated:____________, ____
                                 Address:
                                              ------------------------------
                                              ------------------------------

                                  TRANSFER FORM

                   (To be signed only upon transfer of Option)



     For value received, the undersigned hereby sells, assigns, and transfers unto _______________ the right to purchase shares of Common Stock represented by _________________________ Options, and appoints _________________________
attorney to transfer such rights on the books of _________________________, with full power of substitution in the premises.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not transferring this Option to or on
Initial   behalf of a U.S. Person as defined in Regulation S promulgated under if True the U.S. Securities Act of 1933 and this transfer is not taking place within the United States.


Dated:____________, ____

                                                 ------------------------------
                                     Holder


                                                 ------------------------------
                                     Address

In the presence of:


-------------------------

                                  Exhibit 10.3

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT

                                                             February 10, 1997

     THIS OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT (hereinafter the "Agreement") has been executed by the undersigned in connection with the sale of such number of shares of Common Stock, $0.01 par value per share ("Common Stock") and options ("Options") to purchase Common Stock of Tech Electro Industries, Inc. (the "Seller" or the "Company") (NASDAQ symbol: "TELE"), a corporation organized under the laws of the State of Texas, to the Buyer whose name and address are set forth on the signature page hereof (hereinafter "Buyer"). As used in this Agreement, the term "Unit" means the Common Stock and the Options, and, where the context requires, the Common Stock underlying the Units. Seller and Buyer (hereinafter collectively, the "parties") each hereby represents, warrants and agrees as follows:

     1. AGREEMENT TO SUBSCRIBE; PURCHASE PRICE

          (i) Buyer hereby subscribes for the number of shares of Common Stock and Options at a subscription price of $1.70 U.S. per share of Common Stock, with no additional consideration payable with respect to Options, payable in United States Dollars, shown below its signature on page 7 hereof.

          (ii) Buyer shall pay the purchase price by delivering same day funds in United States Dollars to an agent or as otherwise agreed between the parties, to be delivered to the order of Seller upon delivery of the Common Stock and Options.

          (iii) This Agreement has been executed in connection with an offering by Seller of its Common Stock and Options pursuant to Regulation S (the
     "Offering"). Buyer will be notified of the date of the completion of the Offering (the "Closing Date").

     2. BUYER'S REPRESENTATIONS

     Buyer represents and warrants to Seller as follows:

          (i) Buyer is not a "U.S. person" as defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), was not organized under the laws of any U.S. jurisdiction, and was not formed for the purpose of investing in securities not registered under the Securities Act;

          (ii) At the time the buy order for this transaction was originated, Buyer was outside the United States;

          (iii) No offer to purchase the Units was made in the United States nor were any "directed selling efforts," as defined in Rule 902 of Regulation S, made to it in the United States;

          (iv) Buyer is purchasing the Units for its own account for investment purposes and not with a view towards distribution. Buyer does not have a contract, understanding, or arrangement with any person to sell, transfer, or grant a participation to such person or a third party with respect to the Units;

          (v) All subsequent offers and sales of the Units and the underlying Common Stock will be made outside the United States in compliance with Rule 903 or Rule 904 of Regulation S, pursuant to registration of the Units under the Securities Act, or pursuant to an exemption from such registration. Buyer understands the conditions of the exemption from registration afforded by Section 4(1) of the Securities Act and acknowledges that there can be no assurance that it will be able to rely on such exemption. In any case, Buyer will not resell the Units to or for the account or benefit of U.S. Persons or within the United States until after the end of the forty (40) day period commencing on the date of completion of the Offering (as defined above) (the "Restricted Period"). During the Restricted Period Buyer will not within the United States with regard to Seller's Common Stock engage in any short-selling or other hedging transactions, such as equity swaps or other types of derivative transactions, designed to transfer the burdens of ownership of the Shares back to the United States market.

          (vi) Buyer understands that the Units are being offered and sold to it in reliance on specific provisions of federal and state securities laws and that Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of Buyer set forth herein in order to determine the applicability of such provisions. Accordingly, Buyer agrees to notify Seller of any events which would cause the representations and warranties of Buyer to be untrue or breached at any time after the execution of this Agreement by Buyer and prior to the expiration of the Restricted Period;

          (vii) This Agreement has been duly authorized, validly executed, and delivered on behalf of Buyer and is a valid and binding agreement enforceable in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (viii) Any offering documents received by Buyer include statements to the effect that the Units have not been registered under the Securities Act and may not be offered or sold in the United States or to U.S. persons during the Restricted Period, unless the Units are registered or unless such resale is exempt from or not subject to the registration requirements of the Securities Act;

          (ix) Buyer, in making the decision to purchase the Units subscribed for, has relied upon solely upon the Offering Circular and the Exchange Act documents attached thereto and relating to the Offering prepared by Seller;

          (x) In the event of resale of the Units during the Restricted Period, Buyer shall provide a written confirmation or other written notice to any distributor, dealer, or person receiving a selling concession, fee, or other remuneration in respect of the Units stating that such purchaser is subject to the same restrictions on offers and sales that apply to Buyer, and shall require that any such purchaser shall provide such written confirmation or other notice upon resale during the Restricted Period;

          (xi) Buyer has not taken any action that would cause Seller to be subject to any claim for commission or other fee or remuneration by any broker, finder, or other person and Buyer hereby indemnifies Seller against any such claim caused by the actions of Buyer or any of its employees or agents;

          (xii) Buyer acknowledges that he is familiar with Regulation S and represents and warrants that he will comply with the terms thereof.

     3. SELLER'S REPRESENTATIONS

     Seller represents and warrants to Buyer as follows:

          (i) Seller is a "domestic issuer" and a "reporting issuer", as such terms are defined in Rule 902 of Regulation S. Seller has registered its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is in full compliance with all reporting requirements of Section 13(a) of the Exchange Act for at least the last 12 months, and Seller's Common Stock trades on the Nasdaq Small Cap Market;

          (ii) Seller has furnished Buyer with copies of Seller's most recent annual report on Form 10-K and the most recent quarterly report on Form 10-Q (the "SEC Filings");

          (iii) Since the date of the Company's SEC Filings, except as otherwise stated in the Offering Circular, there has been no material adverse change in the condition, financial or otherwise, or in the earnings, business affairs or business prospects of the Company, whether or not arising in the ordinary course of business.

          (iv) Seller has not offered the Units to any person in the United States, any identifiable group of U.S. citizens abroad, nor to any U.S. Person;

          (v) At the time the buy order was originated, Seller and/or agents reasonably believed Buyer was outside the United States and was not a U.S. Person;

          (vi) Seller and/or its agents believe that the sale of the Units has not been prearranged with a buyer in the United States or for the account or benefit of such a buyer;

          (vii) Seller has not conducted any "directed selling efforts" with respect to the Units nor has Seller conducted any general solicitation (as that term is used in Regulation D under the Securities Act) with respect to the Units;

          (viii) The Units when issued and delivered will be duly and validly authorized and issued, fully-paid and nonassessable and will not subject the holders thereof to personal liability by reason of being such holders. There are no preemptive rights of any shareholder of Seller with respect to the Units;

          (ix) This Agreement has been duly authorized and validly executed and delivered on behalf of Seller and is a valid and binding agreement in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (x) The execution and delivery of this Agreement and the consummation of the issuance of the Units and the transactions contemplated by this Agreement do not and will not conflict with or result in a breach by Seller of any of the terms or provisions of, or constitute a default under, the certificate of incorporation (or charter) or bylaws of the Seller, or any indenture, mortgage, deed of trust or other material agreement or instrument to which Seller is a party or by which it or any of its properties or assets are bound, or any existing applicable decree, judgment order of any court, Federal or State regulatory body, administrative agency or other governmental body having jurisdiction over Seller or any of its properties or assets;

          (xi) Seller is not aware of any authorization, approval or consent of any governmental body which is legally required for the issuance and sale of the Units as contemplated by the Agreement;

          (xii) Seller will issue one or more share certificates representing the Units without restrictive legend in the name of Buyer. Seller further warrants that no instructions other than these instructions, and instructions for a "stop transfer" until the end of the Restricted Period, have been given to the transfer agent and also warrants that the Units and the Common Stock underlying the Units shall otherwise be freely transferable on the books and records of Seller. Seller will notify the transfer agent of the date of completion of the Offering, a date not later than the Closing Date, and of the date of expiration of the Restricted Period, a date not later than forty (40) days from the Closing Date. Nothing in this section shall affect in any way Buyer's obligations and agreement to comply with all applicable securities laws upon resale of the Units and the underlying Common Stock, including the restrictions provided for in section 2(v) hereof;

          (xiii) Seller has taken and will take no action that will affect in any way the running of the Restricted Period or the ability of Buyer to resell the Units and the Common Stock underlying the Units, in accordance with applicable securities laws and this Agreement;

          (xiv) Seller will comply with all applicable securities laws with respect to the sale of the Units, including but not limited to the filing of all reports required to be filed in connection therewith with the Securities and Exchange Commission or any stock exchange or the Nasdaq stock market or any other regulatory authority.

     4. COVENANTS

     The Company hereby agrees that, upon demand of holders of the Units or the underlying Common Stock, as a result of a regulatory development including, but not limited to, an amendment of Regulation S, or any "no-action" or written interpretive guidance from the Securities and Exchange Commission, which call into question the ability of Buyer to resell the Units or the underlying Common Stock without registration, the Company will file, and use its reasonable best efforts to cause to become effective, a registration statement on Form S- 3 (or any other available form) under the Securities Act covering the resale of the Common Stock issuable upon conversion of the Options. Any such registration statement shall remain effective for up to twelve (12) months, or until all of the shares of Common Stock are sold, whichever is earlier. The Company shall provide the Buyer with such number of copies of the prospectus as shall be reasonably requested to facilitate the sale of the Common Stock issuable upon conversion of the Options. The Company shall bear all expenses incurred in connection with any such registration, excluding discounts and commissions and other expenses of the Buyer (including, but not limited to Buyer's counsel's fees).

     5. CLOSING

     Share certificates for the Common Stock and Options shall be delivered to Buyer and the funds therefor shall be delivered to Seller on February 10, 1997 or at such other time as the parties hereto may mutually agree.

     6. CONDITIONS TO CLOSING

          (i) Buyer understands that Seller's obligations to sell the Units is conditioned upon delivery into escrow or otherwise as agreed between Buyer and Seller by Buyer of the aggregate purchase price set forth in Section 1 hereof.

          (ii) Seller understands that Buyer's obligation to purchase the Units is conditioned upon delivery of certificate(s) representing shares of Units without restrictive legend as described herein and provision of an opinion of counsel confirming that Seller is a "domestic issuer" and a "reporting issuer," and that Seller has registered its Common Stock pursuant to
     Section 12(g) of the Exchange Act, as set forth in Section 3(i) above, as well as the matters set out in Section 3(vii), (viii), (ix), (x) and (xi) above.

     7. GOVERNING LAW; INTERPRETATION

     This Agreement shall be governed by an interpreted in accordance with the laws of the State of Texas. Facsimile signatures of this Agreement shall be binding on the parties hereto. All terms used herein that are defined in Regulation S under the Securities Act shall have the meanings set forth therein.

     IN WITNESS WHEREOF, this Agreement was duly executed on the date first written above.

Tech Electro Industries, Inc.

By ______________________________
     Craig D. La Taste, President


Name of Purchaser  (Individual or Institution):

SYNERGY SYSTEM LIMITED


Name of Individual representing Purchaser (if an Institution):

CHUN HOU TAN


Title of Individual representing Purchaser (if an Institution):

------------------------------


Signature by:  Individual Purchaser or Individual representing Purchaser

------------------------------
Chun Hou Tan

Address:

Telephone:____________________
Telecopier:___________________

NUMBER OF UNITS               205,000 shares; 180,000 options
AGGREGATE PURCHASE PRICE:  $___________________

               THIS OPTION AND THE SHARES OF COMMON STOCK UNDERLYING THIS OPTION (collectively, the "Securities") HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (the "Act") AND MAY NOT BE EXERCISED IN THE UNITED STATES OR BY A "U.S. PERSON" (as defined in Section 9 hereof) UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT OR AN EXEMPTION FROM SUCH REGISTRATION UNDER THE ACT IS APPLICABLE OR AS OTHERWISE PROVIDED IN REGULATION S PROMULGATED UNDER SUCH ACT. IN ADDITION, FOR FORTY DAYS AFTER THE CLOSE OF THE SALES BY THE COMPANY OF ANY UNITS OF WHICH THIS OPTION IS A PART (the "Restricted Period"), NO OFFERS OR SALES OR TRANSFERS (INCLUDING INTERESTS THEREIN) MAY BE MADE OF ANY OF THE SECURITIES IN THE UNITED STATES OR TO A U.S. PERSON OR FOR THE ACCOUNT AND BENEFIT OF A U.S. PERSON, EXCEPT AS PERMITTED BY REGULATION S.

                                     OPTION
                           TO PURCHASE COMMON STOCK IN
                          TECH ELECTRO INDUSTRIES, INC.

                             Exercisable Commencing
                                February 10, 1997
                                   Void After
                                 March 10, 1998

Holder:     Synergy System Limited

Number of Options:     One Hundred Eighty Thousand (180,000)


                                 ---------------


     THIS CERTIFIES THAT Holder is the owner of the number of Options set forth above of Tech Electro Industries, Inc., a Texas corporation (hereinafter called the "Company"). Upon surrender of each Option, the registered holder shall be entitled to purchase for $2.15 one share of Common Stock of the Company ("Common Stock"). Options may be exercised only in multiples of 250,000. This Option is issued in connection with the acquisition of Units consisting of the Company's Common Stock and Options to acquire Common Stock as set forth in that certain Subscription Agreement dated as of January 28, 1997 (the "Agreement").

     For purposes of this Option, the term "Affiliated Person" means Holder or any entity controlled by or under common control with Holder. For purposes hereof, a person shall be deemed to have "control" of an entity if such person is the owner of a majority voting interest in such entity.

     1. Right to Exercise Options. The rights represented by this Option may be exercised at any time commencing on January 28, 1997 (the "Exercise Date"), and terminating at 2:00 p.m., Los Angeles time, thirteen (13) months after the Exercise Date.

     2. Exercise of Options. Subject to the provisions of this Option, the rights represented by this Option may be exercised by (i) surrender of this Option (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to Holder at the address of Holder appearing on the books of the Company); and (ii) payment to the Company of the exercise price for the number of shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any. This Option may be exercised only in multiples of 250,000. This Option shall be deemed to have been exercised immediately prior to the close of business on the date the Option is surrendered and payment is made in accordance with the foregoing provisions of this Section 2, and the person or persons in whose name or names the certificates for shares of Common Stock shall be issuable upon such exercise shall become the holder or holders of record of such Common Stock at that time and date. The certificates for the Common Stock so purchased shall be delivered to Holder within a reasonable time, not exceeding thirty (30) business days, after the rights represented by this Option shall have been so exercised, and, during the Restricted Period (as defined in the legend first appearing on the cover page hereof), shall bear a legend in substantially the following form:

         "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. SAID SHARES MAY NOT BE SOLD OR TRANSFERRED EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND UNLESS (A) THEY HAVE BEEN REGISTERED UNDER SAID ACT, OR (B) THE COMPANY HAS RECEIVED WRITTEN REPRESENTATIONS FROM THE HOLDER AND THE PROPOSED TRANSFEREE, IN FORM AND SUBSTANCE REASONABLY ACCEPTABLE TO THE COMPANY, ESTABLISHING THAT REGISTRATION OF THE SECURITIES EVIDENCED BY THIS CERTIFICATE IS NOT NECESSARY IN CONNECTION WITH SUCH SALE OR TRANSFER, OR (C) THE TRANSFER AGENT (OR THE COMPANY IF THEN ACTING AS ITS TRANSFER AGENT) IS PRESENTED WITH EITHER A WRITTEN OPINION
         SATISFACTORY TO COUNSEL FOR THE COMPANY OR A "NO-ACTION' OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE CIRCUMSTANCES OF SUCH SALE OR TRANSFER."

     Notwithstanding the above, except as otherwise provided in Regulation S adopted under the United States Securities Act of 1933, as amended (the "Act"),

          (a) This Option may not be exercised by a U.S. Person (as defined in Section 9 hereof);

          (b) This Option may not be exercised within the United States and the shares of Common Stock issued upon exercise of this Option may not be delivered upon such exercise within the United States;

          (c) The person exercising this Option must either (i) certify to the Company that he is not a U.S. Person and is not exercising this Option on behalf of a U.S. Person or (ii) deliver an opinion of counsel that this Option and the underlying Common Stock have been registered under the Act or are exempt from registration under the Act.

     3. Assignment. Subject to Section 2 hereof, this Option may be transferred, sold, assigned or hypothecated, only (a) pursuant to a valid and effective registration statement, or (b) if the Company has received written representations from the Holder and the proposed transferee, in form and substance reasonably acceptable to the Company, establishing that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation, or (c) if the Company has received from counsel to the Company (or from counsel to the Holder that is reasonably acceptable to the Company) a written opinion, in a form reasonably acceptable to the Company, to the effect that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation. Any such assignment shall be effected by Holder by (i) executing the form of assignment at the end hereof;
(ii) surrendering the Option for cancellation at the office or agency of the Company referred to in Section 2 hereof, accompanied by the certification or opinion of counsel to the Company referred to above; and (iii) delivery to the Company of a statement by the transferee Holder (in a form acceptable to the Company and its counsel) that such Option is being acquired by such Holder in conformance with the Act and Regulation S, and is being acquired for investment and not with a view to its distribution or resale; whereupon the Company shall issue, in the name or names specified by Holder (including Holder) new Options representing in the aggregate rights to purchase the same number of Shares as are purchasable under the Option surrendered. The term "Holder" shall be deemed to include any person to whom this Option is transferred in accordance with the terms herein.

     4. Common Stock. The Company covenants and agrees that all shares of Common Stock which may be issued upon exercise hereof will, upon issuance, be duly and validly issued, fully paid and non-assessable and no personal liability will attach to the holder thereof. The Company further covenants and agrees that, during the periods within which this Option may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock for issuance upon exercise of this Option and all other Options.

     5. No Stockholder Rights. This Option shall not entitle Holder to any voting rights or other rights as a stockholder of the Company.

     6. Adjustment of Rights. In the event that the outstanding shares of Common Stock of the Company are at any time increased or decreased or changed into or exchanged for a different number or kind of share or other security of the Company or of another corporation through reorganization, merger, consolidation, liquidation, recapitalization, stock split, combination of shares or stock dividends payable with respect to such Common Stock, appropriate adjustments in the number, kind and price of such securities then subject to this Option shall be made effective as of the date of such occurrence so that the position of Holder upon exercise will be the same as it would have been had he owned immediately prior to the occurrence of such events the Common Stock subject to this Option. Such adjustment shall be made successively whenever any event listed above shall occur and the Company will notify Holder of the Option of each such adjustment. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this Option adjusted accordingly.

     7. Notices. Unless applicable law requires a different method of giving notice, any and all notices, demands or other communications required or desired to be given hereunder by any party shall be in writing. Assuming that the contents of a notice meet the requirements of the specific Section of this Option which mandates the giving of that notice, a notice shall be validly given or made to another party if served either personally or if transmitted by telegraph, telecopy or other electronic written transmission device or if sent by overnight courier service, and if addressed to the applicable party as set forth below. If such notice, demand or other communication is served personally, service shall be conclusively deemed made at the time of such personal service. If such notice, demand or other communication is given by overnight courier, or electronic transmission, service shall be con clusively made at the time of confirmation of delivery. The addresses for Holder and the Company are as follows:

                  If to Holder:

                              Synergy System Limited




                  If to the Company:

                              Tech Electro Industries, Inc.
                              4300 Wiley Post Road
                              Dallas, Texas  75244-2131
                              Attention: Chief Financial Officer


Any party hereto may change its or his address for the purpose of receiving notices, demands and other communications as herein provided, by a written notice given in the aforesaid manner to the other parties hereto.

     8. Governing Law. This Option shall be governed by and construed in accordance with the internal laws of the State of Texas.

     9. Covenants During the Restricted Period.

          a. The Holder of this Option agrees that during the Restricted Period (as defined on the legend first appearing on the cover page hereof), upon any offer, sale or transfer of the Common Stock (or any interest therein), that the Holder, or any successor, or any Professional (as defined in Section 9(c) hereof) (except for sales of any Common Stock registered under the Act or otherwise exempt from such registration), (A) will not sell to a U.S. Person or an account for the benefit of a U.S. Person or any one believed to be a U.S. Person, (B) will not engage in any efforts to sell the Common Stock in the United States, (C) will, at the time the buy order or transfer is originated, believe the buyer or transferee is outside the United States, and (D) will send to a "Professional" acting as agent or principal, a confirmation or other notice stating that the Professional is subject to the same restrictions on transfer to U.S. Persons or for the account of U.S. Persons during the Restrictive Period as provided for herein. The Company will not honor or register, and will not be obligated to honor or register, any transfer or exercise in violation of any of the provisions herein.

          b. For purposes hereof, in general under Regulation S, a "U.S. Person" means any natural person, resident of the United States; any partnership or corporation organized or incorporated under the laws of the United States; any estate of which any executor or administrator is a U.S. Person; any trust of which any trustee is a U.S. Person; any agency or branch of a foreign entity located in the United States; any nondiscretionary account or similar account, other than estate or trust, held by a dealer or other fiduciary for the benefit or account of the U.S. Person; any discretionary account or similar account, other than estate or trust, held by dealer or other fiduciary organized incorporated or, (if an individual) resident of the United States; and any partnership or corporation if organized or incorporated under the laws of any foreign jurisdiction and formed by a U.S. Person principally for the purpose of investing in securities and not registered under the Act unless it is organized and incorporated and owned by "accredited investors," as defined under Rule 501(a) under the Act, who are not natural persons, estates or trust. "U.S. Person" is further defined in Rule 9.02(o) under the Act.

          c. A "Professional" is a "distributor" as defined in Rule 9.02(c) of Regulation S under the Act (generally any underwriter, or other person, who participates, pursuant to a contractual arrangement, in the distribution of the Securities); a dealer as defined in Section 2(12) of the U.S. Securities Exchange Act of 1934, as amended (encompassing those who engage in the business of trading or dealing in securities as agent, broker or principal); or a person receiving a selling concession, fee or other remuneration in respect of the Securities sold.

     IN WITNESS WHEREOF, the Company has caused this Option to be signed by its duly authorized officers, and to be dated as of the date set forth above.

                                                 TECH ELECTRO INDUSTRIES, INC.

                                            By:______________________________
                                                     Name:  Craig D. La Taste
                                                     Title:    President

ACKNOWLEDGED, AGREED AND ACCEPTED BY HOLDER:

SYNERGY SYSTEM LIMITED



By:______________________________
Name:  Chun Hou Tan
Title:  ____________________________

                                  PURCHASE FORM

                   (To be signed only upon exercise of Option)



     The undersigned, the holder of the foregoing Option hereby irrevocably elects to exercise the purchase rights represented by such Option to exercise ___________ Options for, and to the purchase thereunder, __________ shares of Common Stock and herewith makes payment of $____________ thereof, and requests that the certificates for shares of Common Stock be issued in the name(s) of, and delivered to _______________ whose address(es) is (are)
_________________________.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not exercising this Option on behalf of
Initial   a U.S. Person as defined in Regulation S promulgated under the U.S.
if True Securities Act of 1933 and this exercise is not taking place within the United States.
                                 ---------------


Dated:____________, ____

                                               ------------------------------

                                               ------------------------------
                                     Address

                                  TRANSFER FORM

                   (To be signed only upon transfer of Option)

     For value received, the undersigned hereby sells, assigns, and transfers unto _______________ the right to purchase shares of Common Stock represented by _________________________ Options, and appoints _________________________
attorney to transfer such rights on the books of _________________________, with full power of substitution in the premises.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not transferring this Option to or on
Initial   behalf of a U.S. Person as defined in Regulation S promulgated under if True the U.S. Securities Act of 1933 and this transfer is not taking place within the United States.


Dated:____________, ____

                                            ------------------------------
                                     Holder


                                            ------------------------------
                                     Address

In the presence of:


-------------------------

                                  Exhibit 10.4

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT


                                                            February 10, 1997

     THIS OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT (hereinafter the "Agreement") has been executed by the undersigned in connection with the sale of such number of shares of Common Stock, $0.01 par value per share ("Common Stock") and options ("Options") to purchase Common Stock of Tech Electro Industries, Inc. (the "Seller" or the "Company") (NASDAQ symbol: "TELE"), a corporation organized under the laws of the State of Texas, to the Buyer whose name and address are set forth on the signature page hereof (hereinafter "Buyer"). As used in this Agreement, the term "Unit" means the Common Stock and the Options, and, where the context requires, the Common Stock underlying the Units. Seller and Buyer (hereinafter collectively, the "parties") each hereby represents, warrants and agrees as follows:

     1. AGREEMENT TO SUBSCRIBE; PURCHASE PRICE

          (i) Buyer hereby subscribes for the number of shares of Common Stock and Options at a subscription price of $1.70 U.S. per share of Common Stock, with no additional consideration payable with respect to Options, payable in United States Dollars, shown below its signature on page 7 hereof.

          (ii) Buyer shall pay the purchase price by delivering same day funds in United States Dollars to an agent or as otherwise agreed between the parties, to be delivered to the order of Seller upon delivery of the Common Stock and Options.

          (iii) This Agreement has been executed in connection with an offering by Seller of its Common Stock and Options pursuant to Regulation S (the
     "Offering"). Buyer will be notified of the date of the completion of the Offering (the "Closing Date").

     2. BUYER'S REPRESENTATIONS

     Buyer represents and warrants to Seller as follows:

          (i) Buyer is not a "U.S. person" as defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), was not organized under the laws of any U.S. jurisdiction, and was not formed for the purpose of investing in securities not registered under the Securities Act;

          (ii) At the time the buy order for this transaction was originated, Buyer was outside the United States;

          (iii) No offer to purchase the Units was made in the United States nor were any "directed selling efforts," as defined in Rule 902 of Regulation S, made to it in the United States;

          (iv) Buyer is purchasing the Units for its own account for investment purposes and not with a view towards distribution. Buyer does not have a contract, understanding, or arrangement with any person to sell, transfer, or grant a participation to such person or a third party with respect to the Units;

          (v) All subsequent offers and sales of the Units and the underlying Common Stock will be made outside the United States in compliance with Rule 903 or Rule 904 of Regulation S, pursuant to registration of the Units under the Securities Act, or pursuant to an exemption from such registration. Buyer understands the conditions of the exemption from registration afforded by Section 4(1) of the Securities Act and acknowledges that there can be no assurance that it will be able to rely on such exemption. In any case, Buyer will not resell the Units to or for the account or benefit of U.S. Persons or within the United States until after the end of the forty (40) day period commencing on the date of completion of the Offering (as defined above) (the "Restricted Period"). During the Restricted Period Buyer will not within the United States with regard to Seller's Common Stock engage in any short-selling or other hedging transactions, such as equity swaps or other types of derivative transactions, designed to transfer the burdens of ownership of the Shares back to the United States market.

          (vi) Buyer understands that the Units are being offered and sold to it in reliance on specific provisions of federal and state securities laws and that Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of Buyer set forth herein in order to determine the applicability of such provisions. Accordingly, Buyer agrees to notify Seller of any events which would cause the representations and warranties of Buyer to be untrue or breached at any time after the execution of this Agreement by Buyer and prior to the expiration of the Restricted Period;

          (vii) This Agreement has been duly authorized, validly executed, and delivered on behalf of Buyer and is a valid and binding agreement enforceable in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (viii) Any offering documents received by Buyer include statements to the effect that the Units have not been registered under the Securities Act and may not be offered or sold in the United States or to U.S. persons during the Restricted Period, unless the Units are registered or unless such resale is exempt from or not subject to the registration requirements of the Securities Act;

          (ix) Buyer, in making the decision to purchase the Units subscribed for, has relied upon solely upon the Offering Circular and the Exchange Act documents attached thereto and relating to the Offering prepared by Seller;

          (x) In the event of resale of the Units during the Restricted Period, Buyer shall provide a written confirmation or other written notice to any distributor, dealer, or person receiving a selling concession, fee, or other remuneration in respect of the Units stating that such purchaser is subject to the same restrictions on offers and sales that apply to Buyer, and shall require that any such purchaser shall provide such written confirmation or other notice upon resale during the Restricted Period;

          (xi) Buyer has not taken any action that would cause Seller to be subject to any claim for commission or other fee or remuneration by any broker, finder, or other person and Buyer hereby indemnifies Seller against any such claim caused by the actions of Buyer or any of its employees or agents;

          (xii) Buyer acknowledges that he is familiar with Regulation S and represents and warrants that he will comply with the terms thereof.

     3. SELLER'S REPRESENTATIONS

     Seller represents and warrants to Buyer as follows:

          (i) Seller is a "domestic issuer" and a "reporting issuer", as such terms are defined in Rule 902 of Regulation S. Seller has registered its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is in full compliance with all reporting requirements of Section 13(a) of the Exchange Act for at least the last 12 months, and Seller's Common Stock trades on the Nasdaq Small Cap Market;

          (ii) Seller has furnished Buyer with copies of Seller's most recent annual report on Form 10-K and the most recent quarterly report on Form 10-Q (the "SEC Filings");

          (iii) Since the date of the Company's SEC Filings, except as otherwise stated in the Offering Circular, there has been no material adverse change in the condition, financial or otherwise, or in the earnings, business affairs or business prospects of the Company, whether or not arising in the ordinary course of business.

          (iv) Seller has not offered the Units to any person in the United States, any identifiable group of U.S. citizens abroad, nor to any U.S. Person;

          (v) At the time the buy order was originated, Seller and/or agents reasonably believed Buyer was outside the United States and was not a U.S. Person;

          (vi) Seller and/or its agents believe that the sale of the Units has not been prearranged with a buyer in the United States or for the account or benefit of such a buyer;

          (vii) Seller has not conducted any "directed selling efforts" with respect to the Units nor has Seller conducted any general solicitation (as that term is used in Regulation D under the Securities Act) with respect to the Units;

          (viii) The Units when issued and delivered will be duly and validly authorized and issued, fully-paid and nonassessable and will not subject the holders thereof to personal liability by reason of being such holders. There are no preemptive rights of any shareholder of Seller with respect to the Units;

          (ix) This Agreement has been duly authorized and validly executed and delivered on behalf of Seller and is a valid and binding agreement in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (x) The execution and delivery of this Agreement and the consummation of the issuance of the Units and the transactions contemplated by this Agreement do not and will not conflict with or result in a breach by Seller of any of the terms or provisions of, or constitute a default under, the certificate of incorporation (or charter) or bylaws of the Seller, or any indenture, mortgage, deed of trust or other material agreement or instrument to which Seller is a party or by which it or any of its properties or assets are bound, or any existing applicable decree, judgment order of any court, Federal or State regulatory body, administrative agency or other governmental body having jurisdiction over Seller or any of its properties or assets;

          (xi) Seller is not aware of any authorization, approval or consent of any governmental body which is legally required for the issuance and sale of the Units as contemplated by the Agreement;

          (xii) Seller will issue one or more share certificates representing the Units without restrictive legend in the name of Buyer. Seller further warrants that no instructions other than these instructions, and instructions for a "stop transfer" until the end of the Restricted Period, have been given to the transfer agent and also warrants that the Units and the Common Stock underlying the Units shall otherwise be freely transferable on the books and records of Seller. Seller will notify the transfer agent of the date of completion of the Offering, a date not later than the Closing Date, and of the date of expiration of the Restricted Period, a date not later than forty (40) days from the Closing Date. Nothing in this section shall affect in any way Buyer's obligations and agreement to comply with all applicable securities laws upon resale of the Units and the underlying Common Stock, including the restrictions provided for in section 2(v) hereof;

          (xiii) Seller has taken and will take no action that will affect in any way the running of the Restricted Period or the ability of Buyer to resell the Units and the Common Stock underlying the Units, in accordance with applicable securities laws and this Agreement;

          (xiv) Seller will comply with all applicable securities laws with respect to the sale of the Units, including but not limited to the filing of all reports required to be filed in connection therewith with the Securities and Exchange Commission or any stock exchange or the Nasdaq stock market or any other regulatory authority.

     4. COVENANTS

     The Company hereby agrees that, upon demand of holders of the Units or the underlying Common Stock, as a result of a regulatory development including, but not limited to, an amendment of Regulation S, or any "no-action" or written interpretive guidance from the Securities and Exchange Commission, which call into question the ability of Buyer to resell the Units or the underlying Common Stock without registration, the Company will file, and use its reasonable best efforts to cause to become effective, a registration statement on Form S- 3 (or any other available form) under the Securities Act covering the resale of the Common Stock issuable upon conversion of the Options. Any such registration statement shall remain effective for up to twelve (12) months, or until all of the shares of Common Stock are sold, whichever is earlier. The Company shall provide the Buyer with such number of copies of the prospectus as shall be reasonably requested to facilitate the sale of the Common Stock issuable upon conversion of the Options. The Company shall bear all expenses incurred in connection with any such registration, excluding discounts and commissions and other expenses of the Buyer (including, but not limited to Buyer's counsel's fees).

     5. CLOSING

     Share certificates for the Common Stock and Options shall be delivered to Buyer and the funds therefor shall be delivered to Seller on February 10, 1997 or at such other time as the parties hereto may mutually agree.

     6. CONDITIONS TO CLOSING

          (i) Buyer understands that Seller's obligations to sell the Units is conditioned upon delivery into escrow or otherwise as agreed between Buyer and Seller by Buyer of the aggregate purchase price set forth in Section 1 hereof.

          (ii) Seller understands that Buyer's obligation to purchase the Units is conditioned upon delivery of certificate(s) representing shares of Units without restrictive legend as described herein and provision of an opinion of counsel confirming that Seller is a "domestic issuer" and a "reporting issuer," and that Seller has registered its Common Stock pursuant to
     Section 12(g) of the Exchange Act, as set forth in Section 3(i) above, as well as the matters set out in Section 3(vii), (viii), (ix), (x) and (xi) above.

     7. GOVERNING LAW; INTERPRETATION

     This Agreement shall be governed by an interpreted in accordance with the laws of the State of Texas. Facsimile signatures of this Agreement shall be binding on the parties hereto. All terms used herein that are defined in Regulation S under the Securities Act shall have the meanings set forth therein.

     IN WITNESS WHEREOF, this Agreement was duly executed on the date first written above.

Tech Electro Industries, Inc.


By ______________________________
     Craig D. La Taste, President


Name of Purchaser  (Individual or Institution):

EQUATOR HOLDINGS, INC.


Name of Individual representing Purchaser (if an Institution):

MEE MEE TAN


Title of Individual representing Purchaser (if an Institution):

------------------------------


Signature by:  Individual Purchaser or Individual representing Purchaser

------------------------------
Mee Mee Tan

Address:

Telephone:____________________
Telecopier:___________________

NUMBER OF UNITS               205,000 shares; 180,000 options
AGGREGATE PURCHASE PRICE:  $___________________

                    THIS OPTION AND THE SHARES OF COMMON STOCK UNDERLYING THIS OPTION (collectively, the "Securities") HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (the "Act") AND MAY NOT BE EXERCISED IN THE UNITED STATES OR BY A "U.S. PERSON" (as defined in Section 9 hereof) UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT OR AN EXEMPTION FROM SUCH REGISTRATION UNDER THE ACT IS APPLICABLE OR AS OTHERWISE PROVIDED IN REGULATION S PROMULGATED UNDER SUCH ACT. IN ADDITION, FOR FORTY DAYS AFTER THE CLOSE OF THE SALES BY THE COMPANY OF ANY UNITS OF WHICH THIS OPTION IS A PART (the "Restricted Period"), NO OFFERS OR SALES OR TRANSFERS (INCLUDING INTERESTS THEREIN) MAY BE MADE OF ANY OF THE SECURITIES IN THE UNITED STATES OR TO A U.S. PERSON OR FOR THE ACCOUNT AND BENEFIT OF A U.S. PERSON, EXCEPT AS PERMITTED BY REGULATION S.

                                     OPTION
                           TO PURCHASE COMMON STOCK IN
                          TECH ELECTRO INDUSTRIES, INC.

                             Exercisable Commencing
                                February 10, 1997
                                   Void After
                                 March 10, 1998

Holder:     Equator Holdings, Inc.

Number of Options:     One Hundred Eighty Thousand (180,000)


                                 ---------------


     THIS CERTIFIES THAT Holder is the owner of the number of Options set forth above of Tech Electro Industries, Inc., a Texas corporation (hereinafter called the "Company"). Upon surrender of each Option, the registered holder shall be entitled to purchase for $2.15 one share of Common Stock of the Company ("Common Stock"). Options may be exercised only in multiples of 250,000. This Option is issued in connection with the acquisition of Units consisting of the Company's Common Stock and Options to acquire Common Stock as set forth in that certain Subscription Agreement dated as of January 28, 1997 (the "Agreement").

     For purposes of this Option, the term "Affiliated Person" means Holder or any entity controlled by or under common control with Holder. For purposes hereof, a person shall be deemed to have "control" of an entity if such person is the owner of a majority voting interest in such entity.

     1. Right to Exercise Options. The rights represented by this Option may be exercised at any time commencing on January 28, 1997 (the "Exercise Date"), and terminating at 2:00 p.m., Los Angeles time, thirteen (13) months after the Exercise Date.

     2. Exercise of Options. Subject to the provisions of this Option, the rights represented by this Option may be exercised by (i) surrender of this Option (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to Holder at the address of Holder appearing on the books of the Company); and (ii) payment to the Company of the exercise price for the number of shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any. This Option may be exercised only in multiples of 250,000. This Option shall be deemed to have been exercised immediately prior to the close of business on the date the Option is surrendered and payment is made in accordance with the foregoing provisions of this Section 2, and the person or persons in whose name or names the certificates for shares of Common Stock shall be issuable upon such exercise shall become the holder or holders of record of such Common Stock at that time and date. The certificates for the Common Stock so purchased shall be delivered to Holder within a reasonable time, not exceeding thirty (30) business days, after the rights represented by this Option shall have been so exercised, and, during the Restricted Period (as defined in the legend first appearing on the cover page hereof), shall bear a legend in substantially the following form:

         "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. SAID SHARES MAY NOT BE SOLD OR TRANSFERRED EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND UNLESS (A) THEY HAVE BEEN REGISTERED UNDER SAID ACT, OR (B) THE COMPANY HAS RECEIVED WRITTEN REPRESENTATIONS FROM THE HOLDER AND THE PROPOSED TRANSFEREE, IN FORM AND SUBSTANCE REASONABLY ACCEPTABLE TO THE COMPANY, ESTABLISHING THAT REGISTRATION OF THE SECURITIES EVIDENCED BY THIS CERTIFICATE IS NOT NECESSARY IN CONNECTION WITH SUCH SALE OR TRANSFER, OR (C) THE TRANSFER AGENT (OR THE COMPANY IF THEN ACTING AS ITS TRANSFER AGENT) IS PRESENTED WITH EITHER A WRITTEN OPINION
         SATISFACTORY TO COUNSEL FOR THE COMPANY OR A "NO-ACTION' OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE CIRCUMSTANCES OF SUCH SALE OR TRANSFER."

     Notwithstanding the above, except as otherwise provided in Regulation S adopted under the United States Securities Act of 1933, as amended (the "Act"),

          (a) This Option may not be exercised by a U.S. Person (as defined in Section 9 hereof);

          (b) This Option may not be exercised within the United States and the shares of Common Stock issued upon exercise of this Option may not be delivered upon such exercise within the United States;

          (c) The person exercising this Option must either (i) certify to the Company that he is not a U.S. Person and is not exercising this Option on behalf of a U.S. Person or (ii) deliver an opinion of counsel that this Option and the underlying Common Stock have been registered under the Act or are exempt from registration under the Act.

     3. Assignment. Subject to Section 2 hereof, this Option may be transferred, sold, assigned or hypothecated, only (a) pursuant to a valid and effective registration statement, or (b) if the Company has received written representations from the Holder and the proposed transferee, in form and substance reasonably acceptable to the Company, establishing that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation, or (c) if the Company has received from counsel to the Company (or from counsel to the Holder that is reasonably acceptable to the Company) a written opinion, in a form reasonably acceptable to the Company, to the effect that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation. Any such assignment shall be effected by Holder by (i) executing the form of assignment at the end hereof;
(ii) surrendering the Option for cancellation at the office or agency of the Company referred to in Section 2 hereof, accompanied by the certification or opinion of counsel to the Company referred to above; and (iii) delivery to the Company of a statement by the transferee Holder (in a form acceptable to the Company and its counsel) that such Option is being acquired by such Holder in conformance with the Act and Regulation S, and is being acquired for investment and not with a view to its distribution or resale; whereupon the Company shall issue, in the name or names specified by Holder (including Holder) new Options representing in the aggregate rights to purchase the same number of Shares as are purchasable under the Option surrendered. The term "Holder" shall be deemed to include any person to whom this Option is transferred in accordance with the terms herein.

     4. Common Stock. The Company covenants and agrees that all shares of Common Stock which may be issued upon exercise hereof will, upon issuance, be duly and validly issued, fully paid and non-assessable and no personal liability will attach to the holder thereof. The Company further covenants and agrees that, during the periods within which this Option may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock for issuance upon exercise of this Option and all other Options.

     5. No Stockholder Rights. This Option shall not entitle Holder to any voting rights or other rights as a stockholder of the Company.

     6. Adjustment of Rights. In the event that the outstanding shares of Common Stock of the Company are at any time increased or decreased or changed into or exchanged for a different number or kind of share or other security of the Company or of another corporation through reorganization, merger, consolidation, liquidation, recapitalization, stock split, combination of shares or stock dividends payable with respect to such Common Stock, appropriate adjustments in the number, kind and price of such securities then subject to this Option shall be made effective as of the date of such occurrence so that the position of Holder upon exercise will be the same as it would have been had he owned immediately prior to the occurrence of such events the Common Stock subject to this Option. Such adjustment shall be made successively whenever any event listed above shall occur and the Company will notify Holder of the Option of each such adjustment. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this Option adjusted accordingly.

     7. Notices. Unless applicable law requires a different method of giving notice, any and all notices, demands or other communications required or desired to be given hereunder by any party shall be in writing. Assuming that the contents of a notice meet the requirements of the specific Section of this Option which mandates the giving of that notice, a notice shall be validly given or made to another party if served either personally or if transmitted by telegraph, telecopy or other electronic written transmission device or if sent by overnight courier service, and if addressed to the applicable party as set forth below. If such notice, demand or other communication is served personally, service shall be conclusively deemed made at the time of such personal service. If such notice, demand or other communication is given by overnight courier, or electronic transmission, service shall be con clusively made at the time of confirmation of delivery. The addresses for Holder and the Company are as follows:

                  If to Holder:

                              Equator Holdings, Inc.




                  If to the Company:

                              Tech Electro Industries, Inc.
                              4300 Wiley Post Road
                              Dallas, Texas  75244-2131
                              Attention: Chief Financial Officer


Any party hereto may change its or his address for the purpose of receiving notices, demands and other communications as herein provided, by a written notice given in the aforesaid manner to the other parties hereto.

     8. Governing Law. This Option shall be governed by and construed in accordance with the internal laws of the State of Texas.

     9. Covenants During the Restricted Period.

          a. The Holder of this Option agrees that during the Restricted Period (as defined on the legend first appearing on the cover page hereof), upon any offer, sale or transfer of the Common Stock (or any interest therein), that the Holder, or any successor, or any Professional (as defined in Section 9(c) hereof) (except for sales of any Common Stock registered under the Act or otherwise exempt from such registration), (A) will not sell to a U.S. Person or an account for the benefit of a U.S. Person or any one believed to be a U.S. Person, (B) will not engage in any efforts to sell the Common Stock in the United States, (C) will, at the time the buy order or transfer is originated, believe the buyer or transferee is outside the United States, and (D) will send to a "Professional" acting as agent or principal, a confirmation or other notice stating that the Professional is subject to the same restrictions on transfer to U.S. Persons or for the account of U.S. Persons during the Restrictive Period as provided for herein. The Company will not honor or register, and will not be obligated to honor or register, any transfer or exercise in violation of any of the provisions herein.

          b. For purposes hereof, in general under Regulation S, a "U.S. Person" means any natural person, resident of the United States; any partnership or corporation organized or incorporated under the laws of the United States; any estate of which any executor or administrator is a U.S. Person; any trust of which any trustee is a U.S. Person; any agency or branch of a foreign entity located in the United States; any nondiscretionary account or similar account, other than estate or trust, held by a dealer or other fiduciary for the benefit or account of the U.S. Person; any discretionary account or similar account, other than estate or trust, held by dealer or other fiduciary organized incorporated or, (if an individual) resident of the United States; and any partnership or corporation if organized or incorporated under the laws of any foreign jurisdiction and formed by a U.S. Person principally for the purpose of investing in securities and not registered under the Act unless it is organized and incorporated and owned by "accredited investors," as defined under Rule 501(a) under the Act, who are not natural persons, estates or trust. "U.S. Person" is further defined in Rule 9.02(o) under the Act.

          c. A "Professional" is a "distributor" as defined in Rule 9.02(c) of Regulation S under the Act (generally any underwriter, or other person, who participates, pursuant to a contractual arrangement, in the distribution of the Securities); a dealer as defined in Section 2(12) of the U.S. Securities Exchange Act of 1934, as amended (encompassing those who engage in the business of trading or dealing in securities as agent, broker or principal); or a person receiving a selling concession, fee or other remuneration in respect of the Securities sold.

     IN WITNESS WHEREOF, the Company has caused this Option to be signed by its duly authorized officers, and to be dated as of the date set forth above.

                                                   TECH ELECTRO INDUSTRIES, INC.

                                              By:______________________________
                                                     Name:  Craig D. La Taste
                                                     Title:    President

ACKNOWLEDGED, AGREED AND ACCEPTED BY HOLDER:

EQUATOR HOLDINGS, INC.



By:______________________________
Name:  Mee Mee Tan
Title:_____________________________

                                  PURCHASE FORM

                   (To be signed only upon exercise of Option)



     The undersigned, the holder of the foregoing Option hereby irrevocably elects to exercise the purchase rights represented by such Option to exercise ___________ Options for, and to the purchase thereunder, __________ shares of Common Stock and herewith makes payment of $____________ thereof, and requests that the certificates for shares of Common Stock be issued in the name(s) of, and delivered to _______________ whose address(es) is (are)
_________________________.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not exercising this Option on behalf of
Initial   a U.S. Person as defined in Regulation S promulgated under the U.S.
if True Securities Act of 1933 and this exercise is not taking place within the United States.
                                 ---------------


Dated:____________, ____

                                                ------------------------------

                                                ------------------------------
                                     Address

                                  TRANSFER FORM

                   (To be signed only upon transfer of Option)



     For value received, the undersigned hereby sells, assigns, and transfers unto _______________ the right to purchase shares of Common Stock represented by _________________________ Options, and appoints _________________________
attorney to transfer such rights on the books of _________________________, with full power of substitution in the premises.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not transferring this Option to or on
Initial   behalf of a U.S. Person as defined in Regulation S promulgated under if True the U.S. Securities Act of 1933 and this transfer is not taking place within the United States.


Dated:____________, ____

                                                ------------------------------
                                     Holder

                                                ------------------------------
                                     Address

In the presence of:


-------------------------

                                  Exhibit 10.5

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT

                                                             February 10, 1997

     THIS OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT (hereinafter the "Agreement") has been executed by the undersigned in connection with the sale of such number of shares of Common Stock, $0,01 par value per share ("Common Stock") and options ("Options") to purchase Common Stock of Tech Electro Industries, Inc. (the "Seller" or the "Company") (NASDAQ symbol: "TELE"), a corporation organized under the laws of the State of Texas, to the Buyer whose name and address are set forth on the signature page hereof (hereinafter "Buyer"). As used in this Agreement, the term "Unit" means the Common Stock and the Options, and, where the context requires, the Common Stock underlying the Units. Seller and Buyer (hereinafter collectively, the "parties") each hereby represents, warrants and agrees as follows:

     1. AGREEMENT TO SUBSCRIBE; PURCHASE PRICE

          (i) Buyer hereby subscribes for the number of shares of Common Stock and Options at a subscription price of $1.70 U.S. per share of Common Stock, with no additional consideration payable with respect to Options, payable in United States Dollars, shown below its signature on page 7 hereof.

          (ii) Buyer shall pay the purchase price by delivering same day funds in United States Dollars to an agent or as otherwise agreed between the parties, to be delivered to the order of Seller upon delivery of the Common Stock and Options.

          (iii) This Agreement has been executed in connection with an offering by Seller of its Common Stock and Options pursuant to Regulation S (the
     "Offering"). Buyer will be notified of the date of the completion of the Offering (the "Closing Date").

     2. BUYER'S REPRESENTATIONS

     Buyer represents and warrants to Seller as follows:

          (i) Buyer is not a "U.S. person" as defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), was not organized under the laws of any U.S. jurisdiction, and was not formed for the purpose of investing in securities not registered under the Securities Act;

          (ii) At the time the buy order for this transaction was originated, Buyer was outside the United States;

          (iii) No offer to purchase the Units was made in the United States nor were any "directed selling efforts," as defined in Rule 902 of Regulation S, made to it in the United States;

          (iv) Buyer is purchasing the Units for its own account for investment purposes and not with a view towards distribution. Buyer does not have a contract, understanding, or arrangement with any person to sell, transfer, or grant a participation to such person or a third party with respect to the Units;

          (v) All subsequent offers and sales of the Units and the underlying Common Stock will be made outside the United States in compliance with Rule 903 or Rule 904 of Regulation S, pursuant to registration of the Units under the Securities Act, or pursuant to an exemption from such registration. Buyer understands the conditions of the exemption from registration afforded by Section 4(1) of the Securities Act and acknowledges that there can be no assurance that it will be able to rely on such exemption. In any case, Buyer will not resell the Units to or for the account or benefit of U.S. Persons or within the United States until after the end of the forty (40) day period commencing on the date of completion of the Offering (as defined above) (the "Restricted Period"). During the Restricted Period Buyer will not within the United States with regard to Seller's Common Stock engage in any short-selling or other hedging transactions, such as equity swaps or other types of derivative transactions, designed to transfer the burdens of ownership of the Shares back to the United States market.

          (vi) Buyer understands that the Units are being offered and sold to it in reliance on specific provisions of federal and state securities laws and that Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of Buyer set forth herein in order to determine the applicability of such provisions. Accordingly, Buyer agrees to notify Seller of any events which would cause the representations and warranties of Buyer to be untrue or breached at any time after the execution of this Agreement by Buyer and prior to the expiration of the Restricted Period;

          (vii) This Agreement has been duly authorized, validly executed, and delivered on behalf of Buyer and is a valid and binding agreement enforceable in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (viii) Any offering documents received by Buyer include statements to the effect that the Units have not been registered under the Securities Act and may not be offered or sold in the United States or to U.S. persons during the Restricted Period, unless the Units are registered or unless such resale is exempt from or not subject to the registration requirements of the Securities Act;

          (ix) Buyer, in making the decision to purchase the Units subscribed for, has relied upon solely upon the Offering Circular and the Exchange Act documents attached thereto and relating to the Offering prepared by Seller;

          (x) In the event of resale of the Units during the Restricted Period, Buyer shall provide a written confirmation or other written notice to any distributor, dealer, or person receiving a selling concession, fee, or other remuneration in respect of the Units stating that such purchaser is subject to the same restrictions on offers and sales that apply to Buyer, and shall require that any such purchaser shall provide such written confirmation or other notice upon resale during the Restricted Period;

          (xi) Buyer has not taken any action that would cause Seller to be subject to any claim for commission or other fee or remuneration by any broker, finder, or other person and Buyer hereby indemnifies Seller against any such claim caused by the actions of Buyer or any of its employees or agents;

          (xii) Buyer acknowledges that he is familiar with Regulation S and represents and warrants that he will comply with the terms thereof.

     3. SELLER'S REPRESENTATIONS

     Seller represents and warrants to Buyer as follows:

          (i) Seller is a "domestic issuer" and a "reporting issuer", as such terms are defined in Rule 902 of Regulation S. Seller has registered its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is in full compliance with all reporting requirements of Section 13(a) of the Exchange Act for at least the last 12 months, and Seller's Common Stock trades on the Nasdaq Small Cap Market;

          (ii) Seller has furnished Buyer with copies of Seller's most recent annual report on Form 10-K and the most recent quarterly report on Form 10-Q (the "SEC Filings");

          (iii) Since the date of the Company's SEC Filings, except as otherwise stated in the Offering Circular, there has been no material adverse change in the condition, financial or otherwise, or in the earnings, business affairs or business prospects of the Company, whether or not arising in the ordinary course of business.

          (iv) Seller has not offered the Units to any person in the United States, any identifiable group of U.S. citizens abroad, nor to any U.S. Person;

          (v) At the time the buy order was originated, Seller and/or agents reasonably believed Buyer was outside the United States and was not a U.S. Person;

          (vi) Seller and/or its agents believe that the sale of the Units has not been prearranged with a buyer in the United States or for the account or benefit of such a buyer;

          (vii) Seller has not conducted any "directed selling efforts" with respect to the Units nor has Seller conducted any general solicitation (as that term is used in Regulation D under the Securities Act) with respect to the Units;

          (viii) The Units when issued and delivered will be duly and validly authorized and issued, fully-paid and nonassessable and will not subject the holders thereof to personal liability by reason of being such holders. There are no preemptive rights of any shareholder of Seller with respect to the Units;

          (ix) This Agreement has been duly authorized and validly executed and delivered on behalf of Seller and is a valid and binding agreement in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (x) The execution and delivery of this Agreement and the consummation of the issuance of the Units and the transactions contemplated by this Agreement do not and will not conflict with or result in a breach by Seller of any of the terms or provisions of, or constitute a default under, the certificate of incorporation (or charter) or bylaws of the Seller, or any indenture, mortgage, deed of trust or other material agreement or instrument to which Seller is a party or by which it or any of its properties or assets are bound, or any existing applicable decree, judgment order of any court, Federal or State regulatory body, administrative agency or other governmental body having jurisdiction over Seller or any of its properties or assets;

          (xi) Seller is not aware of any authorization, approval or consent of any governmental body which is legally required for the issuance and sale of the Units as contemplated by the Agreement;

          (xii) Seller will issue one or more share certificates representing the Units without restrictive legend in the name of Buyer. Seller further warrants that no instructions other than these instructions, and instructions for a "stop transfer" until the end of the Restricted Period, have been given to the transfer agent and also warrants that the Units and the Common Stock underlying the Units shall otherwise be freely transferable on the books and records of Seller. Seller will notify the transfer agent of the date of completion of the Offering, a date not later than the Closing Date, and of the date of expiration of the Restricted Period, a date not later than forty (40) days from the Closing Date. Nothing in this section shall affect in any way Buyer's obligations and agreement to comply with all applicable securities laws upon resale of the Units and the underlying Common Stock, including the restrictions provided for in section 2(v) hereof;

          (xiii) Seller has taken and will take no action that will affect in any way the running of the Restricted Period or the ability of Buyer to resell the Units and the Common Stock underlying the Units, in accordance with applicable securities laws and this Agreement;

          (xiv) Seller will comply with all applicable securities laws with respect to the sale of the Units, including but not limited to the filing of all reports required to be filed in connection therewith with the Securities and Exchange Commission or any stock exchange or the Nasdaq stock market or any other regulatory authority.

     4. COVENANTS

     The Company hereby agrees that, upon demand of holders of the Units or the underlying Common Stock, as a result of a regulatory development including, but not limited to, an amendment of Regulation S, or any "no-action" or written interpretive guidance from the Securities and Exchange Commission, which call into question the ability of Buyer to resell the Units or the underlying Common Stock without registration, the Company will file, and use its reasonable best efforts to cause to become effective, a registration statement on Form S- 3 (or any other available form) under the Securities Act covering the resale of the Common Stock issuable upon conversion of the Options. Any such registration statement shall remain effective for up to twelve (12) months, or until all of the shares of Common Stock are sold, whichever is earlier. The Company shall provide the Buyer with such number of copies of the prospectus as shall be reasonably requested to facilitate the sale of the Common Stock issuable upon conversion of the Options. The Company shall bear all expenses incurred in connection with any such registration, excluding discounts and commissions and other expenses of the Buyer (including, but not limited to Buyer's counsel's fees).

     5. CLOSING

     Share certificates for the Common Stock and Options shall be delivered to Buyer and the funds therefor shall be delivered to Seller on February 10, 1997 or at such other time as the parties hereto may mutually agree.

     6. CONDITIONS TO CLOSING

          (i) Buyer understands that Seller's obligations to sell the Units is conditioned upon delivery into escrow or otherwise as agreed between Buyer and Seller by Buyer of the aggregate purchase price set forth in Section 1 hereof.

          (ii) Seller understands that Buyer's obligation to purchase the Units is conditioned upon delivery of certificate(s) representing shares of Units without restrictive legend as described herein and provision of an opinion of counsel confirming that Seller is a "domestic issuer" and a "reporting issuer," and that Seller has registered its Common Stock pursuant to
     Section 12(g) of the Exchange Act, as set forth in Section 3(i) above, as well as the matters set out in Section 3(vii), (viii), (ix), (x) and (xi) above.

     7. GOVERNING LAW; INTERPRETATION

     This Agreement shall be governed by an interpreted in accordance with the laws of the State of Texas. Facsimile signatures of this Agreement shall be binding on the parties hereto. All terms used herein that are defined in Regulation S under the Securities Act shall have the meanings set forth therein.

     IN WITNESS WHEREOF, this Agreement was duly executed on the date first written above.

Tech Electro Industries, Inc.

By ______________________________
     Craig D. La Taste, President


Name of Purchaser  (Individual or Institution):

FLEET SECURITY INVESTMENT LTD.


Name of Individual representing Purchaser (if an Institution):

SADASUKA GOMI


Title of Individual representing Purchaser (if an Institution):

------------------------------


Signature by:  Individual Purchaser or Individual representing Purchaser

------------------------------
Sadasuka Gomi

Address:

Telephone:____________________
Telecopier:___________________

NUMBER OF UNITS               205,000 shares; 180,000 options
AGGREGATE PURCHASE PRICE:  $___________________

                    THIS OPTION AND THE SHARES OF COMMON STOCK UNDERLYING THIS OPTION (collectively, the "Securities") HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (the "Act") AND MAY NOT BE EXERCISED IN THE UNITED STATES OR BY A "U.S. PERSON" (as defined in Section 9 hereof) UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT OR AN EXEMPTION FROM SUCH REGISTRATION UNDER THE ACT IS APPLICABLE OR AS OTHERWISE PROVIDED IN REGULATION S PROMULGATED UNDER SUCH ACT. IN ADDITION, FOR FORTY DAYS AFTER THE CLOSE OF THE SALES BY THE COMPANY OF ANY UNITS OF WHICH THIS OPTION IS A PART (the "Restricted Period"), NO OFFERS OR SALES OR TRANSFERS (INCLUDING INTERESTS THEREIN) MAY BE MADE OF ANY OF THE SECURITIES IN THE UNITED STATES OR TO A U.S. PERSON OR FOR THE ACCOUNT AND BENEFIT OF A U.S. PERSON, EXCEPT AS PERMITTED BY REGULATION S.

                                     OPTION
                           TO PURCHASE COMMON STOCK IN
                          TECH ELECTRO INDUSTRIES, INC.

                             Exercisable Commencing
                                February 10, 1997
                                   Void After
                                 March 10, 1998

Holder:     Fleet Security Investment Ltd.

Number of Options:    One Hundred Eighty Thousand (180,000)


                                 ---------------


     THIS CERTIFIES THAT Holder is the owner of the number of Options set forth above of Tech Electro Industries, Inc., a Texas corporation (hereinafter called the "Company"). Upon surrender of each Option, the registered holder shall be entitled to purchase for $2.15 one share of Common Stock of the Company ("Common Stock"). Options may be exercised only in multiples of 250,000. This Option is issued in connection with the acquisition of Units consisting of the Company's Common Stock and Options to acquire Common Stock as set forth in that certain Subscription Agreement dated as of January 28, 1997 (the "Agreement").

     For purposes of this Option, the term "Affiliated Person" means Holder or any entity controlled by or under common control with Holder. For purposes hereof, a person shall be deemed to have "control" of an entity if such person is the owner of a majority voting interest in such entity.

     1. Right to Exercise Options. The rights represented by this Option may be exercised at any time commencing on January 28, 1997 (the "Exercise Date"), and terminating at 2:00 p.m., Los Angeles time, thirteen (13) months after the Exercise Date.

     2. Exercise of Options. Subject to the provisions of this Option, the rights represented by this Option may be exercised by (i) surrender of this Option (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to Holder at the address of Holder appearing on the books of the Company); and (ii) payment to the Company of the exercise price for the number of shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any. This Option may be exercised only in multiples of 250,000. This Option shall be deemed to have been exercised immediately prior to the close of business on the date the Option is surrendered and payment is made in accordance with the foregoing provisions of this Section 2, and the person or persons in whose name or names the certificates for shares of Common Stock shall be issuable upon such exercise shall become the holder or holders of record of such Common Stock at that time and date. The certificates for the Common Stock so purchased shall be delivered to Holder within a reasonable time, not exceeding thirty (30) business days, after the rights represented by this Option shall have been so exercised, and, during the Restricted Period (as defined in the legend first appearing on the cover page hereof), shall bear a legend in substantially the following form:

         "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. SAID SHARES MAY NOT BE SOLD OR TRANSFERRED EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND UNLESS (A) THEY HAVE BEEN REGISTERED UNDER SAID ACT, OR (B) THE COMPANY HAS RECEIVED WRITTEN REPRESENTATIONS FROM THE HOLDER AND THE PROPOSED TRANSFEREE, IN FORM AND SUBSTANCE REASONABLY ACCEPTABLE TO THE COMPANY, ESTABLISHING THAT REGISTRATION OF THE SECURITIES EVIDENCED BY THIS CERTIFICATE IS NOT NECESSARY IN CONNECTION WITH SUCH SALE OR TRANSFER, OR (C) THE TRANSFER AGENT (OR THE COMPANY IF THEN ACTING AS ITS TRANSFER AGENT) IS PRESENTED WITH EITHER A WRITTEN OPINION
         SATISFACTORY TO COUNSEL FOR THE COMPANY OR A "NO-ACTION' OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE CIRCUMSTANCES OF SUCH SALE OR TRANSFER."

     Notwithstanding the above, except as otherwise provided in Regulation S adopted under the United States Securities Act of 1933, as amended (the "Act"),

          (a) This Option may not be exercised by a U.S. Person (as defined in Section 9 hereof);

          (b) This Option may not be exercised within the United States and the shares of Common Stock issued upon exercise of this Option may not be delivered upon such exercise within the United States;

          (c) The person exercising this Option must either (i) certify to the Company that he is not a U.S. Person and is not exercising this Option on behalf of a U.S. Person or (ii) deliver an opinion of counsel that this Option and the underlying Common Stock have been registered under the Act or are exempt from registration under the Act.

     3. Assignment. Subject to Section 2 hereof, this Option may be transferred, sold, assigned or hypothecated, only (a) pursuant to a valid and effective registration statement, or (b) if the Company has received written representations from the Holder and the proposed transferee, in form and substance reasonably acceptable to the Company, establishing that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation, or (c) if the Company has received from counsel to the Company (or from counsel to the Holder that is reasonably acceptable to the Company) a written opinion, in a form reasonably acceptable to the Company, to the effect that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation. Any such assignment shall be effected by Holder by (i) executing the form of assignment at the end hereof;
(ii) surrendering the Option for cancellation at the office or agency of the Company referred to in Section 2 hereof, accompanied by the certification or opinion of counsel to the Company referred to above; and (iii) delivery to the Company of a statement by the transferee Holder (in a form acceptable to the Company and its counsel) that such Option is being acquired by such Holder in conformance with the Act and Regulation S, and is being acquired for investment and not with a view to its distribution or resale; whereupon the Company shall issue, in the name or names specified by Holder (including Holder) new Options representing in the aggregate rights to purchase the same number of Shares as are purchasable under the Option surrendered. The term "Holder" shall be deemed to include any person to whom this Option is transferred in accordance with the terms herein.

     4. Common Stock. The Company covenants and agrees that all shares of Common Stock which may be issued upon exercise hereof will, upon issuance, be duly and validly issued, fully paid and non-assessable and no personal liability will attach to the holder thereof. The Company further covenants and agrees that, during the periods within which this Option may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock for issuance upon exercise of this Option and all other Options.

     5. No Stockholder Rights. This Option shall not entitle Holder to any voting rights or other rights as a stockholder of the Company.

     6. Adjustment of Rights. In the event that the outstanding shares of Common Stock of the Company are at any time increased or decreased or changed into or exchanged for a different number or kind of share or other security of the Company or of another corporation through reorganization, merger, consolidation, liquidation, recapitalization, stock split, combination of shares or stock dividends payable with respect to such Common Stock, appropriate adjustments in the number, kind and price of such securities then subject to this Option shall be made effective as of the date of such occurrence so that the position of Holder upon exercise will be the same as it would have been had he owned immediately prior to the occurrence of such events the Common Stock subject to this Option. Such adjustment shall be made successively whenever any event listed above shall occur and the Company will notify Holder of the Option of each such adjustment. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this Option adjusted accordingly.

     7. Notices. Unless applicable law requires a different method of giving notice, any and all notices, demands or other communications required or desired to be given hereunder by any party shall be in writing. Assuming that the contents of a notice meet the requirements of the specific Section of this Option which mandates the giving of that notice, a notice shall be validly given or made to another party if served either personally or if transmitted by telegraph, telecopy or other electronic written transmission device or if sent by overnight courier service, and if addressed to the applicable party as set forth below. If such notice, demand or other communication is served personally, service shall be conclusively deemed made at the time of such personal service. If such notice, demand or other communication is given by overnight courier, or electronic transmission, service shall be con clusively made at the time of confirmation of delivery. The addresses for Holder and the Company are as follows:

                  If to Holder:

                              Fleet Security Investment Ltd.




                  If to the Company:

                              Tech Electro Industries, Inc.
                              4300 Wiley Post Road
                              Dallas, Texas  75244-2131
                              Attention: Chief Financial Officer


Any party hereto may change its or his address for the purpose of receiving notices, demands and other communications as herein provided, by a written notice given in the aforesaid manner to the other parties hereto.

     8. Governing Law. This Option shall be governed by and construed in accordance with the internal laws of the State of Texas.

     9. Covenants During the Restricted Period.

          a. The Holder of this Option agrees that during the Restricted Period (as defined on the legend first appearing on the cover page hereof), upon any offer, sale or transfer of the Common Stock (or any interest therein), that the Holder, or any successor, or any Professional (as defined in Section 9(c) hereof) (except for sales of any Common Stock registered under the Act or otherwise exempt from such registration), (A) will not sell to a U.S. Person or an account for the benefit of a U.S. Person or any one believed to be a U.S. Person, (B) will not engage in any efforts to sell the Common Stock in the United States, (C) will, at the time the buy order or transfer is originated, believe the buyer or transferee is outside the United States, and (D) will send to a "Professional" acting as agent or principal, a confirmation or other notice stating that the Professional is subject to the same restrictions on transfer to U.S. Persons or for the account of U.S. Persons during the Restrictive Period as provided for herein. The Company will not honor or register, and will not be obligated to honor or register, any transfer or exercise in violation of any of the provisions herein.

          b. For purposes hereof, in general under Regulation S, a "U.S. Person" means any natural person, resident of the United States; any partnership or corporation organized or incorporated under the laws of the United States; any estate of which any executor or administrator is a U.S. Person; any trust of which any trustee is a U.S. Person; any agency or branch of a foreign entity located in the United States; any nondiscretionary account or similar account, other than estate or trust, held by a dealer or other fiduciary for the benefit or account of the U.S. Person; any discretionary account or similar account, other than estate or trust, held by dealer or other fiduciary organized incorporated or, (if an individual) resident of the United States; and any partnership or corporation if organized or incorporated under the laws of any foreign jurisdiction and formed by a U.S. Person principally for the purpose of investing in securities and not registered under the Act unless it is organized and incorporated and owned by "accredited investors," as defined under Rule 501(a) under the Act, who are not natural persons, estates or trust. "U.S. Person" is further defined in Rule 9.02(o) under the Act.

          c. A "Professional" is a "distributor" as defined in Rule 9.02(c) of Regulation S under the Act (generally any underwriter, or other person, who participates, pursuant to a contractual arrangement, in the distribution of the Securities); a dealer as defined in Section 2(12) of the U.S. Securities Exchange Act of 1934, as amended (encompassing those who engage in the business of trading or dealing in securities as agent, broker or principal); or a person receiving a selling concession, fee or other remuneration in respect of the Securities sold.

     IN WITNESS WHEREOF, the Company has caused this Option to be signed by its duly authorized officers, and to be dated as of the date set forth above.

                                                   TECH ELECTRO INDUSTRIES, INC.

                                              By:______________________________
                                                     Name:  Craig D. La Taste
                                                     Title:  President

ACKNOWLEDGED, AGREED AND ACCEPTED BY HOLDER:

FLEET SECURITY INVESTMENT LTD.



By:______________________________
Name:  Sadasuka Gomi
Title:_____________________________

                                  PURCHASE FORM

                   (To be signed only upon exercise of Option)



     The undersigned, the holder of the foregoing Option hereby irrevocably elects to exercise the purchase rights represented by such Option to exercise ___________ Options for, and to the purchase thereunder, __________ shares of Common Stock and herewith makes payment of $____________ thereof, and requests that the certificates for shares of Common Stock be issued in the name(s) of, and delivered to _______________ whose address(es) is (are)
_________________________.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not exercising this Option on behalf of
Initial   a U.S. Person as defined in Regulation S promulgated under the if True U.S. Securities Act of 1933 and this exercise is not taking place within the United States.
                                 ---------------


Dated:____________, ____

                                                 ------------------------------

                                                 ------------------------------
                                     Address

                                  TRANSFER FORM

                   (To be signed only upon transfer of Option)



     For value received, the undersigned hereby sells, assigns, and transfers unto _______________ the right to purchase shares of Common Stock represented by _________________________ Options, and appoints _________________________
attorney to transfer such rights on the books of _________________________, with full power of substitution in the premises.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not transferring this Option to or on
Initial   behalf of a U.S. Person as defined in Regulation S promulgated if True under the U.S. Securities Act of 1933 and this transfer is not taking place within the United States.


Dated:____________, ____

                                               ------------------------------
                                     Holder

                                               ------------------------------
                                     Address

In the presence of:


-------------------------

                                  Exhibit 10.6

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT

                                                            February 10, 1997

                  THIS OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT (hereinafter the "Agreement") has been executed by the undersigned in connection with the sale of such number of shares of Common Stock, $0.01 par value per share ("Common Stock") and options ("Options") to purchase Common Stock of Tech Electro Industries, Inc. (the "Seller" or the "Company") (NASDAQ symbol:
"TELE"), a corporation organized under the laws of the State of Texas, to the Buyer whose name and address are set forth on the signature page hereof
(hereinafter "Buyer"). As used in this Agreement, the term "Unit" means the Common Stock and the Options, and, where the context requires, the Common Stock underlying the Units. Seller and Buyer (hereinafter collectively, the "parties") each hereby represents, warrants and agrees as follows:

                  1.       AGREEMENT TO SUBSCRIBE; PURCHASE PRICE

          (i) Buyer hereby subscribes for the number of shares of Common Stock and Options at a subscription price of $1.70 U.S. per share of Common Stock, with no additional consideration payable with respect to Options, payable in United States Dollars, shown below its signature on page 7 hereof.

          (ii) Buyer shall pay the purchase price by delivering same day funds in United States Dollars to an agent or as otherwise agreed between the parties, to be delivered to the order of Seller upon delivery of the Common Stock and Options.

          (iii) This Agreement has been executed in connection with an offering by Seller of its Common Stock and Options pursuant to Regulation S (the
     "Offering"). Buyer will be notified of the date of the completion of the Offering (the "Closing Date").

         2.       BUYER'S REPRESENTATIONS

                  Buyer represents and warrants to Seller as follows:

          (i) Buyer is not a "U.S. person" as defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), was not organized under the laws of any U.S. jurisdiction, and was not formed for the purpose of investing in securities not registered under the Securities Act;

          (ii) At the time the buy order for this transaction was originated, Buyer was outside the United States;

          (iii) No offer to purchase the Units was made in the United States nor were any "directed selling efforts," as defined in Rule 902 of Regulation S, made to it in the United States;

          (iv) Buyer is purchasing the Units for its own account for investment purposes and not with a view towards distribution. Buyer does not have a contract, understanding, or arrangement with any person to sell, transfer, or grant a participation to such person or a third party with respect to the Units;

          (v) All subsequent offers and sales of the Units and the underlying Common Stock will be made outside the United States in compliance with Rule 903 or Rule 904 of Regulation S, pursuant to registration of the Units under the Securities Act, or pursuant to an exemption from such registration. Buyer understands the conditions of the exemption from registration afforded by Section 4(1) of the Securities Act and acknowledges that there can be no assurance that it will be able to rely on such exemption. In any case, Buyer will not resell the Units to or for the account or benefit of U.S. Persons or within the United States until after the end of the forty (40) day period commencing on the date of completion of the Offering (as defined above) (the "Restricted Period"). During the Restricted Period Buyer will not within the United States with regard to Seller's Common Stock engage in any short-selling or other hedging transactions, such as equity swaps or other types of derivative transactions, designed to transfer the burdens of ownership of the Shares back to the United States market.

          (vi) Buyer understands that the Units are being offered and sold to it in reliance on specific provisions of federal and state securities laws and that Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of Buyer set forth herein in order to determine the applicability of such provisions. Accordingly, Buyer agrees to notify Seller of any events which would cause the representations and warranties of Buyer to be untrue or breached at any time after the execution of this Agreement by Buyer and prior to the expiration of the Restricted Period;

          (vii) This Agreement has been duly authorized, validly executed, and delivered on behalf of Buyer and is a valid and binding agreement enforceable in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (viii) Any offering documents received by Buyer include statements to the effect that the Units have not been registered under the Securities Act and may not be offered or sold in the United States or to U.S. persons during the Restricted Period, unless the Units are registered or unless such resale is exempt from or not subject to the registration requirements of the Securities Act;

          (ix) Buyer, in making the decision to purchase the Units subscribed for, has relied upon solely upon the Offering Circular and the Exchange Act documents attached thereto and relating to the Offering prepared by Seller;

          (x) In the event of resale of the Units during the Restricted Period, Buyer shall provide a written confirmation or other written notice to any distributor, dealer, or person receiving a selling concession, fee, or other remuneration in respect of the Units stating that such purchaser is subject to the same restrictions on offers and sales that apply to Buyer, and shall require that any such purchaser shall provide such written confirmation or other notice upon resale during the Restricted Period;

          (xi) Buyer has not taken any action that would cause Seller to be subject to any claim for commission or other fee or remuneration by any broker, finder, or other person and Buyer hereby indemnifies Seller against any such claim caused by the actions of Buyer or any of its employees or agents;

          (xii) Buyer acknowledges that he is familiar with Regulation S and represents and warrants that he will comply with the terms thereof.

         3.       SELLER'S REPRESENTATIONS

                  Seller represents and warrants to Buyer as follows:

          (i) Seller is a "domestic issuer" and a "reporting issuer", as such terms are defined in Rule 902 of Regulation S. Seller has registered its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is in full compliance with all reporting requirements of Section 13(a) of the Exchange Act for at least the last 12 months, and Seller's Common Stock trades on the Nasdaq Small Cap Market;

          (ii) Seller has furnished Buyer with copies of Seller's most recent annual report on Form 10-K and the most recent quarterly report on Form 10-Q (the "SEC Filings");

          (iii) Since the date of the Company's SEC Filings, except as otherwise stated in the Offering Circular, there has been no material adverse change in the condition, financial or otherwise, or in the earnings, business affairs or business prospects of the Company, whether or not arising in the ordinary course of business.

          (iv) Seller has not offered the Units to any person in the United States, any identifiable group of U.S. citizens abroad, nor to any U.S. Person;

          (v) At the time the buy order was originated, Seller and/or agents reasonably believed Buyer was outside the United States and was not a U.S. Person;

          (vi) Seller and/or its agents believe that the sale of the Units has not been prearranged with a buyer in the United States or for the account or benefit of such a buyer;

          (vii) Seller has not conducted any "directed selling efforts" with respect to the Units nor has Seller conducted any general solicitation (as that term is used in Regulation D under the Securities Act) with respect to the Units;

          (viii) The Units when issued and delivered will be duly and validly authorized and issued, fully-paid and nonassessable and will not subject the holders thereof to personal liability by reason of being such holders. There are no preemptive rights of any shareholder of Seller with respect to the Units;

          (ix) This Agreement has been duly authorized and validly executed and delivered on behalf of Seller and is a valid and binding agreement in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (x) The execution and delivery of this Agreement and the consummation of the issuance of the Units and the transactions contemplated by this Agreement do not and will not conflict with or result in a breach by Seller of any of the terms or provisions of, or constitute a default under, the certificate of incorporation (or charter) or bylaws of the Seller, or any indenture, mortgage, deed of trust or other material agreement or instrument to which Seller is a party or by which it or any of its properties or assets are bound, or any existing applicable decree, judgment order of any court, Federal or State regulatory body, administrative agency or other governmental body having jurisdiction over Seller or any of its properties or assets;

          (xi) Seller is not aware of any authorization, approval or consent of any governmental body which is legally required for the issuance and sale of the Units as contemplated by the Agreement;

          (xii) Seller will issue one or more share certificates representing the Units without restrictive legend in the name of Buyer. Seller further warrants that no instructions other than these instructions, and instructions for a "stop transfer" until the end of the Restricted Period, have been given to the transfer agent and also warrants that the Units and the Common Stock underlying the Units shall otherwise be freely transferable on the books and records of Seller. Seller will notify the transfer agent of the date of completion of the Offering, a date not later than the Closing Date, and of the date of expiration of the Restricted Period, a date not later than forty (40) days from the Closing Date. Nothing in this section shall affect in any way Buyer's obligations and agreement to comply with all applicable securities laws upon resale of the Units and the underlying Common Stock, including the restrictions provided for in section 2(v) hereof;

          (xiii) Seller has taken and will take no action that will affect in any way the running of the Restricted Period or the ability of Buyer to resell the Units and the Common Stock underlying the Units, in accordance with applicable securities laws and this Agreement;

          (xiv) Seller will comply with all applicable securities laws with respect to the sale of the Units, including but not limited to the filing of all reports required to be filed in connection therewith with the Securities and Exchange Commission or any stock exchange or the Nasdaq stock market or any other regulatory authority.

         4.       COVENANTS

     The Company hereby agrees that, upon demand of holders of the Units or the underlying Common Stock, as a result of a regulatory development including, but not limited to, an amendment of Regulation S, or any "no-action" or written interpretive guidance from the Securities and Exchange Commission, which call into question the ability of Buyer to resell the Units or the underlying Common Stock without registration, the Company will file, and use its reasonable best efforts to cause to become effective, a registration statement on Form S- 3 (or any other available form) under the Securities Act covering the resale of the Common Stock issuable upon conversion of the Options. Any such registration statement shall remain effective for up to twelve (12) months, or until all of the shares of Common Stock are sold, whichever is earlier. The Company shall provide the Buyer with such number of copies of the prospectus as shall be reasonably requested to facilitate the sale of the Common Stock issuable upon conversion of the Options. The Company shall bear all expenses incurred in connection with any such registration, excluding discounts and commissions and other expenses of the Buyer (including, but not limited to Buyer's counsel's fees).

         5.       CLOSING

     Share certificates for the Common Stock and Options shall be delivered to Buyer and the funds therefor shall be delivered to Seller on February 10, 1997 or at such other time as the parties hereto may mutually agree.

         6.       CONDITIONS TO CLOSING

          (i) Buyer understands that Seller's obligations to sell the Units is conditioned upon delivery into escrow or otherwise as agreed between Buyer and Seller by Buyer of the aggregate purchase price set forth in Section 1 hereof.

          (ii) Seller understands that Buyer's obligation to purchase the Units is conditioned upon delivery of certificate(s) representing shares of Units without restrictive legend as described herein and provision of an opinion of counsel confirming that Seller is a "domestic issuer" and a "reporting issuer," and that Seller has registered its Common Stock pursuant to
     Section 12(g) of the Exchange Act, as set forth in Section 3(i) above, as well as the matters set out in Section 3(vii), (viii), (ix), (x) and (xi) above.

         7.       GOVERNING LAW; INTERPRETATION

     This Agreement shall be governed by an interpreted in accordance with the laws of the State of Texas. Facsimile signatures of this Agreement shall be binding on the parties hereto. All terms used herein that are defined in Regulation S under the Securities Act shall have the meanings set forth therein.

     IN WITNESS WHEREOF, this Agreement was duly executed on the date first written above.

Tech Electro Industries, Inc.

By ______________________________
     Craig D. La Taste, President


Name of Purchaser  (Individual or Institution):

ASEAN BROKERS LIMITED


Name of Individual representing Purchaser (if an Institution):

VINCENT TAN


Title of Individual representing Purchaser (if an Institution):

------------------------------


Signature by:  Individual Purchaser or Individual representing Purchaser

------------------------------
Vincent Tan

Address:

Telephone:____________________
Telecopier:___________________

NUMBER OF UNITS               205,000 shares; 180,000 options
AGGREGATE PURCHASE PRICE:  $___________________

                    THIS OPTION AND THE SHARES OF COMMON STOCK UNDERLYING THIS OPTION (collectively, the "Securities") HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (the "Act") AND MAY NOT BE EXERCISED IN THE UNITED STATES OR BY A "U.S. PERSON" (as defined in Section 9 hereof) UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT OR AN EXEMPTION FROM SUCH REGISTRATION UNDER THE ACT IS APPLICABLE OR AS OTHERWISE PROVIDED IN REGULATION S PROMULGATED UNDER SUCH ACT. IN ADDITION, FOR FORTY DAYS AFTER THE CLOSE OF THE SALES BY THE COMPANY OF ANY UNITS OF WHICH THIS OPTION IS A PART (the "Restricted Period"), NO OFFERS OR SALES OR TRANSFERS (INCLUDING INTERESTS THEREIN) MAY BE MADE OF ANY OF THE SECURITIES IN THE UNITED STATES OR TO A U.S. PERSON OR FOR THE ACCOUNT AND BENEFIT OF A U.S. PERSON, EXCEPT AS PERMITTED BY REGULATION S.

                                     OPTION
                           TO PURCHASE COMMON STOCK IN
                          TECH ELECTRO INDUSTRIES, INC.

                             Exercisable Commencing
                                February 10, 1997
                                   Void After
                                 March 10, 1998

Holder:     Asean Brokers Limited

Number of Options:    One Hundred Eighty Thousand (180,000)


                                 ---------------


         THIS CERTIFIES THAT Holder is the owner of the number of Options set forth above of Tech Electro Industries, Inc., a Texas corporation (hereinafter called the "Company"). Upon surrender of each Option, the registered holder shall be entitled to purchase for $2.15 one share of Common Stock of the Company ("Common Stock"). Options may be exercised only in multiples of 250,000. This Option is issued in connection with the acquisition of Units consisting of the Company's Common Stock and Options to acquire Common Stock as set forth in that certain Subscription Agreement dated as of January 28, 1997 (the "Agreement").

         For purposes of this Option, the term "Affiliated Person" means Holder or any entity controlled by or under common control with Holder. For purposes hereof, a person shall be deemed to have "control" of an entity if such person is the owner of a majority voting interest in such entity.

         1. Right to Exercise Options. The rights represented by this Option may be exercised at any time commencing on January 28, 1997 (the "Exercise Date"), and terminating at 2:00 p.m., Los Angeles time, thirteen (13) months after the Exercise Date.

         2. Exercise of Options. Subject to the provisions of this Option, the rights represented by this Option may be exercised by (i) surrender of this Option (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to Holder at the address of Holder appearing on the books of the Company); and (ii) payment to the Company of the exercise price for the number of shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any. This Option may be exercised only in multiples of 250,000. This Option shall be deemed to have been exercised immediately prior to the close of business on the date the Option is surrendered and payment is made in accordance with the foregoing provisions of this Section 2, and the person or persons in whose name or names the certificates for shares of Common Stock shall be issuable upon such exercise shall become the holder or holders of record of such Common Stock at that time and date. The certificates for the Common Stock so purchased shall be delivered to Holder within a reasonable time, not exceeding thirty (30) business days, after the rights represented by this Option shall have been so exercised, and, during the Restricted Period (as defined in the legend first appearing on the cover page hereof), shall bear a legend in substantially the following form:

         "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. SAID SHARES MAY NOT BE SOLD OR TRANSFERRED EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND UNLESS (A) THEY HAVE BEEN REGISTERED UNDER SAID ACT, OR (B) THE COMPANY HAS RECEIVED WRITTEN REPRESENTATIONS FROM THE HOLDER AND THE PROPOSED TRANSFEREE, IN FORM AND SUBSTANCE REASONABLY ACCEPTABLE TO THE COMPANY, ESTABLISHING THAT REGISTRATION OF THE SECURITIES EVIDENCED BY THIS CERTIFICATE IS NOT NECESSARY IN CONNECTION WITH SUCH SALE OR TRANSFER, OR (C) THE TRANSFER AGENT (OR THE COMPANY IF THEN ACTING AS ITS TRANSFER AGENT) IS PRESENTED WITH EITHER A WRITTEN OPINION
         SATISFACTORY TO COUNSEL FOR THE COMPANY OR A "NO-ACTION' OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE CIRCUMSTANCES OF SUCH SALE OR TRANSFER."

         Notwithstanding the above, except as otherwise provided in Regulation S adopted under the United States Securities Act of 1933, as amended (the "Act"),

          (a) This Option may not be exercised by a U.S. Person (as defined in Section 9 hereof);

          (b) This Option may not be exercised within the United States and the shares of Common Stock issued upon exercise of this Option may not be delivered upon such exercise within the United States;

          (c) The person exercising this Option must either (i) certify to the Company that he is not a U.S. Person and is not exercising this Option on behalf of a U.S. Person or (ii) deliver an opinion of counsel that this Option and the underlying Common Stock have been registered under the Act or are exempt from registration under the Act.

         3. Assignment. Subject to Section 2 hereof, this Option may be transferred, sold, assigned or hypothecated, only (a) pursuant to a valid and effective registration statement, or (b) if the Company has received written representations from the Holder and the proposed transferee, in form and substance reasonably acceptable to the Company, establishing that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation, or (c) if the Company has received from counsel to the Company (or from counsel to the Holder that is reasonably acceptable to the Company) a written opinion, in a form reasonably acceptable to the Company, to the effect that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation. Any such assignment shall be effected by Holder by (i) executing the form of assignment at the end hereof;
(ii) surrendering the Option for cancellation at the office or agency of the Company referred to in Section 2 hereof, accompanied by the certification or opinion of counsel to the Company referred to above; and (iii) delivery to the Company of a statement by the transferee Holder (in a form acceptable to the Company and its counsel) that such Option is being acquired by such Holder in conformance with the Act and Regulation S, and is being acquired for investment and not with a view to its distribution or resale; whereupon the Company shall issue, in the name or names specified by Holder (including Holder) new Options representing in the aggregate rights to purchase the same number of Shares as are purchasable under the Option surrendered. The term "Holder" shall be deemed to include any person to whom this Option is transferred in accordance with the terms herein.

         4. Common Stock. The Company covenants and agrees that all shares of Common Stock which may be issued upon exercise hereof will, upon issuance, be duly and validly issued, fully paid and non-assessable and no personal liability will attach to the holder thereof. The Company further covenants and agrees that, during the periods within which this Option may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock for issuance upon exercise of this Option and all other Options.

     5. No Stockholder Rights. This Option shall not entitle Holder to any voting rights or other rights as a stockholder of the Company.

     6. Adjustment of Rights. In the event that the outstanding shares of Common Stock of the Company are at any time increased or decreased or changed into or exchanged for a different number or kind of share or other security of the Company or of another corporation through reorganization, merger, consolidation, liquidation, recapitalization, stock split, combination of shares or stock dividends payable with respect to such Common Stock, appropriate adjustments in the number, kind and price of such securities then subject to this Option shall be made effective as of the date of such occurrence so that the position of Holder upon exercise will be the same as it would have been had he owned immediately prior to the occurrence of such events the Common Stock subject to this Option. Such adjustment shall be made successively whenever any event listed above shall occur and the Company will notify Holder of the Option of each such adjustment. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this Option adjusted accordingly.

         7. Notices. Unless applicable law requires a different method of giving notice, any and all notices, demands or other communications required or desired to be given hereunder by any party shall be in writing. Assuming that the contents of a notice meet the requirements of the specific Section of this Option which mandates the giving of that notice, a notice shall be validly given or made to another party if served either personally or if transmitted by telegraph, telecopy or other electronic written transmission device or if sent by overnight courier service, and if addressed to the applicable party as set forth below. If such notice, demand or other communication is served personally, service shall be conclusively deemed made at the time of such personal service. If such notice, demand or other communication is given by overnight courier, or electronic transmission, service shall be con clusively made at the time of confirmation of delivery. The addresses for Holder and the Company are as follows:

                  If to Holder:

                              Asean Brokers Limited




                  If to the Company:

                              Tech Electro Industries, Inc.
                              4300 Wiley Post Road
                              Dallas, Texas  75244-2131
                              Attention: Chief Financial Officer


Any party hereto may change its or his address for the purpose of receiving notices, demands and other communications as herein provided, by a written notice given in the aforesaid manner to the other parties hereto.

     8. Governing Law. This Option shall be governed by and construed in accordance with the internal laws of the State of Texas.

         9.       Covenants During the Restricted Period.

          a. The Holder of this Option agrees that during the Restricted Period (as defined on the legend first appearing on the cover page hereof), upon any offer, sale or transfer of the Common Stock (or any interest therein), that the Holder, or any successor, or any Professional (as defined in Section 9(c) hereof) (except for sales of any Common Stock registered under the Act or otherwise exempt from such registration), (A) will not sell to a U.S. Person or an account for the benefit of a U.S. Person or any one believed to be a U.S. Person, (B) will not engage in any efforts to sell the Common Stock in the United States, (C) will, at the time the buy order or transfer is originated, believe the buyer or transferee is outside the United States, and (D) will send to a "Professional" acting as agent or principal, a confirmation or other notice stating that the Professional is subject to the same restrictions on transfer to U.S. Persons or for the account of U.S. Persons during the Restrictive Period as provided for herein. The Company will not honor or register, and will not be obligated to honor or register, any transfer or exercise in violation of any of the provisions herein.

          b. For purposes hereof, in general under Regulation S, a "U.S. Person" means any natural person, resident of the United States; any partnership or corporation organized or incorporated under the laws of the United States; any estate of which any executor or administrator is a U.S. Person; any trust of which any trustee is a U.S. Person; any agency or branch of a foreign entity located in the United States; any nondiscretionary account or similar account, other than estate or trust, held by a dealer or other fiduciary for the benefit or account of the U.S. Person; any discretionary account or similar account, other than estate or trust, held by dealer or other fiduciary organized incorporated or, (if an individual) resident of the United States; and any partnership or corporation if organized or incorporated under the laws of any foreign jurisdiction and formed by a U.S. Person principally for the purpose of investing in securities and not registered under the Act unless it is organized and incorporated and owned by "accredited investors," as defined under Rule 501(a) under the Act, who are not natural persons, estates or trust. "U.S. Person" is further defined in Rule 9.02(o) under the Act.

          c. A "Professional" is a "distributor" as defined in Rule 9.02(c) of Regulation S under the Act (generally any underwriter, or other person, who participates, pursuant to a contractual arrangement, in the distribution of the Securities); a dealer as defined in Section 2(12) of the U.S. Securities Exchange Act of 1934, as amended (encompassing those who engage in the business of trading or dealing in securities as agent, broker or principal); or a person receiving a selling concession, fee or other remuneration in respect of the Securities sold.

         IN WITNESS WHEREOF, the Company has caused this Option to be signed by its duly authorized officers, and to be dated as of the date set forth above.

                                                  TECH ELECTRO INDUSTRIES, INC.

                                              By:______________________________
                                                     Name:  Craig D. La Taste
                                                     Title:    President

ACKNOWLEDGED, AGREED AND ACCEPTED BY HOLDER:

ASEAN BROKERS LIMITED



By:______________________________
Name:  Vincent Tan
Title:_____________________________

                                  PURCHASE FORM

                   (To be signed only upon exercise of Option)



     The undersigned, the holder of the foregoing Option hereby irrevocably elects to exercise the purchase rights represented by such Option to exercise ___________ Options for, and to the purchase thereunder, __________ shares of Common Stock and herewith makes payment of $____________ thereof, and requests that the certificates for shares of Common Stock be issued in the name(s) of, and delivered to _______________ whose address(es) is (are)
_________________________.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not exercising this Option on behalf of
Initial   a U.S. Person as defined in Regulation S promulgated under the if True U.S. Securities Act of 1933 and this exercise is not taking place within the United States.
                                 ---------------


Dated:____________, ____

                                                 ------------------------------

                                                 ------------------------------
                                     Address

                                  TRANSFER FORM

                   (To be signed only upon transfer of Option)



                  For value received, the undersigned hereby sells, assigns, and transfers unto _______________ the right to purchase shares of Common Stock represented by _________________________ Options, and appoints _________________________ attorney to transfer such rights on the books of
_________________________, with full power of substitution in the premises.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not transferring this Option to or on
Initial   behalf of a U.S. Person as defined in Regulation S promulgated if True under the U.S. Securities Act of 1933 and this transfer is not taking place within the United States.


Dated:____________, ____

                                               ------------------------------
                                     Holder


                                               ------------------------------
                                     Address

In the presence of:


-------------------------

                                  Exhibit 10.7

                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT


                                                           February 10, 1997

                  THIS OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT (hereinafter the "Agreement") has been executed by the undersigned in connection with the sale of such number of shares of Common Stock, $0.01 par value per share ("Common Stock") and options ("Options") to purchase Common Stock of Tech Electro Industries, Inc. (the "Seller" or the "Company") (NASDAQ symbol:
"TELE"), a corporation organized under the laws of the State of Texas, to the Buyer whose name and address are set forth on the signature page hereof
(hereinafter "Buyer"). As used in this Agreement, the term "Unit" means the Common Stock and the Options, and, where the context requires, the Common Stock underlying the Units. Seller and Buyer (hereinafter collectively, the "parties") each hereby represents, warrants and agrees as follows:

                  1.       AGREEMENT TO SUBSCRIBE; PURCHASE PRICE

          (i) Buyer hereby subscribes for the number of shares of Common Stock and Options at a subscription price of $1.70 U.S. per share of Common Stock, with no additional consideration payable with respect to Options, payable in United States Dollars, shown below its signature on page 7 hereof.

          (ii) Buyer shall pay the purchase price by delivering same day funds in United States Dollars to an agent or as otherwise agreed between the parties, to be delivered to the order of Seller upon delivery of the Common Stock and Options.

          (iii) This Agreement has been executed in connection with an offering by Seller of its Common Stock and Options pursuant to Regulation S (the
     "Offering"). Buyer will be notified of the date of the completion of the Offering (the "Closing Date").

         2.       BUYER'S REPRESENTATIONS

                  Buyer represents and warrants to Seller as follows:

          (i) Buyer is not a "U.S. person" as defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), was not organized under the laws of any U.S. jurisdiction, and was not formed for the purpose of investing in securities not registered under the Securities Act;

          (ii) At the time the buy order for this transaction was originated, Buyer was outside the United States;

          (iii) No offer to purchase the Units was made in the United States nor were any "directed selling efforts," as defined in Rule 902 of Regulation S, made to it in the United States;

          (iv) Buyer is purchasing the Units for its own account for investment purposes and not with a view towards distribution. Buyer does not have a contract, understanding, or arrangement with any person to sell, transfer, or grant a participation to such person or a third party with respect to the Units;

          (v) All subsequent offers and sales of the Units and the underlying Common Stock will be made outside the United States in compliance with Rule 903 or Rule 904 of Regulation S, pursuant to registration of the Units under the Securities Act, or pursuant to an exemption from such registration. Buyer understands the conditions of the exemption from registration afforded by Section 4(1) of the Securities Act and acknowledges that there can be no assurance that it will be able to rely on such exemption. In any case, Buyer will not resell the Units to or for the account or benefit of U.S. Persons or within the United States until after the end of the forty (40) day period commencing on the date of completion of the Offering (as defined above) (the "Restricted Period"). During the Restricted Period Buyer will not within the United States with regard to Seller's Common Stock engage in any short-selling or other hedging transactions, such as equity swaps or other types of derivative transactions, designed to transfer the burdens of ownership of the Shares back to the United States market.

          (vi) Buyer understands that the Units are being offered and sold to it in reliance on specific provisions of federal and state securities laws and that Seller is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgements and understandings of Buyer set forth herein in order to determine the applicability of such provisions. Accordingly, Buyer agrees to notify Seller of any events which would cause the representations and warranties of Buyer to be untrue or breached at any time after the execution of this Agreement by Buyer and prior to the expiration of the Restricted Period;

          (vii) This Agreement has been duly authorized, validly executed, and delivered on behalf of Buyer and is a valid and binding agreement enforceable in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (viii) Any offering documents received by Buyer include statements to the effect that the Units have not been registered under the Securities Act and may not be offered or sold in the United States or to U.S. persons during the Restricted Period, unless the Units are registered or unless such resale is exempt from or not subject to the registration requirements of the Securities Act;

          (ix) Buyer, in making the decision to purchase the Units subscribed for, has relied upon solely upon the Offering Circular and the Exchange Act documents attached thereto and relating to the Offering prepared by Seller;

          (x) In the event of resale of the Units during the Restricted Period, Buyer shall provide a written confirmation or other written notice to any distributor, dealer, or person receiving a selling concession, fee, or other remuneration in respect of the Units stating that such purchaser is subject to the same restrictions on offers and sales that apply to Buyer, and shall require that any such purchaser shall provide such written confirmation or other notice upon resale during the Restricted Period;

          (xi) Buyer has not taken any action that would cause Seller to be subject to any claim for commission or other fee or remuneration by any broker, finder, or other person and Buyer hereby indemnifies Seller against any such claim caused by the actions of Buyer or any of its employees or agents;

          (xii) Buyer acknowledges that he is familiar with Regulation S and represents and warrants that he will comply with the terms thereof.

         3.       SELLER'S REPRESENTATIONS

                  Seller represents and warrants to Buyer as follows:

          (i) Seller is a "domestic issuer" and a "reporting issuer", as such terms are defined in Rule 902 of Regulation S. Seller has registered its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is in full compliance with all reporting requirements of Section 13(a) of the Exchange Act for at least the last 12 months, and Seller's Common Stock trades on the Nasdaq Small Cap Market;

          (ii) Seller has furnished Buyer with copies of Seller's most recent annual report on Form 10-K and the most recent quarterly report on Form 10-Q (the "SEC Filings");

          (iii) Since the date of the Company's SEC Filings, except as otherwise stated in the Offering Circular, there has been no material adverse change in the condition, financial or otherwise, or in the earnings, business affairs or business prospects of the Company, whether or not arising in the ordinary course of business.

          (iv) Seller has not offered the Units to any person in the United States, any identifiable group of U.S. citizens abroad, nor to any U.S. Person;

          (v) At the time the buy order was originated, Seller and/or agents reasonably believed Buyer was outside the United States and was not a U.S. Person;

          (vi) Seller and/or its agents believe that the sale of the Units has not been prearranged with a buyer in the United States or for the account or benefit of such a buyer;

          (vii) Seller has not conducted any "directed selling efforts" with respect to the Units nor has Seller conducted any general solicitation (as that term is used in Regulation D under the Securities Act) with respect to the Units;

          (viii) The Units when issued and delivered will be duly and validly authorized and issued, fully-paid and nonassessable and will not subject the holders thereof to personal liability by reason of being such holders. There are no preemptive rights of any shareholder of Seller with respect to the Units;

          (ix) This Agreement has been duly authorized and validly executed and delivered on behalf of Seller and is a valid and binding agreement in accordance with its terms, subject to general principles of equity and to bankruptcy or other laws affecting the enforcement of creditors' rights generally;

          (x) The execution and delivery of this Agreement and the consummation of the issuance of the Units and the transactions contemplated by this Agreement do not and will not conflict with or result in a breach by Seller of any of the terms or provisions of, or constitute a default under, the certificate of incorporation (or charter) or bylaws of the Seller, or any indenture, mortgage, deed of trust or other material agreement or instrument to which Seller is a party or by which it or any of its properties or assets are bound, or any existing applicable decree, judgment order of any court, Federal or State regulatory body, administrative agency or other governmental body having jurisdiction over Seller or any of its properties or assets;

          (xi) Seller is not aware of any authorization, approval or consent of any governmental body which is legally required for the issuance and sale of the Units as contemplated by the Agreement;

          (xii) Seller will issue one or more share certificates representing the Units without restrictive legend in the name of Buyer. Seller further warrants that no instructions other than these instructions, and instructions for a "stop transfer" until the end of the Restricted Period, have been given to the transfer agent and also warrants that the Units and the Common Stock underlying the Units shall otherwise be freely transferable on the books and records of Seller. Seller will notify the transfer agent of the date of completion of the Offering, a date not later than the Closing Date, and of the date of expiration of the Restricted Period, a date not later than forty (40) days from the Closing Date. Nothing in this section shall affect in any way Buyer's obligations and agreement to comply with all applicable securities laws upon resale of the Units and the underlying Common Stock, including the restrictions provided for in section 2(v) hereof;

          (xiii) Seller has taken and will take no action that will affect in any way the running of the Restricted Period or the ability of Buyer to resell the Units and the Common Stock underlying the Units, in accordance with applicable securities laws and this Agreement;

          (xiv) Seller will comply with all applicable securities laws with respect to the sale of the Units, including but not limited to the filing of all reports required to be filed in connection therewith with the Securities and Exchange Commission or any stock exchange or the Nasdaq stock market or any other regulatory authority.

         4.       COVENANTS

          The Company hereby agrees that, upon demand of holders of the Units or the underlying Common Stock, as a result of a regulatory development including, but not limited to, an amendment of Regulation S, or any "no-action" or written interpretive guidance from the Securities and Exchange Commission, which call into question the ability of Buyer to resell the Units or the underlying Common Stock without registration, the Company will file, and use its reasonable best efforts to cause to become effective, a registration statement on Form S- 3 (or any other available form) under the Securities Act covering the resale of the Common Stock issuable upon conversion of the Options. Any such registration statement shall remain effective for up to twelve (12) months, or until all of the shares of Common Stock are sold, whichever is earlier. The Company shall provide the Buyer with such number of copies of the prospectus as shall be reasonably requested to facilitate the sale of the Common Stock issuable upon conversion of the Options. The Company shall bear all expenses incurred in connection with any such registration, excluding discounts and commissions and other expenses of the Buyer (including, but not limited to Buyer's counsel's fees).

         5.       CLOSING

          Share certificates for the Common Stock and Options shall be delivered to Buyer and the funds therefor shall be delivered to Seller on February 10, 1997 or at such other time as the parties hereto may mutually agree.

         6.       CONDITIONS TO CLOSING

          (i) Buyer understands that Seller's obligations to sell the Units is conditioned upon delivery into escrow or otherwise as agreed between Buyer and Seller by Buyer of the aggregate purchase price set forth in Section 1 hereof.

          (ii) Seller understands that Buyer's obligation to purchase the Units is conditioned upon delivery of certificate(s) representing shares of Units without restrictive legend as described herein and provision of an opinion of counsel confirming that Seller is a "domestic issuer" and a "reporting issuer," and that Seller has registered its Common Stock pursuant to
     Section 12(g) of the Exchange Act, as set forth in Section 3(i) above, as well as the matters set out in Section 3(vii), (viii), (ix), (x) and (xi) above.

         7.       GOVERNING LAW; INTERPRETATION

                  This Agreement shall be governed by an interpreted in accordance with the laws of the State of Texas. Facsimile signatures of this Agreement shall be binding on the parties hereto. All terms used herein that are defined in Regulation S under the Securities Act shall have the meanings set forth therein.

         IN WITNESS WHEREOF, this Agreement was duly executed on the date first written above.

Tech Electro Industries, Inc.

By ______________________________
     Craig D. La Taste, President


Name of Purchaser  (Individual or Institution):

EURASIA SECURITIES LTD.


Name of Individual representing Purchaser (if an Institution):

KIM YEOW TAN


Title of Individual representing Purchaser (if an Institution):

------------------------------

Signature by:  Individual Purchaser or Individual representing Purchaser

------------------------------
Kim Yeow Tan

Address:

Telephone:____________________
Telecopier:___________________

NUMBER OF UNITS               205,000 shares; 180,000 shares
AGGREGATE PURCHASE PRICE:  $___________________

                    THIS OPTION AND THE SHARES OF COMMON STOCK UNDERLYING THIS OPTION (collectively, the "Securities") HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (the "Act") AND MAY NOT BE EXERCISED IN THE UNITED STATES OR BY A "U.S. PERSON" (as defined in Section 9 hereof) UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT OR AN EXEMPTION FROM SUCH REGISTRATION UNDER THE ACT IS APPLICABLE OR AS OTHERWISE PROVIDED IN REGULATION S PROMULGATED UNDER SUCH ACT. IN ADDITION, FOR FORTY DAYS AFTER THE CLOSE OF THE SALES BY THE COMPANY OF ANY UNITS OF WHICH THIS OPTION IS A PART (the "Restricted Period"), NO OFFERS OR SALES OR TRANSFERS (INCLUDING INTERESTS THEREIN) MAY BE MADE OF ANY OF THE SECURITIES IN THE UNITED STATES OR TO A U.S. PERSON OR FOR THE ACCOUNT AND BENEFIT OF A U.S. PERSON, EXCEPT AS PERMITTED BY REGULATION S.

                                     OPTION
                           TO PURCHASE COMMON STOCK IN
                          TECH ELECTRO INDUSTRIES, INC.

                             Exercisable Commencing
                                February 10, 1997
                                   Void After
                                 March 10, 1998

Holder:     Eurasia Securities Ltd.

Number of Options:    One Hundred Eighty Thousand (180,000)


                                 ---------------


         THIS CERTIFIES THAT Holder is the owner of the number of Options set forth above of Tech Electro Industries, Inc., a Texas corporation (hereinafter called the "Company"). Upon surrender of each Option, the registered holder shall be entitled to purchase for $2.15 one share of Common Stock of the Company ("Common Stock"). Options may be exercised only in multiples of 250,000. This Option is issued in connection with the acquisition of Units consisting of the Company's Common Stock and Options to acquire Common Stock as set forth in that certain Subscription Agreement dated as of January 28, 1997 (the "Agreement").

         For purposes of this Option, the term "Affiliated Person" means Holder or any entity controlled by or under common control with Holder. For purposes hereof, a person shall be deemed to have "control" of an entity if such person is the owner of a majority voting interest in such entity.

         1. Right to Exercise Options. The rights represented by this Option may be exercised at any time commencing on January 28, 1997 (the "Exercise Date"), and terminating at 2:00 p.m., Los Angeles time, thirteen (13) months after the Exercise Date.

         2. Exercise of Options. Subject to the provisions of this Option, the rights represented by this Option may be exercised by (i) surrender of this Option (with the purchase form at the end hereof properly executed) at the principal executive office of the Company (or such other office or agency of the Company as it may designate by notice in writing to Holder at the address of Holder appearing on the books of the Company); and (ii) payment to the Company of the exercise price for the number of shares specified in the above-mentioned purchase form together with applicable stock transfer taxes, if any. This Option may be exercised only in multiples of 250,000. This Option shall be deemed to have been exercised immediately prior to the close of business on the date the Option is surrendered and payment is made in accordance with the foregoing provisions of this Section 2, and the person or persons in whose name or names the certificates for shares of Common Stock shall be issuable upon such exercise shall become the holder or holders of record of such Common Stock at that time and date. The certificates for the Common Stock so purchased shall be delivered to Holder within a reasonable time, not exceeding thirty (30) business days, after the rights represented by this Option shall have been so exercised, and, during the Restricted Period (as defined in the legend first appearing on the cover page hereof), shall bear a legend in substantially the following form:

         "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. SAID SHARES MAY NOT BE SOLD OR TRANSFERRED EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND UNLESS (A) THEY HAVE BEEN REGISTERED UNDER SAID ACT, OR (B) THE COMPANY HAS RECEIVED WRITTEN REPRESENTATIONS FROM THE HOLDER AND THE PROPOSED TRANSFEREE, IN FORM AND SUBSTANCE REASONABLY ACCEPTABLE TO THE COMPANY, ESTABLISHING THAT REGISTRATION OF THE SECURITIES EVIDENCED BY THIS CERTIFICATE IS NOT NECESSARY IN CONNECTION WITH SUCH SALE OR TRANSFER, OR (C) THE TRANSFER AGENT (OR THE COMPANY IF THEN ACTING AS ITS TRANSFER AGENT) IS PRESENTED WITH EITHER A WRITTEN OPINION
         SATISFACTORY TO COUNSEL FOR THE COMPANY OR A "NO-ACTION' OR INTERPRETIVE LETTER FROM THE SECURITIES AND EXCHANGE COMMISSION TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE CIRCUMSTANCES OF SUCH SALE OR TRANSFER."

         Notwithstanding the above, except as otherwise provided in Regulation S adopted under the United States Securities Act of 1933, as amended (the "Act"),

          (a) This Option may not be exercised by a U.S. Person (as defined in Section 9 hereof);

          (b) This Option may not be exercised within the United States and the shares of Common Stock issued upon exercise of this Option may not be delivered upon such exercise within the United States;

          (c) The person exercising this Option must either (i) certify to the Company that he is not a U.S. Person and is not exercising this Option on behalf of a U.S. Person or (ii) deliver an opinion of counsel that this Option and the underlying Common Stock have been registered under the Act or are exempt from registration under the Act.

         3. Assignment. Subject to Section 2 hereof, this Option may be transferred, sold, assigned or hypothecated, only (a) pursuant to a valid and effective registration statement, or (b) if the Company has received written representations from the Holder and the proposed transferee, in form and substance reasonably acceptable to the Company, establishing that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation, or (c) if the Company has received from counsel to the Company (or from counsel to the Holder that is reasonably acceptable to the Company) a written opinion, in a form reasonably acceptable to the Company, to the effect that registration of the Option or the Common Stock underlying the Option is not necessary in connection with such transfer, sale, assignment or hypothecation. Any such assignment shall be effected by Holder by (i) executing the form of assignment at the end hereof;
(ii) surrendering the Option for cancellation at the office or agency of the Company referred to in Section 2 hereof, accompanied by the certification or opinion of counsel to the Company referred to above; and (iii) delivery to the Company of a statement by the transferee Holder (in a form acceptable to the Company and its counsel) that such Option is being acquired by such Holder in conformance with the Act and Regulation S, and is being acquired for investment and not with a view to its distribution or resale; whereupon the Company shall issue, in the name or names specified by Holder (including Holder) new Options representing in the aggregate rights to purchase the same number of Shares as are purchasable under the Option surrendered. The term "Holder" shall be deemed to include any person to whom this Option is transferred in accordance with the terms herein.

         4. Common Stock. The Company covenants and agrees that all shares of Common Stock which may be issued upon exercise hereof will, upon issuance, be duly and validly issued, fully paid and non-assessable and no personal liability will attach to the holder thereof. The Company further covenants and agrees that, during the periods within which this Option may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock for issuance upon exercise of this Option and all other Options.

     5. No Stockholder Rights. This Option shall not entitle Holder to any voting rights or other rights as a stockholder of the Company.

     6. Adjustment of Rights. In the event that the outstanding shares of Common Stock of the Company are at any time increased or decreased or changed into or exchanged for a different number or kind of share or other security of the Company or of another corporation through reorganization, merger, consolidation, liquidation, recapitalization, stock split, combination of shares or stock dividends payable with respect to such Common Stock, appropriate adjustments in the number, kind and price of such securities then subject to this Option shall be made effective as of the date of such occurrence so that the position of Holder upon exercise will be the same as it would have been had he owned immediately prior to the occurrence of such events the Common Stock subject to this Option. Such adjustment shall be made successively whenever any event listed above shall occur and the Company will notify Holder of the Option of each such adjustment. Any fraction of a share resulting from any adjustment shall be eliminated and the price per share of the remaining shares subject to this Option adjusted accordingly.

         7. Notices. Unless applicable law requires a different method of giving notice, any and all notices, demands or other communications required or desired to be given hereunder by any party shall be in writing. Assuming that the contents of a notice meet the requirements of the specific Section of this Option which mandates the giving of that notice, a notice shall be validly given or made to another party if served either personally or if transmitted by telegraph, telecopy or other electronic written transmission device or if sent by overnight courier service, and if addressed to the applicable party as set forth below. If such notice, demand or other communication is served personally, service shall be conclusively deemed made at the time of such personal service. If such notice, demand or other communication is given by overnight courier, or electronic transmission, service shall be con clusively made at the time of confirmation of delivery. The addresses for Holder and the Company are as follows:

                  If to Holder:

                              Eurasia Securities Ltd.




                  If to the Company:

                              Tech Electro Industries, Inc.
                              4300 Wiley Post Road
                              Dallas, Texas  75244-2131
                              Attention: Chief Financial Officer


Any party hereto may change its or his address for the purpose of receiving notices, demands and other communications as herein provided, by a written notice given in the aforesaid manner to the other parties hereto.

     8. Governing Law. This Option shall be governed by and construed in accordance with the internal laws of the State of Texas.

         9.       Covenants During the Restricted Period.

          a. The Holder of this Option agrees that during the Restricted Period (as defined on the legend first appearing on the cover page hereof), upon any offer, sale or transfer of the Common Stock (or any interest therein), that the Holder, or any successor, or any Professional (as defined in Section 9(c) hereof) (except for sales of any Common Stock registered under the Act or otherwise exempt from such registration), (A) will not sell to a U.S. Person or an account for the benefit of a U.S. Person or any one believed to be a U.S. Person, (B) will not engage in any efforts to sell the Common Stock in the United States, (C) will, at the time the buy order or transfer is originated, believe the buyer or transferee is outside the United States, and (D) will send to a "Professional" acting as agent or principal, a confirmation or other notice stating that the Professional is subject to the same restrictions on transfer to U.S. Persons or for the account of U.S. Persons during the Restrictive Period as provided for herein. The Company will not honor or register, and will not be obligated to honor or register, any transfer or exercise in violation of any of the provisions herein.

          b. For purposes hereof, in general under Regulation S, a "U.S. Person" means any natural person, resident of the United States; any partnership or corporation organized or incorporated under the laws of the United States; any estate of which any executor or administrator is a U.S. Person; any trust of which any trustee is a U.S. Person; any agency or branch of a foreign entity located in the United States; any nondiscretionary account or similar account, other than estate or trust, held by a dealer or other fiduciary for the benefit or account of the U.S. Person; any discretionary account or similar account, other than estate or trust, held by dealer or other fiduciary organized incorporated or, (if an individual) resident of the United States; and any partnership or corporation if organized or incorporated under the laws of any foreign jurisdiction and formed by a U.S. Person principally for the purpose of investing in securities and not registered under the Act unless it is organized and incorporated and owned by "accredited investors," as defined under Rule 501(a) under the Act, who are not natural persons, estates or trust. "U.S. Person" is further defined in Rule 9.02(o) under the Act.

          c. A "Professional" is a "distributor" as defined in Rule 9.02(c) of Regulation S under the Act (generally any underwriter, or other person, who participates, pursuant to a contractual arrangement, in the distribution of the Securities); a dealer as defined in Section 2(12) of the U.S. Securities Exchange Act of 1934, as amended (encompassing those who engage in the business of trading or dealing in securities as agent, broker or principal); or a person receiving a selling concession, fee or other remuneration in respect of the Securities sold.

         IN WITNESS WHEREOF, the Company has caused this Option to be signed by its duly authorized officers, and to be dated as of the date set forth above.

                                                  TECH ELECTRO INDUSTRIES, INC.

                                              By:______________________________
                                                     Name:  Craig D. La Taste
                                                     Title:  President

ACKNOWLEDGED, AGREED AND ACCEPTED BY HOLDER:

EURASIA SECURITIES LTD.



By:____________________________
Name:  Kim Yeow Tan
Title:___________________________

                                  PURCHASE FORM

                   (To be signed only upon exercise of Option)



                  The undersigned, the holder of the foregoing Option hereby irrevocably elects to exercise the purchase rights represented by such Option to exercise ___________ Options for, and to the purchase thereunder, __________ shares of Common Stock and herewith makes payment of $____________ thereof, and requests that the certificates for shares of Common Stock be issued in the name(s)  of,  and  delivered  to  _______________  whose  address(es)  is  (are)
_________________________.



_______  The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please   he is not a U.S. Person and is not exercising this Option on behalf of
Initial  a U.S. Person as defined in Regulation S promulgated under the if True U.S. Securities Act of 1933 and this exercise is not taking place within the United States.
                                 ---------------


Dated:____________, ____

                                                 ------------------------------

                                                 ------------------------------
                                     Address

                                  TRANSFER FORM

                   (To be signed only upon transfer of Option)



                  For value received, the undersigned hereby sells, assigns, and transfers unto _______________ the right to purchase shares of Common Stock represented by _________________________ Options, and appoints _________________________ attorney to transfer such rights on the books of
_________________________, with full power of substitution in the premises.



_______   The undersigned hereby certifies to Tech Electro Industries, Inc. that
Please    he is not a U.S. Person and is not transferring this Option to or on
Initial   behalf of a U.S. Person as defined in Regulation S promulgated if True under the U.S. Securities Act of 1933 and this transfer is not taking place within the United States.


Dated:____________, ____

                                                ------------------------------
                                     Holder


                                                ------------------------------
                                     Address

In the presence of:


-------------------------

                              EMPLOYMENT AGREEMENT

     WHEREAS, on February 1, 1996 CRAIG D. LA TASTE ("Employee") a resident of Dallas, Texas entered into an employment agreement with Tech Electro Industries, Inc. ("TEI") a Texas Corporation with its principal offices at 4300 Wiley Post Road, Dallas, Texas; and

     WHEREAS, said employment agreement by its terms will expire on January 31, 1999; and

     WHEREAS, it is in the best interest of the Computer Components Corporation, a Texas Corporation with its principal office at 4300 Wiley Post Road, Dallas, Texas, 75244 ("Company") and the Employee to provide for longer continuity of management by Employee of the Company, a wholly owned subsidiary of TEI, through December 31, 2001.

NOW THEREFORE IT IS AGREED AS FOLLOWS:

In consideration of the employment, or continued employment, of Craig D. La Taste (hereinafter referred to as "Employee") by Computer Components Corporation, (hereinafter referred to as "Company") and the attendant benefits to the parties as a result thereof, Company and Employee agree as follows:

1. Definitions. For purposes of this Agreement, the following definitions shall apply:

     A.   "Inventions" shall mean:

          (i) All inventions, improvements modifications, and enhancements, whether or not patentable, made by Employee during Employee's employment by the Company, and

          (ii) All inventions, improvements modifications and enhancements made by employee, during a period of one year after any suspension or termination of Employee's employment by the Company, which relate, directly or indirectly, to the past, present or future business of the Company.

     B. "Work Product" shall mean all documentation, software, creative works, know-how and information created, in whole or in part, by Employee during Employee's employment by the Company, whether or not copyrightable or otherwise protectable, excluding Inventions.

     C. "Trade Secrets" shall mean all documentation, software, know-how and information relating to the past, present or future business of the Company or any plans therefor, or relating to the past, present or future business of a third party or plans therefor that are disclosed to the Company, which the Company does not disclose to third parties without restrictions on use or further disclosure.

2. Employment. The Company hereby employees Employee and Employee hereby accepts employment with the Company and agrees to serve the Company in the capacities hereinafter set forth, for the term and compensation, and upon and subject to the terms and conditions, as hereinafter set forth.

3. Capacities. Employee shall serve in the capacities and shall have such responsibilities and duties as are set forth in Exhibit A attached hereto and incorporated herein by reference; provided, however, that Employee shall perform and discharge such other or further duties as may be assigned to Employee from time to time by the Company.

     3.1 Full time Nature. Employee agrees that during and throughout the term of this Agreement, Employee will be a full-time employee of the Company (approximately thirty-five (35) hours per week) and devote such time and energies as are reasonably necessary or may reasonably be required to execute, discharge and preform the duties and responsibilities incumbent upon Employee as specifically delineated herein or by reason of the nature of employment of Employee. The Company, in its sole discretion, shall provide Employee an office, staff, facilities and services that are suitable to the position and appropriate for the performance of the Employee's duties. The performance of duties and services by Employee for TEI shall not be deemed a violation of the requirement of Employee to render full time services to the Company.

4. Amount. As consideration for the services of Employee rendered or to be rendered to the Company in the capacities hereinabove set forth, or in such other or future capacities as may be assigned to Employee by the Company, Employee shall be compensated by the Company as provided in Exhibit A attached hereto and incorporated herein for all purposes. The Company shall reimburse Employee for all reasonable accountable expenses incurred in the performance of Employee's business, e.g. travel, entertainment, etc. for the Company. Employee will be reimbursed upon submission of an itemized account of such expenditures with receipts where practicable.

     4.1 Payment. The Company and Employee agree that the compensation provided herein shall be payable in accordance with the Company's customary payroll policies.

     4.2 Other Compensation. Employee shall receive such other remuneration and benefits as are in accordance with the customary policies of the Company, subject to the reasonable approval of TEI.

5. Term. The term of this Agreement shall commence as of January 1, 1997 (hereinafter referred to as the "Commencement Date"), and shall continue for a period of five (5) years thereafter unless sooner terminated by the following events: (i) Employee's death; or (ii) The Company or Employee shall terminate this Agreement as hereinafter provided.

     5.1 Act of Breach. An "Act of Breach", as that term is used herein, shall be deemed to mean and consist of any one (1) or more of the following:

          (i)  Employee's  dishonesty;

          (ii) Employee's breach of any fiduciary obligations inhering in and resulting from the employment relationship established by this Agreement;

          (iii)Any material breach by Employee of a covenant contained in this Agreement.

     5.2 Termination for Cause, Illness or Incapacity. The Company may at any time after the Commencement Date, by giving to Employee thirty (30) days' prior written notice, terminate this Agreement upon the Company's making a good faith determination (i) that Employee has committed an Act of Breach or, (ii) after the passage of forty-five
          (45) days of continuous absence from employment by Employee after the passage of the 30 day period of paid sick leave, that Employee has become so physically and/or mentally impaired or incapacitated as to preclude or impair Employee's ability to act in capacities and discharge the duties and obligations set forth herein.

     5.2.1Termination Without Cause. The Company may terminate this Agreement without cause by giving the Employee thirty day's (30) prior written notice. In the event the Company shall terminate the employment of Employee during the term of this Agreement or any extinsion thereof for any reason whatsoever except for an Act of Breach described in
          Section 5.1 or illness or incapacity described in Section 5.2 above, the Company shall pay the Employee (i) the amount remaining unpaid for the full term of his contract plus (ii) as liquidated damages, twice more such remaining unpaid amount.

     5.2.2Effect of Attempted Suspension. Any suspension by the Company of the employment of Employee without cause under Section 5.2 hereof shall be deemed to constitute a termination and all provisions of Section 5.2.1 shall immediately become effective.

     5.3 Effect of Delay. Any failure or delay by the Company to exercise the Company's right to terminate Employee's employment under this Agreement with respect to any one (1) or more of the matters referred to in Section 5.2 hereof, shall not be deemed to be a waiver by the Company of the Company's right of termination of this Agreement in respect of that Act of Breach or incapacity (provided it shall be continuing) or of any subsequent Act of Breach or incapacity.

     5.4 Employee's Right to Terminate. Employee may, upon substantial breach of this Agreement by the Company, terminate this Agreement by giving thirty (30) days' prior written notice to the Company to correct said breach and to bring itself into compliance hereunder. The failure of the Company to bring itself into full compliance with its obligations hereunder within said thirty (30) day period shall be deemed a termination without cause pursuant to Section 5.2.1 above and all of the provisions thereof relating to liquidated damages shall be deemed applicable in such event

     5.5  Employee's obligations concerning inventions and work product.

          (i) Employee shall promptly disclose to the Company all Inventions and keep accurate records relating to the conception and reduction to practice of all Inventions. Such records shall be the sole and exclusive property of the Company, and the Employee shall surrender possession of such records to the Company upon any suspension or termination of the Employee's employment with the Company.

          (ii) Employee hereby assigns to the Company, without additional consideration to the Employee, the entire right, title and interest in and to the Inventions and Work Product and in and to all proprietary rights therein or based thereon. The employee agrees that the Work Product shall be deemed to be a "work made for hire". The Employee shall execute all such assignments, oaths, declarations and other documents as may be prepared by the Company to effect the foregoing.

          (iii)Employee shall provide the Company with all information, documentation, and assistance the Company may request to perfect, enforce, or defend the proprietary rights in or based on the Inventions, Work Product or Trade Secrets. The Company, in
               its sole discretion, shall determine the extent of the proprietary rights, if any, to be protected in or based on the Inventions and Work Product. All such information, documentation, and assistance shall be provided at no additional expense to the Company, except for out-of-pocket expenses which the Employee incurred at the Company's request. If the Company, in its sole discretion, decides not to develop or patent an Invention, it shall for an appropriate consideration assign such Invention to Employee upon Employee's written request made during the term of this Agreement.


6.   Employee obligations concerning trade secrets.

     (i) During the term of his employment with the Company and thereafter for 10 years Employee shall treat Trade Secrets on a confidential basis and not disclose them to others without the prior written permission of the Company, or use Trade Secrets for any purpose, other than for the performance of services for the Company.

     (ii) Employee acknowledges that Trade Secrets are the sole and exclusive property of the Company. The Employee shall surrender possession of all Trade Secrets to the Company upon any suspension or termination of Employee's employment with the Company. If after the suspension or termination of Employee's employment Employee becomes aware of any Trade Secrets in his possession, Employee shall immediately surrender possession thereof to the Company.

7.   Competitive  activities.

     (A) During the term of Employee's employment with the Company, Employee shall not:

          (i) Perform any services, directly or indirectly, for any person or entity competing, directly or indirectly with the Company.

          (ii) Own, directly or indirectly, an interest in any entity competing, directly or indirectly, with the Company, (this Section shall not be deemed violated if the Employee owns or controls, directly or indirectly less than one percent (1%) of any security traded on either the New York Stock Exchange or NASDAQ);

          (iii) Compete, directly or indirectly, with any products or services marketed or offered by the Company; and

          (iv) Engage in any activities which would be deemed to be a conflict of interest.

     (B) During the period of one year after any suspension or termination of Employee's employment by the Company, Employee shall not contact, directly or indirectly, any customer or supplier of the Company with whom Employee had contact during the last 12 months of Employee's employment hereunder.

8. Proprietary information of others. The Company understands that the Employee may possess proprietary information of third parties and that the Employee may have on going obligations to third parties with respect thereto. The Company expressly requires that Employee shall honor such ongoing obligations to such third parties and that the Employee shall not use, for the benefit of the Company, or disclose to the Company any such proprietary information.

9. Employee's performance of agreement. Except for such restrictions as may be expressly set forth in any exhibit annexed hereto and made a part hereof, Employee warrants and represents that he has the ability to enter into this Agreement and perform all obligations hereunder, and that there are no restrictions or obligations to third parties which would in any way detract from or affect the Employee's performance hereunder.

10. Governing law. This Agreement shall be governed by and interpreted in accordance with the laws of the State of Texas.

11. Unenforceability. If any provision of this Agreement is deemed to be invalid and/or unenforceable by a final decision of a court of competent jurisdiction, it shall not effect the remainder of the Agreement which shall survive and remain in full force and effect.

12. Survival of certain provisions. Any termination or expiration of this Agreement or suspension of termination of Employee's employment by the Company notwithstanding, the provisions of this Agreement which are intended to continue and survive shall so continue and survive, including, but not limited to, the provisions of Paragraphs 5.2.1, 5.2.2, 5.4, 5.5, 6, 7B, 9, 12, 13, 14, 15 and the Signing Bonus provision of Exhibit A hereof. This Agreement and all rights hereunder shall inure to the benefit of the Company, and Employee and their respective successors, assigns and heirs.

13. Cumulative remedies. All rights and remedies of the Company shall include the right to obtain specific performance against the Employee for the enforcement of Paragraph 5.5, 6, and 7 of this Agreement.

14. Arbitration. Any controversy, dispute or claim between the Employee and the Company arising out of or relating to this Agreement, or its interpretation, application, implementation, breach or enforcement which the parties are unable to resolve by mutual agreement, shall be settled by submission by either party to the controversy, claim or dispute to binding arbitration in Dallas County, Texas (unless the parties agree in writing to a different location) before arbitrators in accordance with the rules of the American Arbitration Association then in effect. In any such arbitration proceeding the parties agree to provide all discovery deemed necessary by the arbitrators. The decision and award made by the arbitrators shall be final, binding and conclusive on all parties hereto for all purposes, and judgement may be entered thereon in any court having jurisdiction thereof.

15. Death Benefit. In the event Employee dies during the term of employment, the Company shall pay to the Employee's estate the salary and any other monies that would otherwise be payable to the end of the month in which the Employee died.

16. Notice. Any notice required to be given shall be either (1) personally delivered or (2) sent by U.S. Postal Service, postage pre-paid Certified Mail, Return Receipt Requested to the Company at the place of employment and to the Employee at the last residence address given to and on file with Company.

     The undersigned has read and understood the foregoing and agrees to be bound thereby.


Date: December 5, 1996
                                                               Craig D. La Taste


The foregoing was executed by the Employee in the presence of and accepted on behalf of the Company.

Date: December 5, 1996                         Computer Components Corporation
     -----------------------

                                              By:

                                           Title

                      GUARANTEE OF PERFORMANCE AND PAYMENT

     Tech Electro Industries, Inc. does hereby guarantee the performances and payment of all obligations hereunder required to be carried out by Computer Components Corporation, its wholly owned subsidiary with the same force and effect as if it originally had entered into this Agreement as contracting party.

              Date: December 5, 1996 Tech Electro Industries, Inc.

                                       By:

                                    Exhibit A

Exhibit A to Craig D. La Taste Employment Agreement with Computer Components Corporation

Salary -          First year -      $75,000 annually       (Calendar year 1997)*
                  Second year -     $80,000 annually       (Calendar year 1998)*
                  Third year -      $100,000 annually      (Calendar year 1999)
                  Forth year -      $120,000 annually      (Calendar year 2000)
                  Fifth year -      $120,000 annually      (Calendar year 2001)

Sick Leave - Thirty days paid sick leave per annum
Vacation - Six weeks per year paid vacation.
Company  vehicle - Five  years old or newer.
Offices - Chairman of the Board, President and Chief Executive Officer Duties - As provided in Company's Bylaws for these offices listed above.

Signing Bonus: Employee shall receive from the Company as and for a signing bonus for extinsion of his employment into the years 1999, 2000, and 2001 the sum of Fifty Thousand ($50,000) Dollars to be paid during the first quarter of calendar 1997.


     *Craig D. La Taste on February 1, 1996 entered into an employment agreement with Tech Electro Industries, Inc, ("TEI") the parent corporation of Computer Components Corporation ("Company") to pay his salary for calendar years 1997 and 1998. Company assumes TEI's obligation under such agreement.

RIDER TO EMPLOYMENT AGREEMENT BETWEEN CRAIG D. LA TASTE ("EMPLOYEE") AND COMPUTER COMPONENTS CORPORATION ("COMPANY") DATED DECEMBER 5, 1996 ("EMPLOYMENT AGREEMENT") AND TECH ELECTRO INDUSTRIES, INC ("TEI") THE OWNER OF 100% OF THE ISSUED AND OUTSTANDING SHARES OF THE COMPANY.

In consideration of Employee entering into the EMPLOYMENT AGREEMENT, the parties hereto further agree and covenant as follows:

1. Throughout the term of the EMPLOYMENT AGREEMENT, EMPLOYEE shall serve as Chairman of the Board and Chief Executive Officer of COMPANY.
2. EMPLOYEE shall have the right to select a majority of the Board of Directors of COMPANY and TEI agrees to support the election of nominees of Employee to the Board of Directors of COMPANY.
3. In the event TEI determines to sell or dispose of all or part of its holdings of COMPANY then and in that event EMPLOYEE shall have the right of first refusal to purchase the same. TEI shall give EMPLOYEE thirty days written notice of its intention to dispose of any or all of its holdings of COMPANY capital stock and the terms and conditions of such proposed disposition. EMPLOYEE shall then have twenty (20) days to accept or reject the offer. If accepted a closing shall take place ten (10) days after such acceptance at the Dallas, Texas office of TEI at which time the consideration will be paid and the securities delivered. In the event of any modification of the original offer to purchase, the same shall be conveyed to EMPLOYEE and treated as if it were the original offer to purchase and the provisions of this paragraph relating to time shall begin anew.


Date: December 5, 1996



EMPLOYEE: Craig D. La Taste
                                               Computer Components Corporation

                                           By:
                                                       David L. Arnold
                                                       Vice-President

                                               Tech Electro Industries, Inc.


                                           By:
                                                      David L. Arnold
                                                       Vice-President