Form 10QSB
period 1997-03-31
TECH ELECTRO INDUSTRIES INC/TX
filed 1997-05-20
CIK 886912

SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 0-27210

                  Tech Electro Industries, Inc.
          (Name of Small Business Issuer in its Charter)


     Texas                                             75-2408297
State or other jursidiction                               I.R.S. Employer
incorporation or organization                          Identification No.

4300 Wiley Post Rd. Dallas, Texas                      75244-2131
Address of principal executive office                           Zip code


Issuer's telephone number: (972)239-7151

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90)
days.   Yes   X      No

As of March 31, 1997, 2,422,275 shares of Common Stock were outstanding.

This document is prepared and filed under the requirements of regulation S-B of the Securities and Exchange Commission, effective July 31, 1992.


                              Index

Item                                                   Page

Part I - Financial Statments

     Item 1 - Financial Statements (unaudited)

             Consolidated Balance Sheet at
             March 31, 1997 and 1996.                    3

             Consolidated Statement of Income
             for the Periods Ended March 31,
             1997 and 1996.                              5

             Consolidated Statements of Cash
             Flows for the Periods Ended
             March 31, 1997 and 1996.                    6

             Notes to Consolidated Financial
             Statements.                                 7

     Item 2 - Management's Discussions and
             Analysis of Finanical Condition
             and Results of Operations.                  9

Part II - Other Information

     Item 1 - Legal Proceedings.                         11

     Item 2 - Change in Securities.

     Item 3 - Defaults Upon Senior Securities.

     Item 4 - Submission of Matters to a Vote of Securities Holders.

     Item 5 - Other Information.

     Item 6 - Exhibits and Reports o Form 8-K.

Signatures                                               12

                        Part I - Financial Information

Item 1 - Financial Statement
               TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1997 and DECEMBER 31, 1996

                                  ASSETS

                                                    Unaudited
                                                       1997        1996
                                                       ----        ----
CURRENT ASSETS
  Cash and cash equivalents                           283,972     261,973
  Marketable securities                             1,145,250     937,500
  Certificates of deposit                             600,000     214,336
  Accounts and note receivable
    Trade, net of allowance for doubtful
      accounts of $4,500 in 1997 and 1996             604,199     357,674
    Note receivable                                    15,000      15,000
    Other                                              12,331      22,209
    Federal income tax receivable                       8,382        -0-
  Inventory                                         1,438,196   1,493,132
  Prepaid expenses and other                          300,424      80,943
                                                    ---------   ---------
    Total current assets                            4,407,754   3,382,767
                                                    ---------   ---------

PROPERTY AND EQUIPMENT
  Machinery and equipment                             333,286     316,732
  Furniture and fixtures                              148,934     147,359
  Vehicles                                             21,943      21,943
                                                     --------    --------
                                                      504,163     486,034
  Less accumulated depreciation                      (301,238)   (293,882)
                                                     ---------   ---------
    Net property and equipment                        202,925     192,152
                                                     ---------   ---------

OTHER ASSETS
  Note receivable                                     104,644     113,538
  Other                                                 2,360       2,428
                                                      -------     -------
    Total other assets                                107,004     115,966
                                                    ---------   ---------
TOTAL ASSETS                                        4,717,683   3,690,885
                                                    =========   =========

                  TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 and DECEMBER 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     Unaudited
                                                       1997        1996
                                                       ----        ----
CURRENT  LIABILITIES
  Notes payable
    Banks                                               1,000     347,772
    Affiliates                                           -0-      245,000
  Accounts payable                                    254,466     267,125
  Other accrued liabilities                            52,552      21,466
  Dividends payable                                    10,950      13,459
                                                    ---------    --------
    Total current  liabilities                        318,968     894,822
                                                    ---------    --------
MINORITY INTEREST IN SUBSIDIARY                        62,465      76,933

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
  Preferred stock -  $1.00 par value; 1,000,000
    shares authorized; 65,000 Class B issued and
    outstanding in 1997 and 1996, liquidation
    preference of $341,250; 300,000 Class A
    issued and outstanding in 1997 and 1996,
    liquidation preference of $1,575,000              365,000     365,000
  Common stock - $ .01 par value; 10,000,000
    shares authorized, 2,408,275 and 1,308,275
    shares issued and outstanding during 1997
    and 1996 respectively                              24,083      13,083
  Additional paid in capital                        4,209,202   2,350,202
  Retained earnings                                  (187,788)     66,049
  Net unrealized loss, marketable securities          (74,247)    (75,204)
                                                    ---------   ---------
    Total stockholders' equity                      4,336,250   2,719,130
                                                    ---------   ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            4,717,683   3,690,885
                                                    =========   =========

See notes to Consolidated Financial Statements

                   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                     1997        1996
                                                     ----        ----
SALES                                               1,086,654     867,944

COST OF GOODS SOLD                                    799,476     617,396
                                                    ---------   ---------
GROSS PROFIT                                          287,178     250,548

GENERAL AND ADMINISTRATIVE                            522,798     248,639
                                                    ---------   ---------
INCOME (LOSS) FROM OPERATIONS                        (235,620)      1,909

OTHER INCOME (EXPENSE)
  Interest income                                      16,136      18,354
  Interest expense                                    (15,970)    (13,293)
                                                    ----------   ---------
                                                     (235,454)      6,970

MINORITY SHARE OF SUBSIDIARY LOSS                      14,468        -0-
                                                    ----------   ---------
INCOME BEFORE INCOME TAXES                           (220,986)      6,970

INCOME TAX EXPENSE (BENEFIT):
  Current                                                -0-        1,046
  Deffered                                               -0-         -0-
                                                     ----------   --------
                                                         -0-        1,046

NET INCOME (LOSS)                                    (220,986)      6,970
                                                     ==========   ========
Net income (loss) attributable
  to common shareholders                             (253,837)     15,976
                                                     =========    ========
Net income (loss) per share
  attributable to common shareholders                   (0.13)     (0.01)
                                                     =========    ========
Number of weighted-average shares
  of common stock outstanding                       1,907,164   1,158,275
                                                    =========   ==========

See notes to Consolidated Financial Statement










                                 Unaudited

                TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                       1997        1996
                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         (220,986)      5,924
  Adjustments to reconcile net income to cash
    Depreciation and amortization                       7,424       5,591
    Provision for obsolete inventory                   15,000        -0-
    Minority interest share of subsidiary loss        (14,468)       -0-
    Changes in operating assets and liabilities
      (Increase) decrease in -
        Accounts receivable - trade                  (246,525)    (76,590)
        Accounts receivable - other                     1,496      (6,040)
        Advance to employee                              -0-     (102,000)
        Inventory                                      39,936      86,534
        Prepaid expenses                             (219,481)   (242,462)
        Deferred public offering costs                   -0-       78,772
      Increase (decrease) in -
        Accounts payable                              (12,659)   (117,612)
        Other accrued liabilities                      28,217      10,657
        Federal income tax payable                       -0-        1,046
                                                     ---------   ---------
Net cash used in operating activities                (622,046)   (356,180)
                                                     ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                 (18,129)    (43,900)
  Purchase of certificate of deposit                 (600,000)     (2,574)
  Advances on note receivable                            -0-      (29,537)
  Repayments on note receivable                         8,894       5,000
  Net sale of marketable securities                     7,543        -0-
                                                     ---------    --------
Net cash used in investing activities                (601,692)    (71,011)
                                                     ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on bank line of credit                (346,772)    (20,001)
  Payments on stockholder loans                      (245,000)       -0-
  Proceeds from sale of stock and warrants          1,870,000   2,103,891
  Dividends paid                                      (32,491)     (9,000)
                                                    ----------  ----------
Net cash provided by financing activities           1,245,737   2,074,890

INCREASE (DECREASE) IN CASH                            21,999   1,647,699

Cash and cash equivalents at beginning of period      261,973     139,782
                                                    ---------   ---------
Cash and cash equivalents at end of period            283,972   1,787,481
                                                    =========   =========
SUPPLEMENTAL DISCLOSURES OF INTEREST
  AND INCOME TAXES PAID

    Interest paid on borrowings                        16,537      13,376
                                                    =========   =========
    Income taxes paid (refunded)                         -0-         -0-
                                                    =========   =========

See notes to Consolidated Finanancial Statement

                                     Unaudited
                                         6

            TECH ELECTRO INDUSTRIES, INC. and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accord-ance with generally accepted accounting principles for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE B - ORGANIZATION

Tech Electro Industries, Inc. (TEI) was formed on January 10, 1992 as a Texas organization. On January 31, 1992, TEI acquired 100% of the outstanding common stock of Computer Components Corporation (CCC). In February, 1996, TEI filed a Form SB-2 Registration Statement and completed a public offering the net pro-ceeds of which amounted to $2,043,891 including warrants.

On June 1, 1996, pursuant to a Stock Exchange Agreement, TEI acquired 100% of the outstanding shares of Vary Brite Technologies, Inc. (VBT) by issuing 50,000 shares of its common stock. The business combination was accounted for using the pooling method. The historical consolidated statements of operations prior to the date of the combination have not been adjusted to include the operations of VBT as these operations are immaterial to the consolidated operations of the Company. Accordingly, the accompanying consolidated statements of operations include the operations of VBT from June 1, 1996 forward. The assets and liabilities acquired were also immaterial to the consolidated balance sheets of the Company.

On October 29, 1996, TEI incorporated Universal Battery Corporation (UBC) as a 67% owned subsidiary.

Effective February 10, 1997, pursuant to Regulations as promulgated by the Securities and Exchange Commission, TEI sold 1,100,000 shares of its common stock and options to acquire 1,000,000 shares of common stock for $1,870,000, a combined price of $1.70 net to the Company. The options have an exercise price of $2.15 per share and expire thirteen months from the date of issuance.

NOTE C - DIVIDENDS

Dividends are accrued monthly on 300,000 shares of Class A Preferred Stock and 65,000 shares of Class B Preferred Stock at $.030625 per share. Dividends paid during the quarters ended March 31, 1997 and 1996 were $30,000 and $9,000, re-spectively, and dividends payable at March 31, 197 were $10,950.

            TECH ELECTRO INDUSTRIES, INC. and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - NOTES RECEIVABLE

Notes receivable consisted of the following at March 31, 1997:

     Note receivable from a minority shareholder,
     interest at 6%, unpaid interest accrues
     monthly and adds to principal, $30,000 due
     at maturity in August 1999 and $74,644 due
     in February, 2000, secured by 1,250 shares
     of TEI common stock and all future TEI
     dividends on common stock, if any, are to
     be applied to principal and interest by
     the Company on the debtor's behalf                       104,644

     Note receivable, jointly and severally,
     from two minority shareholders with interest
     at 6%, payable at maturity in April, 1997                 15,000
                                                              -------
                                                              119,644
     Less current maturities                                   15,000
                                                              -------
     Long-term portion                                        104,644

NOTE E - BANK DEBT

Bank debt as of March 31, 1997 consist of the following:

     $200,000 term note to Nations Bank
     Texas, NA, due March 31, 1997, with
     interest monthly at 7.5%, secured by
     a $200,000 certificate of deposit,
     paid in full March, 1997                                 -0-

     $750,000 line of credit with Texas Central
     Bank payable on demand with interest at
     prime plus one half percent, maturing
     June 30, 1997, and secured by accounts
     receivable, inventory and automotive
     equipment                                               1,000

     $139,991 term note to Bank One, Texas with
     $6,666 principal plus interest at base rate
     plus 1% due monthly, fully paid in July, 1996             -0-
                                                              -----
                                                              1,000
     Less current maturities                                  1,000
                                                              -----
     Long-term portion                                         -0-


Item 2. Management's Discussion and Anaylsis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included else-where in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expecations and intentions. The cautionary state-ments made in this Form 10-QSB should be read as being applicable to all re-lated forward-looking statements wherever they appear in this Form 10-QSB.
The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's
Annual Report on Form 10-KSB for the year ended December 31, 1996.

In February 1997, the Company completed a placement of 1,100,000 shares of its common stock and options to acquire an additional 1,000,000 shares of common stock for an aggregate consideration of $1,870,000. Also in February 1997, the Company restructed its subsidiary operations by transfering owenership of Very Brite Technologies, Inc. ("VBT"), a recently acquired subsidiary, and Universal Battery Corporation ("UBC"), a recently formed subsidiary, to Computer Components Corporation ("CCC"), the Company's primary operating subsidiary.

Currently, the Company's operations are conducted exclusively through its subsidiaries, CCC, VBT and UBC.

Three-months Ended March 31, 1997 Compared to Three-months Ended
March 31, 1996.

Results of Operations

The Company's results for operations for the first three months of 1997, com-pared to the first three months of 1996, or impacted by the operations of VBT and UBC, which were acquired and formed, respectively, after the second quarter of 1996, and for which there are no comparable results in the first quarter of 1996. During the first three months of 1997, VBT generated a sales backlog of approximately $420,000, which sales are expected to be shipped during 1997.
UBC recorded sales of $53,000 during the first three months of 1997, most of which sales are shipped within two weeks of orders.

Revenues. For the three month ending March 31, 1997, the Company had sales of $1,086,654, an incrase of 25.2% from sales of $867,944 for the period ending March 31, 1996. The increase in sales was attributable primarily to an in-crease in sales of distribution products by CCC from $101,403 in the first three months of 1996 to $148,092 in the first three months of 1997, an increase of 46.04% and an increase in the sale of battery assemblies from $218,726 in the first three months of 1996 to $301,997 in the first three months of 1997, an increase of 38.1%, and an increase in sales of import products of 1.9%, from $532,508 in the first three months of 1996 to $542,440 in the first three months of 1997.

The Company's sales were also impacted by sales from VBT, which contributed sales of $14,143 in the first three months of 1997, and UBC, which con-tributed sales of $94,125 in the first quarter of 1997.

The Company recognized a loss from operations of $235,620 for the three month period ending March 31, 1997, compared to a gain of $1,909 during the prior year. The Company's loss was primarily due to an increase in general and administrative expenses to $522,798 in the first quarter of 1997 from $248,639 in the first quarter of 1996, an increase of 110.3%. The increase in general and administrative expenses, in turn, resulted primarily from an increase in wages at CCC of 126%, from $108,675 in the first quarter of 1996 to $246,229 in the first quarter of 1997. A substantial portion of this increase, in turn, was due to a signing bonus paid to the President of CCC.

Cost of Goods Sold. The Company's cost of goods sold, consisting primarily of inventory, rose to $799,476 during the first three months of 1997, compared to $617,396 during the first three months of 1996, an increase of 29.49%.

General and Administrative Expenses. The Company's general and administrative expenses, consisting primarily of wages, benefits and related expenses, rose to $522,798 in the first three months of 1997, compared to $248,639 in the first three months of 1996, an increase of an increase of 110.26%. This increase is attributed to costs associated with the developers operation of VBT and UBC, as well as increased wages and bonuses paid in the first three months of 1997. Excluding these expenses, general and administrative expenses rose approximate-ly 10.16%. While management believes these costs are non-recurring, there can be no assurance that the Company will not incur similar costs in future periods.

Purchase Order Backlog. The Company's puchase order backlog increased from approximately $1,000,000 at March 31, 1996, to approximately $1,568,000 at March 31, 1997, an increase of approximately 56.8%. The Company uses its pur-chase order backlog to gauge future sales potential.

Interest Expense. The Company incurred $15,970 in interest expense in the three months of 1997, compared to $13,293 during the first three months of 1996, an increase of 20.14%. The Company repaid substantially all outstand-ing indebtedness in March 1997.

Liquidity

In February, 1997 the Company completed an offshore placement of its common stock and warrants for which it obtained aggregate consideration of approxi-mately $1,870,000. Following the payment of outstanding loans, at March 31, 1997, the Company had approximately $2,029,222 in cash and cash equivalents, marketable securities and certificate of deposits. The Company expects to use the bulk of these funds to fund expansion of existing operations by CCC, UBC and VBT, primarily to purchase additional inventory and expand those entities' product lines.

On May 15, 1997, the Company announced that it had approved the placement of an additional 1,000,000 shares of its common stock and options to acquire an additional 1,000,000 shares of common stock. The proceeds of this placement, after payment of offering expenses, are expected to be used for acquisitions and diversifications. There can be no assurance, however, that the Company will identify acceptable acquisition candidates or consummate and such trans-action.

Management of the Company believe that its existing funds, together with other liquid assets available to the Company, are adequate to provide funds for the foreseeable future.


PART II-OTHER INFORMATION.

Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          None.

     (b) Reports on Form 8-K

On February 20, 1997, the Registrant filed a Report on Form 8-K reporting the purchase by foreign investors of 1,100,000 shares of the Registrant's common stock and options to purchase an additional 1,000,000 shares of common stock. In connection with this acquisition, the Registrant reported a potential change in control of Registrant, as well as the issuance of unregistered securities.

                            Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tech Electro Industries, Inc.



Date:  May 20, 1997                    /s/ William Kim Wah Tan
       _______________                 ________________________________
                                       William Kim Wah Tan
                                       Chairman of the Board, President
                                       and Chief Executive Officer


Date:  May 20, 1997                    /s/ Julie Sansom-Reese
       _______________                 _________________________________
                                       Julie Sansom-Reese
                                       Chief Financial Officer and
                                       Principal Accounting Officer