Form 10QSB
period 1997-06-30
TECH ELECTRO INDUSTRIES INC/TX
filed 1997-08-19
CIK 886912

Washington, D.C. 20549

                                   FORM 10-QSB

[X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 0-27210

                          Tech Electro Industries, Inc.
                 (Name of Small Business Issuer in its Charter)

          Texas                                                      75-2408297
-------------------------                                            ----------
State or other jurisdiction of                                  I.R.S. Employer
incorporation or organization                                 Identification No.

4300 Wiley Post Rd., Dallas, Texas                                   75244-2131
-----------------------------------                                 -----------
Address of principal executive office                                  Zip Code

Issuer's telephone number:  (972) 239-7151

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes X No

As of June 30, 1997, 2,446,875 shares of Common Stock were outstanding.

         THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                      Index
Item                                                                        Page
----                                                                        ----
Part I - Financial Statements


         Item 1 - Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheet at
                    June 30, 1997 and 1996.....................................3

                    Condensed Consolidated Statement of Income for
                    the Periods Ended June 30, 1997 and
                    and 1996...................................................5

                    Condensed Consolidated Statements of Cash Flows
                    for the Periods Ended June 30, 1997 and
                    1996.......................................................6

                    Notes to Condensed Consolidated Financial
                    Statements.................................................7

         Item 2  -  Management's Discussions and
                       Analysis of Financial Condition and
                       Results of Operations...................................9

Part II - Other Information

         Item 1 - Legal Proceedings...........................................12

         Item 2.  Changes in Securities.......................................12

         Item 3.  Defaults Upon Senior Securities.............................12

         Item 4.  Submission of Matters to a
                    Vote of Securities Holders................................12

         Item 5.  Other Information...........................................13

         Item 6.  Exhibits and Reports on Form 8-K............................13

Signatures....................................................................14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Tech Electro Industries, Inc and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (unaudited)
            For the Periods Ended June 30, 1997 and December 31, 1996


                                     ASSETS

                                                              June 30, 1997             December 31, 1996
                                                              -------------             -----------------


CURRENT ASSETS
         Cash                                                 $    256,315             $   261,973
         Certificates of Deposit                                   697,249                 464,336
         Marketable Securities                                     698,625                 687,500
         Accounts receivable - customer                            865,110                 357,674
         Accounts receivable - other                               316,934                  22,209
         Inventory, at lower of Cost or Market                   1,693,685               1,493,132
         Prepaid expenses                                          221,476                  80,943
                                                              ---------------      ---------------
TOTAL CURRENT ASSETS                                          $  4,749,395              $3,375,767

NON-CURRENT ASSETS
         Notes receivable                                     $    110,616            $     15,000

NET PROPERTY & EQUIPMENT                                      $    252,629            $    192,152

OTHER ASSETS
         Notes Receivable                                     $          0            $    113,538
         Investment in Bonds                                         2,000                       0
         Organization costs                                            360                       0
         Other                                                           0                   2,428
                                                              ---------------      ---------------
TOTAL OTHER ASSETS                                            $      2,360            $    225,966
                                                              ---------------      ---------------
TOTAL ASSETS                                                    $5,114,999            $  3,690,885
                                                              ===============      ===============

            See Notes to Condensed Consolidated Financial Statements

                  Tech Electro Industries, Inc and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (unaudited)
            For the Periods Ended June 30, 1997 and December 31, 1996


                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                              June 30, 1997      December 31, 1996
                                                              -------------      -----------------
Current liabilities
         Accounts payable trade                               $    368,031            $    267,125
         Accounts payable - other                                      273
         Accrued liabilities                                       105,769                  21,466
         Notes Payable Banks                                         1,000                 347,772
         Notes payable - Affiliates                                      0                 245,000
         Notes payable - others                                    277,322                       0
         Dividends payable                                          46,669                  13,459
                                                              ---------------      ---------------
Total Current Liabilities                                     $    799,064            $    894,822

TOTAL LIABILITIES                                             $    799,064            $    894,822
                                                              ============            ============


MINORITY INTEREST IN SUBSIDIARY                               $     60,707            $     76,933



STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value;
             1,000,000 shares  authorized;
             65,000 Class B issued  and  outstanding,
             liquidation  perference of $341,250;
             280,700 Class A issued and outstanding,
             liquidation  preference of $1,473,675            $   345,700             $   365,000

         Common   Stock, $.01 par value; 10,000,000 shares authorized, 2,446,875 shares issued and  outstanding  on June 30, 1997 and 1,308,275 shares issued and
                  outstanding on December 31, 1996                 24,447                  13,083
         Additional paid in capital                             4,234,906               2,350,202
         Unrealized Gains (Losses)                                 55,400                 (75,204)
         Retained Earnings (Deficit)                             (405,225)                 66,049
                                                             ---------------      ---------------
TOTAL STOCKHOLDERS' EQUITY                                     $4,255,228              $2,719,130
                                                             ---------------      ---------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $5,114,999              $3,690,885
                                                             ===============      ===============

            See Notes to Condensed Consolidated Financial Statements

                  Tech Electro Industries, Inc and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                  For the Periods Ended June 30, 1997 and 1996

                                                       Three Months Ended            Year to Date
                                                            June 30                     June 30
                                                     --------------------            ------------
                                                      1997          1996          1997         1996
                                                      ----          ----          ----         ----

Sales                                           $ 1,483,230    $   976,448    $ 2,569,794    $ 1,844,392
Cost of goods sold                                1,087,247        699,508      1,886,187      1,316,906
                                                -----------    -----------    -----------    -----------
Gross profit                                        395,983        276,940        683,607        527,486
General & administrative                            611,151        301,958      1,134,640        550,599

                                                -----------    -----------    -----------    -----------

Income (loss) from operations                   $  (215,168)   $   (25,018)   $  (451,033)   $   (23,113)

Other Income (Expense)
         Interest income                        $    35,521    $    22,568    $    51,658    $    40,920
         Interest Expense                            (1,513)       (13,388)       (16,362)       (26,679)

                                                -----------    -----------    ----------     -----------
Income (loss) before minority                   $  (181,160)   $   (15,838)   $  (415,737)   $    (8,872)

Minority share of subsidiary loss               $     1,758    $         0    $    16,226    $         0

Income tax expense (benefit)
         Current                                $         0    $    (1,046)   $         0    $         0
         Deferred                                         0         (1,979)             0         (1,979)
                                                -----------    -----------    -----------    -----------

Total income tax expense (benefit)              $         0    $    (3,025)   $         0    $    (1,979)
                                                -----------    -----------    -----------    -----------

Net income (loss)                               $  (179,402)   $   (12,813)   $  (399,511)   $    (6,893)
                                                ===========    ===========    ===========    ===========

Income (loss) attributable to
         common stockholders                   $   (212,252)   $   (45,663)   $  (432,361)   $   (61,643)
                                               ============    ===========    ===========    ===========
Earnings (loss) per share                      $      (0.09)   $     (0.04)   $     (0.23)   $     (0.05)
                                               ============    ===========    ===========    ===========

Number of weighted average shares
of common shares outstanding                      2,427,575      1,141,275      1,864,425      1,232,860
                                               ============    ===========    ===========    ===========


            See Notes to Condensed Consolidated Financial Statements

                  Tech Electro Industries, Inc And Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
              For the 6 Month Period Ending June 30, 1997 and 1996

                                                                                   1997             1996
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

         Net Income (Loss)                                                    $(399,512)         $(6,893)
         Adjustments to reconcile net income (loss) to
                  Cash provided (used) by operations
                           Depreciation                                          16,499           14,683
                           Provision for obsolete inventory                      15,000            8,400
                           Minority interest share of subsidiary                (16,226)               0
                           Deferred taxes                                             0           (1,979)
                  Changes in operating assets and liabilities
                           (Increase) decrease in -
                                    Accounts Receivable - Trade                (507,437)         (70,747)
                                    Other Receivable                            (69,725)          (6,494)
                                    Advance to Employee                               0          (93,000)
                                    Inventory                                  (215,553)        (197,431)
                                    Prepaid Expenses                           (140,533)        (176,539)
                           Increase (decrease) in -
                                    Accounts payable                            101,180         (125,923)
                                    Accrued liabilities                          84,303           24,497
                                                                              ---------        ---------

NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                                               $(1,132,004)       $(631,426)

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property and equipment                                   $(76,908)        $(51,048)
         Additions to certificates of deposit                                  (697,249)          (5,181)
         Advances on Note Receivable                                                  0          (31,482)
         Repayment on Note Receivable                                            17,922            5,000
         Net sale of marketable securities                                      584,690         (920,200)
                                                                            -----------       ----------
NET CASH USED BY INVESTING ACTIVITIES                                         $(171,545)     $(1,002,911)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from Short-Term Debt                                          $53,383          $50,703
         Payments on Short-Term Debt                                           (347,772)         (60,000)
         Payments on Related Party Borrowing                                   (245,000)               0
         Proceeds from Sale of Preferred, Common, Warrants                    1,870,707        2,103,891
         Dividends (paid) accrued                                               (32,491)         (43,800)
                                                                            -----------      -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             $1,298,827       $2,050,794
                                                                            -----------      -----------
NET INCREASE (DECREASE) IN CASH                                                 $(4,722)        $416,457

CASH AT BEGINNING OF PERIOD                                                    $261,098         $141,433
                                                                            -----------      -----------
CASH AT END OF PERIOD                                                          $256,376         $557,890
                                                                         ==============      ===========


            See Notes to Condensed Consolidated Financial Statements

                  Tech Electro Industries, Inc and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note B - Organization

Tech Electro Industries, Inc. (TEI) was formed on January 10, 1992 as a Texas organization. On January 31, 1992, TEI acquired 100% of the outstanding common stock of Computer Components Corporation (CCC). In February, 1996, TEI filed a Form SB-2 Registration Statement and completed a public offering the net proceeds of which amounted to $2,043,891 including warrants.

On June 1, 1996, pursuant to a Stock Exchange Agreement, TEI acquired 100% of the outstanding shares of Vary Brite Technologies, Inc. (VBT) by issuing 50,000 shares of its common stock. The business combination was accounted for using the pooling method. The historical consolidated statements of operations prior to the date of the combination have not been adjusted to include the operations of VBT as these operations are immaterial to the consolidated operations of the Company. Accordingly, the accompanying consolidated statements of operations include, the operations of VBT from June 1, 1996 forward. The assets and liabilities acquired were also immaterial to the consolidated balance sheets of the Company.

On October 29, 1996, TEI incorporated Universal Battery Corporation (UBC) as a 67% owned subsidiary.

Effective February 10, 1997, pursuant to Regulations S as promulgated by the Securities and Exchange Commission, TEI sold 1,100,000 shares of its common stock and options to acquire 1,000,000 shares of common stock for $1,870,000, a combined price of $1.70 net to the Company. The amounts raised were charged to the additional paid-in capital of the Company. The options have an exercise price of $2.15 per share and expire thirteen months from the date of issuance.

Note C - Dividends

Dividends are accrued monthly on 300,000 shares of Class A Preferred Stock and 65,000 shares of Class B Preferred Stock at $.030625 per share. No dividends were paid during the quarter ended June 30, 1997, $32,850 in dividends were accrued. Dividends paid in June 1996 were $10,950. Dividends payable at June 30, 1997 were $46,669.

Note D - Notes Receivable

Notes Receivable consisted of the following at June 30, 1997:


                  Note  receivable from a minority  shareholder,  interest at 6%
                  unpaid interest accrues monthly and adds to principal, $30,000 due at maturity  in August  1999 and $74,644 due in  February,
                  2000,  secured  by 1,250  shares of TEI  common  stock and all future  TEI  dividends  on  common  stock,  if any,  are to be applied  to  principal  and  interest  by the  Company  on the
                  debtor's behalf                                                   110,616

                  Note receivable, jointly and severally, from two minority
                  shareholders with interest at 6%, paid in full April, 1997                                                   -0-
                                                                                     -------
                  Total notes receivable                                             110,616

                  Less current maturities                                                 -0-
                                                                                     -------
                  Long-term portion                                                  110,616

Note E - Bank Debt

Bank debt as of June 30, 1997 consists of the following:

                  $750,000  line of credit with Texas  Central  Bank  payable on demand with interest at prime plus one half percent,  maturing
                  June 30, 1997, and secured by accounts
                  receivable,  inventory
                  and automotive equipment                                             1,000

                  $139,991  term note to Bank One, Texas with $6,666  principal plus interest at base rate
                  plus 1% due monthly,  fully paid in
                  July, 1996                                                              -0-
                                                                                     -------
                                                                                       1,000
                  Less current maturities                                              1,000
                                                                                     -------
                  Long term portion                                                       -0-


Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         Currently,   the  Company's   operations  are  conducted   through  its
wholly-owned subsidiaries, Computer Components Corporation ("CCC"), Very Brite Technologies, Inc.
("VBT") and Universal Battery Corporation ("UBC").

Three-months Ended June 30, 1997 Compared to Three-months Ended June 30, 1996

         Results of Operations

         The Company's results for operations for the second quarter of 1997, compared to the second quarter of 1996, were significantly impacted by the operations of VBT and UBC, which were acquired and formed, respectively, after the second quarter of 1996, and for which there are no comparable results in the first quarter of 1996.

         Revenues.
         --------

For the three month period ending June 30, 1997, the Company had sales of $1,483,230, an increase of approximately 51.90% from sales of $976,448 for the three month period ending June 30, 1996. The increase in sales was due, in part, to increased sales of distribution products by CCC to $190,183 in the second three months of 1997 from $143,479 in the second quarter of 1996, an increase of 32.64%, and an increase in the sale of battery assemblies to $279,295 in the second three months of 1997 from $227,717 in the second three months of 1996, an increase of 22.65%. These increased sales were offset, in part, by a decrease in sales of import products to $597,279 in the second three months of 1997 from $623,213 in the second three months of 1996, a decrease of 4.16%.

         The Company's sales were significantly increased by sales originated by UBC, which contributed sales of $348,774 in the second quarter of 1997, and VBT, which contributed sales of $39,945 in the first three months of 1997. Neither VBT nor UBC had sales contributing to the Company's revenues in comparable periods in 1996.

         The Company recognized a loss from operations of $181,160 (unaudited) for the three month period ending June 30, 1997, compared to a loss of $25,018 during the same period in the prior year. The Company's loss was primarily due to an increase in general and administrative expenses to $611,151 in the second quarter of 1997 from $301,958 in the second quarter of 1996, an increase of 102.40%. The increase in general and administrative expenses, in turn, resulted primarily from an increase in wages at the Company and CCC, costs associated with the operations of VBT and UBC and increased legal and professional expenses.

         Cost of  Goods  Sold.
         --------------------

The Company's cost of goods sold, consisting primarily of inventory, rose to $1,087,247 during the second quarter of 1997, compared to $699,508 during the second quarter of 1996, an increase of 55.43%, but declined slightly as a percentage of sales from 76.33% in the three months ending June 30, 1996 to 73.30% in the three months ending June 30, 1997.

         General  and  Administrative   Expenses.
         ----------------------------------------

The Company's general and administrative expenses, consisting primarily of wages, benefits and related expenses, rose to $611,151 in the second three months of 1997, compared to $301,958 in the second three months of 1996, an increase of an increase of 102.40%. This increase is attributed to increased wages at the Company and CCC, costs associated with the operations of VBT and UBC, and increased legal and other professional expenses.

         Purchase Order Backlog.
         -----------------------

The Company's purchase order backlog increased from approximately $1,494,998 at June 30, 1996, to approximately $1,861,570 at June 30, 1997, an increase of approximately 24.52%. Of this increase, $436,187 is attributed to purchase orders generated by VBT, which had no operations in the corresponding period in 1996. The Company uses its purchase order backlog to gauge future sales potential.

         Interest  Expense.
         ------------------

The Company incurred $1,513 in interest expense in the second three months of 1997, compared to $13,388 during the second three months of 1996, a decrease of 89.11%. The reduction in interest expense was due to the repayment by the Company of substantially all outstanding indebtedness in March 1997.

Six-Months Ended June 30, 1997 Compared to Six-months Ended June 30, 1996

         Results of Operations

         Revenues.
         ---------

For the six month period ending June 30, 1997, the Company had sales of $2,569,714, an increase of 39.33% from sales of $1,844,392 for the period ending June 30, 1996. The increase in sales was attributable primarily to an increase in sales of distribution products by CCC to $338,275 in the first six months of 1997 from $211,782 in the first six months of 1996, an increase of 59.73%, and an increase in the sale of battery assemblies to $581,292 in the first six months of 1997 from $441,442 in the first six months of 1996, an increase of 31.68%. These increases were offset, in part, by a decrease in sales of import products to $1,139,719 in the first six months of 1997 from $1,155,722 in the first six months of 1996, a decrease of 1.38%.

         The Company's sales in the first two quarters of 1997 were significantly impacted by sales from VBT, which contributed sales of $54,088 in the first six months of 1997, and UBC, which contributed sales of $442,899 in the first six months of 1997. Neither VBT nor UBC recorded any sales in the first six months of 1996.

         The Company recognized a loss from operations of $451,033 (unaudited) for the six month period ending June 30, 1997, compared to a loss of $23,113 during the prior year. The Company's loss was primarily due to an increase in general and administrative expenses to $1,134,640 in the first six months of 1997 from $550,599 in the same period in 1996, an increase of 106.07%. The increase in general and administrative expenses, in turn, resulted primarily from an increase in wages at CCC, the support of expanded operations at UBC and VBT, and increased legal and professional expenses. A substantial portion of the increase in wages paid at CCC, in turn, was due to signing bonuses paid to the President of CCC and to a key employee of CCC.

         Cost of  Goods  Sold.
         --------------------

The Company's cost of goods sold, consisting primarily of inventory, rose to $1,886,187 during the first six months of 1997, compared to $1,316,906 during the first six months of 1996, an increase of 43.23%, and rose slightly as a percentage of sales to 72.87% of sales in the first six months of 1997, compared to 71.40% of sales in the first six months of 1996.

         General  and  Administrative   Expenses.
         ----------------------------------------

The Company's general and administrative expenses, consisting primarily of wages, benefits and related expenses, rose to $1,134,640 in the first six months of 1997, compared to $550,599 in the first six months of 1996, an increase of 106.07%. This increase is attributed to start-up costs associated with the organization of VBT and UBC, as well as increased wages and bonuses paid in the first three months of 1997. While management believes many of these costs are non-recurring, there can be no assurance that the Company will not incur similar costs in future periods.

         Interest  Expense.
         ------------------

The Company incurred $16,362 in interest expense in the first six months of 1997, compared to $26,679 during the first three months of 1996, a decrease of 38.67%. The Company repaid substantially all outstanding indebtedness in March 1997.

Liquidity

         In February, 1997 the Company completed an offshore placement of its common stock and warrants for which it obtained aggregate consideration of approximately $1,870,000. At June 30, 1997, the Company had approximately $1,621,854 in cash and cash equivalents, marketable securities and certificates of deposits. The Company expects to use the bulk of these funds to fund expansion of existing operations by CCC, UBC and VBT, primarily to purchase additional inventory and expand those entities' product lines.

         On May 15, 1997, the Company announced that it had approved the placement of an additional 1,000,000 shares of its common stock and options to acquire an additional 1,000,000 shares of common stock. The Company has not yet placed these shares, and may reprice or otherwise revise the terms of the placement to meet existing conditions. The proceeds of a placement, after payment of offering expenses, are expected to be used for acquisitions and diversifications. There can be no assurance, however, that such funds can be placed, or if placed, that an acceptable acquisition candidate can be identified or acquired.

         Management of the Company believe that its existing funds, together with funds to be raised by the Company in the aforementioned placement and other liquid assets available to the Company, are adequate to provide funds for the foreseeable future.


PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities.

                  None.

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

                  On July 18, 1997, the shareholders of the Corporation took the following action at its regular annual meeting of shareholders:

         1. The Shareholders voted to elect the following individuals to serve as directors of the Corporation:

                  William Kim Wah Tan
                  Kim Yeow Tan
                  Sadasuke Gomi
                  Steven Scott
                  Ian Colin Edmonds

         2.       The Shareholders approved the Corporation's 1997 Stock Option
Plan.

         3. The Shareholders ratified the selection of Deloitte & Touche LLP as the Corporation's independent auditors for the year ending December 31, 1997.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                                    None.

                  (b)      Reports on Form 8-K.

         On June 24, 1997, the Corporation filed a Form 10-Q reporting that the Company retained Deloitte & Touche, LLP as its independent public accountants, replacing King, Griffin & Adamson, P.C., formerly King, Burns & Company, P.C.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tech Electro Industries, Inc.


Date: August 15, 1997                       /s/  WILLIAM KIM WAH TAN
                                            ------------------------------------
                                            William Kim Wah Tan
                                            Chairman of the Board, President and
                                            Chief Executive Officer



Date: August 15, 1997                       /S/  SADASUKE GOMI
                                            ------------------------------------
                                            Sadasuke Gomi
                                            Acting Chief Financial Officer and
                                            Principal Accounting Officer