Form 10QSB
period 1997-09-30
TECH ELECTRO INDUSTRIES INC/TX
filed 1997-11-19
CIK 886912

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 0-27210

                          Tech Electro Industries, Inc.
                 (Name of Small Business Issuer in its Charter)

          Texas                                                    75-2408297
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization                              Identification No.

4300 Wiley Post Rd., Dallas, Texas                                 75244-2131
Address of principal executive office                                Zip Code

Issuer's telephone number:  (972) 239-7151

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes X No

As of September 30, 1997, 2,446,875 shares of Common Stock were outstanding.

         THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                      Index
Item                                                                        Page

Part I - Financial Statements

         Item 1 - Financial Statements (unaudited)

                       Condensed Consolidated Balance Sheet at
                       September 30, 1997 and 1996.............................3

                       Condensed Consolidated Statement of Income for
                       the Periods Ended September 30, 1997 and
                       and 1996................................................5

                       Condensed Consolidated Statements of Cash Flows
                       for the Periods Ended September 30, 1997 and
                       1996....................................................6

                       Notes to Condensed Consolidated Financial
                       Statements..............................................7

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

         Item 4.  Submission of Matters to a
                    Vote of Securities Holders................................12

         Item 5.  Other Information...........................................13

         Item 6.  Exhibits and Reports on Form 8-K............................13

Signatures....................................................................14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                   Tech Electro Industries, Inc. Consolidated
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
         For the Periods Ended September 30, 1997 and December 31, 1996

                                             ASSETS
                                                        1997        1996
                                                     ---------   ---------
CURRENT ASSETS
   Cash and cash equivalents                           137,316     261,973
   Certificates of deposit                             706,005     214,336
   Marketable securities                               109,375     937,500
   Accounts and notes receivable
     Accounts receivable trade                         782,641     357,674
     Notes                                             335,000      15,000
     Other                                             305,345      22,209
     Income taxes                                        8,382           0
   Inventory                                         1,852,378   1,493,132
   Prepaid expenses                                    282,013      80,943
                                                     ---------   ---------
TOTAL CURRENT ASSETS                                 4,518,455   3,382,767
                                                     ---------   ---------

NET PROPERTY & EQUIPMENT                               282,000     192,152
                                                     ---------   ---------

OTHER ASSETS
   Notes receivable                                     86,452     113,538
   Other assets                                          2,360       2,428
                                                     ---------   ---------
TOTAL OTHER ASSETS                                      88,812     115,966
                                                     ---------   ---------
TOTAL ASSETS                                         4,889,267   3,690,885
                                                     =========   =========















            See Notes to Condensed Consolidated Financial Statements

                   Tech Electro Industries, Inc. Consolidated
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
         For the Periods Ended September 30, 1997 and December 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              1997          1996
                                        ----------    ----------
Current liabilities:
   Accounts payable trade                  285,293       267,125
   Accounts payable - other                    273             0
   Accrued liabilities                     103,760        21,466
   Notes payable - banks                   275,000       347,772
   Notes payable - affiliates                    0       245,000
   Dividends payable                        52,196        13,459
                                        ----------    ----------
     Total current liabilities             716,522       894,822

MINORITY INTEREST IN SUBSIDIARY             47,392        76,933

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par              365,000       365,000
         value; 1,000,000 shares
         authorized,65,000 Class B
         issued and outstanding,
         liquidation preference
     of $341,250; 280,700 Class A
     issued and outstanding,
     liquidation preference
     of $1,473,675
   Common stock, $.01 par value;            24,083        13,083
        10,000,000 shares authorized,
        2,446,875 shares issued and
        outstanding on September 30,
        1997 and 1,308,275 shares
        issued and  outstanding on
        December 31, 1996.
   Additional paid in capital            4,209,909     2,350,202
   Unrealized Gains (Losses)                39,937       (75,204)
   Retained Earnings (Deficit)            (513,576)       66,049
                                        ----------    ----------
 Total stockholders' equity              4,125,353     2,719,130
                                        ----------    ----------
 TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                    4,889,267     3,690,885
                                        ==========    ==========

            See Notes to Condensed Consolidated Financial Statements


                   Tech Electro Industries, Inc. Consolidated
                   Condensed Consolidated Statement of Income
                                   (Unaudited)
               For the 9 Months Ended September 30, 1997 and 1996


                                                     Qtr           Qtr           YTD           YTD
                                                     1997          1996          1997          1996
                                                  ----------    ----------    ----------    ----------
Sales                                              2,184,170     1,106,225     4,753,654     2,950,617
Cost of goods sold                                 1,587,858       774,390     3,474,045     2,091,294
                                                  ----------    ----------    ----------    ----------
Gross profit                                         596,312       331,835     1,279,609       859,323

General and administrative
expenses                                             705,230       346,530     1,827,790       897,129
                                                  ----------    ----------    ----------    ----------
Income (loss) from
operations                                          (108,918)      (14,695)     (548,181)      (37,806)

Other income (expense):
   Interest income                                    18,044        21,450        69,702        62,372
   Interest expense                                   (7,197)      (13,645)      (24,680)      (40,326)
                                                  ----------    ----------    ----------    ----------

Total other income
(expense)                                             10,847         7,805        45,022        22,046

Minority share of
subsidiary loss                                       13,316             0        29,541             0
                                                  ----------    ----------    ----------    ----------
Income before provision
for taxes                                            (84,755)       (6,890)     (473,618)      (15,760)

Income tax expense (benefit):
   Current                                                 0             0         7,455             0
   Deferred                                                0        (7,437)            0        (9,416)
                                                  ----------    ----------    ----------    ----------
Total income tax
expense (benefit)                                          0        (7,437)        7,455        (9,416)
                                                  ----------    ----------    ----------    ----------
NET INCOME (LOSS)                                    (84,755)          547      (481,073)       (6,344)
                                                  ==========    ==========    ==========    ==========

Income (Loss) attributable
to Common Stockholders                              (117,605)      (55,387)     (579,623)     (117,024)

EARNINGS (LOSS) PER SHARE                               (.09)         (.04)         (.44)         (.09)



            See Notes to Condensed Consolidated Financial Statements

                   Tech Electro Industries, Inc. Consolidated
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)
            For the 9 Month Period Ending September 30, 1997 and 1996

                                                     1997          1996
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $  (481,073)  $   (29,426)
   Adjustments to reconcile net income
         (loss) to cash provided (used)
         by operations
         Depreciation adjustment                     22,462        21,300
         Provision for obsolete inventory            56,117        12,600
         Minority interest share of subsidiary      (29,541)          -0-
         Deferred taxes                                 -0-        (9,416)
   Changes in operating assets and liabilities
      (Increase) decrease in:
         Marketable securities                          -0-       (45,000)
                 Accounts receivable - trade       (424,967)      (67,583
         Other receivables                         (611,518)       (4,206)
         Advance to employee                            -0-       (84,000)
         Inventory                                 (415,363)     (296,107)
         Prepaid expenses                          (201,070)      (14,024)
         Interest earned on certificates
            of deposit                                  -0-        (7,821)
     Increase (decrease) in:
         Accounts payable                            21,379      (224,634)
         Accrued liabilities                         82,294        40,642
                                                -----------   -----------
NET CASH PROVIDED (USED) BY OPERATING
         ACTIVITIES                              (1,981,280)     (707,675)
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment             (112,670)      (58,822)
   Additions to certificates of deposit            (491,669)          -0-
   Advances on note receivable                       27,086       (33,061
   Repayments on note receivable                        -0-         5,000
   Marketable securities                            943,677      (885,150)
                                                -----------   -----------
NET CASH USED BY INVESTING ACTIVITIES               366,424      (972,033)
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt                        -0-       191,301
   Payments of short-term debt                      (72,772)     (193,227)
   Proceeds from long-term debt                    (247,939)          -0-
   Proceeds from sale of preferred,
   common, warrants                               1,870,707     2,103,891
   Dividends paid                                   (59,945)      (76,650)
                                                -----------   -----------
 NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                              1,490,051     2,025,315
                                                -----------   -----------
 NET INCREASE (DECREASE) IN CASH                   (124,805)      345,607
 CASH AT BEGINNING OF PERIOD                        261,973       141,433
                                                -----------   -----------
 CASH AT END OF PERIOD                          $   137,168   $   487,040
                                                ===========   ===========

            See Notes to Condensed Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Note C - Dividends

Dividends are accrued monthly on 300,000 shares of Class A Preferred Stock and 65,000 shares of Class B Preferred Stock at $.030625 per share. Dividends paid during the quarters ended September 30, 1997 and 1996 were 24,454 and $32,850 respectively, and dividends payable at September 30, 1997 were $52,196.

Note D - Notes Receivable

Notes Receivable consisted of the following at September 30, 1997:

                  Note  receivable from a minority  shareholder,  $30,000 due at maturity in August 1999 and $65,616 due in February, 2000. The
                  notes are being liquidated by monthly payments of $3,500 which are applied  against  interest due at six percent per annum on both said notes and the balance applied in reduction of the
                  principal of the note due in February, 2000.                           86,452


                  Note  receivable,  each in the sum of $7,500 from two minority shareholders bearing interest at six percent per annum and are due on December 1, 1999.  Interest  for the period from May 1,
                  1997  through  October  31, 1997 in the sum of $225 is due and payable on each said  notes in  November  1, 1997.  Commencing
                  December 1, 1997 and  continuing  on the 1st day of each month thereafter the principal of each note shall be due and payable in 48 equal  monthly  installments  in the  amount of  $156.25 each.  In  addition to the  payment of monthly  principal  the maker  of each  note  shall  pay  interest  at the rate of six percent  per annum  monthly  on the unpaid  principal  balance simultaneously with
                  the payment of the principal.                                          15,000

                  Note  receivable  to  minority  shareholder  in the  amount of
                  $310,000  with interest at ten and one half percent to be paid quarterly  beginning  October  1, 1997 and  thereafter  on the first day of  January,  April  and July  until  principal  and interest  is paid in full at maturity  on  September  5, 1998.
                  Secured by 65,000 shares of Class B Preferred Stock of TIE and
                  40,000 shares of common stock of
                  Electric and Gas Technology, Inc.                                      320,000
                                                                                         -------
                  Total notes receivable                                                 421,452

                  Less current maturities                                                357,688
                                                                                         -------
                  Long-term portion                                                       63,764

Note E - Bank Debt

Bank debt as of September 30, 1997 consists of the following:

                  $750,000 line of credit with Texas Central Bank payable on demand with interest at prime plus one half percent, maturing June 30, 1998, and secured by `accounts receivable, inventory and machinery and equipment.


                           Currently outstanding                                         $275,000

                  $139,991 term note to Bank One, Texas with $6,666
                  principal plus interest at base rate
                  plus 1% due monthly, fully paid in July, 1996                               -0-
                                                                                              ---

                                                                                          275,000
                  Less current maturities                                                 275,000
                                                                                          -------
                  Long term portion                                                          -0-

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

Three-months Ended September 30, 1997 Compared to Three-months Ended September 30, 1996

         Results of Operations

     The Company's results for operations for the third quarter of 1997, compared to the third quarter of 1996, were significantly impacted by the operations of VBT and UBC, which were acquired and formed, respectively, after the second quarter of 1996, and for which there are no comparable results in the first quarter of 1996.

     Revenues. For the three month period ending September 30, 1997, the Company had sales of $2,184,170, an increase of approximately 106.48% from sales of $1,106,235 for the three month period ending September 30, 1996.

     The Company recognized a loss from operations of $108,918 for the three month period ending September 30, 1997, compared to a loss of $14,965 during the same period in the prior year. The Company's loss was primarily due to an increase in general and administrative expenses to $705,230 in the third quarter of 1997 from $346,530 in the third quarter of 1996, an increase of 103.54%.

     Cost of Goods Sold. The Company's cost of goods sold, consisting primarily of inventory, rose to $1,587,858 during the third quarter of 1997, compared to $774,390 during the third quarter of 1996, an increase of 105.05%, and increased as a percentage of sales from 70.00% in the three months ending September 30, 1996 to 72.69% in the three months ending September 30, 1997.

     General and Administrative Expenses. The Company's general and administrative expenses, consisting primarily of wages, benefits and related expenses, rose to $705,230 in the third three months of 1997, compared to $346,530 in the third three months of 1996, an increase of an increase of 103.54%.

     Interest Expense. The Company incurred $7,197 in interest expense in the third three months of 1997, compared to $13,645 during the third three months of 1996, a decrease of 47.25%. The reduction in interest expense was due to the repayment by the Company of substantially all outstanding indebtedness in March 1997.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Results of Operations

     Revenues. For the nine month period ending September 30, 1997, the Company had sales of $4,753,654, an increase of 61.11% from sales of $2,950,617 for the period ending September 30, 1996.

     The Company recognized a loss from operations of $548,181 for the nine month period ending September 30, 1997, compared to a loss of $37,806 during the same period of the prior year. The Company's loss was primarily due to an increase in general and administrative expenses to $1,827,790 in the first nine months of 1997 from $897,129 in the same period in 1996, an increase of 103.74%. The increase in general and administrative expenses, in turn, resulted primarily from an increase in wages at CCC, the support of expanded operations at UBC and VBT, and increased legal and professional expenses. A substantial portion of the increase in wages paid at CCC, in turn, was due to signing bonuses paid to the President of CCC and to a key employee of CCC.

     During the first nine months of 1997, the Company recognized net interest income of $45,022, an increase of 104.22% from interest income of $22,046 recorded in the first nine months of 1996. The increase in net interest income reflects a reduction of outstanding borrowings, while funds held pending use in operations were invested.

     Cost of Goods Sold. The Company's cost of goods sold, consisting primarily of inventory, rose to $3,474,045 during the first nine months of 1997, compared to $2,091,294 during the first six months of 1996, an increase of 66.12%, and rose as a percentage of sales to 73.08% of sales in the first nine months of 1997, compared to 70.87% of sales in the first nine months of 1996.

     General and Administrative Expenses. The Company's general and administrative expenses, consisting primarily of wages, benefits and related expenses, rose to $1,827,790 in the first nine months of 1997, compared to $897,129 in the first nine months of 1996, an increase of 103.74%. This increase is attributed to start-up costs associated with the organization of VBT and UBC, as well as increased wages and bonuses paid in the first three months of 1997. While management believes many of these costs are non-recurring, there can be no assurance that the Company will not incur similar costs in future periods.

     Interest Expense. The Company incurred $24,680 in interest expense in the first nine months of 1997, compared to $40,326 during the first nine months of 1996, a decrease of 38.81%. The Company repaid substantially all of its outstanding indebtedness in March 1997.

Liquidity

     In February, 1997 the Company completed an offshore placement of its common stock and warrants for which it obtained aggregate consideration of approximately $1,870,000. At September 30, 1997, the Company had approximately $952,696 in cash and cash equivalents, marketable securities and certificates of deposits. The Company expects to use the bulk of these funds to fund expansion of existing operations by CCC, UBC and VBT, primarily to purchase additional inventory and expand those entities' product lines.

     On May 15, 1997, the Company announced that it had approved the placement of an additional 1,000,000 shares of its common stock and options to acquire an additional 1,000,000 shares of common stock. Subsequently, the Company announced that it had, subject to final documentation, placed 1,000,000 shares of its common stock at a sales price of $1.60 per share, together with options to acquire an additional 1,000,000. As of the date of this report, the Company has not yet placed these shares, and may reprice or otherwise revise the terms of the placement to meet existing conditions. The proceeds of a placement, after payment of offering expenses, are expected to be used for acquisitions and diversifications. There can be no assurance, however, that such funds can be placed, or if placed, that an acceptable acquisition candidate can be identified or acquired.

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

                  None.

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     On July 18, 1997, the shareholders of the Corporation took the following action at its regular annual meeting of shareholders:

     1. The Shareholders voted to elect the following individuals to serve as directors of the Corporation:

                  Name                                        Votes in Favor

                  William Kim Wah Tan                           2,661,081

                  Sadasuke Gomi                                  1,967,831

                  Kim Yeow Tan                                   1,967,831

                  Ian Edmonds                                    1,445,691

                  Steven Scott                                   1,446,691


     2. The Shareholders approved the Corporation's 1997 Stock Option Plan.

                  Votes in Favor:                                1,932,380

                  Votes Against                                      3,702

                  Abstaining:                                        5,751

     3. The Shareholders ratified the selection of Deloitte & Touche LLP as the Corporation's independent auditors for the year ending December 31, 1997.

                  Votes in Favor:                                2,324,946

                  Votes Against                                         71

                  Abstaining:                                        5,426

Item 5.  Other Information.

                           None.

Item 6.  Exhibits and Reports on Form 8-K.

                           (a)      Exhibits.

                                            None.

                           (b)      Reports on Form 8-K.

                                            None.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tech Electro Industries, Inc.


Date: November 19, 1997          /s/ WILLIAM KIM WAH TAN
                                 -----------------------
                                 William Kim Wah Tan
                                 Chairman of the Board, President and Chief
                                 Executive Officer



Date: November 19, 1997          /s/ SADASUKE GOMI
                                 -----------------
                                 Sadasuke Gomi
                                 Acting Chief Financial Officer and Principal
                                 Accounting Officer