Form 10KSB
period 1997-12-31
TECH ELECTRO INDUSTRIES INC/TX
filed 1998-04-09
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                       or

                  For the Fiscal Year Ended December 31, 1997

[   ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 0-27210

                          Tech Electro Industries, Inc.
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)

                   Texas                                         75-2408297
      -----------------------------                          ------------------
      State or other jurisdiction of                          I.R.S. Employer
       incorporation or organization                          Identification No.

    4300 Wiley Post Rd., Dallas, Texas                            75244-2131
   -------------------------------------                          ----------
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

                  Units, consisting of one (1) share of Common
               Stock and one (1) share of Class A Preferred Stock
               --------------------------------------------------
                                (Title of Class)

                           Redeemable Class A Warrants
                           ---------------------------
                                (Title of Class)

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenue for Fiscal Year ended December 31, 1997 was $6,666,837.

As of March 5, 1998, 3,765,139 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Small Cap Issues Market) held by non-affiliates (2,606,417 shares) was approximately $7,167,600.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

         THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                     Part I

Item 1.  Description of Business

General

     Tech Electro Industries, Inc. ( "TEI" or the "Company" ) was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation ( "CCC" ), its direct, wholly-owned subsidiary. The business carried on by CCC consists of the business begun in 1963 under the name Dunbar Associates, Inc. ( "Dunbar" ), and the business carried on by CCC since its inception in 1968. Dunbar initially operated as an "engineering representative" organization and in 1974 expanded into importing electronic components. Dunbar terminated over 90% of its "representative" activities in 1984. CCC has, since its inception, operated as a distributor of electronic components and, in 1980, expanded into the battery assembly business. In 1991, Dunbar was merged into CCC. Mr. Craig D. La Taste is the founder of both Dunbar and CCC, both of which are predecessors of the Company.

     In June, 1996 the Company acquired 100% of the issued and outstanding shares of capital stock of Vary Brite Technologies, Inc., ("VBT") a Texas corporation engaged in designing and engineering specialized products incorporating recent advances in technologies related to light emitting diodes ("LED"), a lighting device used in industrial and commercial products.

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

     References to the Company refer to the combined operations of TEI, CCC, VBT and UBC except where otherwise indicated.

     On March 19, 1998, the Company completed the acquisition of a controlling interest in US Computer Group, Inc., a computer maintenance, systems solution and information technology partner headquartered in Farmingdale, NY with annual revenues in excess of $25 million. See, "Recent Acquisition." The description of the Company and its operations contained herein do not include any of the operations of US Computer Group, Inc.

Business of the Company and its Subsidiaries

     The Company's  operations have historically  consisted of three operations:
(i) Sale of battery and battery assembly systems for use as "stand-by" power for electronic and/or electrical systems that may encounter a loss of alternating current ("AC") power from a cognizant utility; (ii) Stocking and sale of passive and active electronic components, AC magnetic components and batteries from Asia to original equipment manufacturers ("OEMs") and distributors in the United States, Mexico and other countries; (iii) Stocking and sales of products, such as AC transformers, ceramic sound sources, batteries and battery chargers, utilized by "Security" market installers and distributors.

     The Company is engaged in the business of importing, distributing and selling electronic components used in the manufacture and sale of high-technology products, such as computers, oil field equipment, medical instrumentation and uninterruptable power supply ("UPS") systems, among others. The Company is an authorized distributor, on a non-exclusive basis, for two product groupings of Panasonic, USA ("Panasonic"), Varta, USA ("Varta") and Duracell, USA. Varta, based in Germany, is a manufacturer of battery products. Panasonic is a subsidiary of Matsushita Electric Corp. of Japan. The Company also operates under noncontractual, long-term relationships (many exceeding 10 years) with other vendors located in Taiwan, Hong Kong, China, Korea and Japan from whom it imports non-proprietary electronic components and batteries marketed under its registered trademark, "NIKKO","UBC", "Tech Electro Industries" and, occasionally, under the name of the Asian vendor. The Company has also added, within the last two years, vendors of electro magnetic devices, battery charging and electro mechanical devices from The People's Republic of China.

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

     Electronic Components

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

         RELAYS. AC and direct current ("DC") relays, usually for operations at less than 20 amperes contact rating and 50 volts DC coil operation.

         SOUND SOURCES. Piezo and inductive drive "sounders" for the production of alarm signals in security systems.

         TRANSFORMERS. 120 volt AC household and business wall plug transformers for reduction of power line voltage to low voltage (12 to 24 volts AC) applications as utilized by household and business electrical devices.

     Batteries

     The Company sells and distributes, under agreements with Panasonic and Varta, a broad line of industrial (as opposed to consumer-retail) batteries. The batteries sold and distributed by the Company include sealed lead-acid, nickel-cadmium, lithium, carbon-zinc, nickel metal hydride and alkaline batteries. The Company also imports a line of sealed lead-acid batteries for sale under the brand name of "NIKKO" and "Tech Electro Industries, Inc.," which batteries are manufactured in Taiwan under a technology agreement between the manufacturer and a Japanese battery company. In addition to the sales of individual batteries, the Company sells "battery packs" consisting of assembled groups of batteries combined physically and electrically into a single unit. The Company is a Panasonic certified MOD center ("Modification Center") and, in that capacity, creates custom-designed battery packs meeting specifications of individual customers. In addition to providing the services necessary to produce battery packs, such as welding and assembly, the Company supplies materials such as wiring, connectors, buss bars and casings. CCC utilizes brands of batteries other than Panasonic and Varta (such as Saft(R) and Eveready(R)) as requested by customers. Completed battery packs are assembled to order in nearly all instances and the Company maintains little or no inventory of completed packs, although components for assembly of packs are maintained. The Company also offers customers battery packs assembled in China to the customers'
specifications. The Company maintains a broad inventory of various sizes of batteries and components utilized in battery package production to serve customer needs for immediate pack design and assembly.

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

     Commencing in February 1997, CCC was appointed as a distributor of Panasonic-brand retail consumer batteries. CCC distributes retail batteries to a variety of retail merchants and outlets.

Contract Manufacturing and Kitting Operations; Bonded Warehouse

     Contract Manufacturing and Kitting Operations

     For the past several years the Company has sold various types of electronic components to United States-based customers with these goods being delivered, "in bond," to the customer's facility in Mexico located on the Texas/Mexico border for transit into Mexico, where local Mexican facilities acting as subcontractors to the United States-based customers insert these components into parted circuit ("PC") boards to customer specifications. After such assembly, these parts are assembled into the PC boards and shipped back to the United States. The customers own or lease these Mexican facilities which are utilized for the manufacturing of parts or subparts which are generally subsequently shipped back to the United States for assembly into the customer's final product. The Mexican manufacturing process normally consists of the attachment and electrical testing of various electronic components to PC boards in accordance with detailed engineering specifications.

     Management of the Company believes that the Company has the ability to use certain under-utilized resources to expand its business in this area, including: available warehouse space; an in-house U.S. Customs' Class III warehouse certification; direct computer "ABI" (Automatic Broker Interface) communications with U.S. Customs' headquarters in Washington, D.C.; extensive knowledge of the components market; site location on Addison Airport (an official U.S. "Port of Entry", Port Code 5584); Customs' personnel and offices on Addison Airport and aircraft availability contiguous to the Company's offices and hangars. The combination of these resources allows the Company to facilitate delivery of raw materials to Mexico and finished goods to Dallas. As a result of these
observations,   the   Company   will  seek  to  expand  the  sales  of  contract
manufacturing.

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

     The materials and components listed in the customer's bill-of-materials, as well as the approved suppliers thereof, are typically supplied to the Company by the customer. Upon purchasing the required materials for the project, collecting, assembling and delivering the same to the pre-selected common carrier for the transit of the products to Mexico, the Company submits appropriate invoicing to the customer for the cost of all products purchased from various vendors, plus a mark-up on the cost of the goods. In those situations where the Company was the vendor, as opposed to an "outside vendor," that mark-up may be reduced.

     The Company is currently pursuing a number of projects and believes that kitting operations represent an opportunity for it to reach new customers.

     Bonded Warehouse

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

     The United States, Canada and Mexico are parties to the North American Free Trade Agreement ("NAFTA"). NAFTA is intended to reduce trade barriers and may result in reducing or eliminating import duties on goods produced in any of the countries to the agreement and exported to any of the other countries. While the Company has not realized material benefits from NAFTA, the Company believes that NAFTA will ultimately have a beneficial effect on the Company's business, primarily due to the growth of electronics manufacturing activities in Mexico along the Southern border of the United States and adjacent to the Texas and New Mexico borders.

     U.S. Customs

     The Company's computer is "modem" coupled to the U.S. Customs' computers in Virginia via Automatic Broker Interface ("ABI"), which allows the Company now to handle import and export customs functions that, in the past, required employment of a local independent Customer Broker. The Company's offices and buildings are physically adjacent to Addison Airport, Addison, Texas, which is designated a "Port of Entry" by the U.S. Customs. A U.S. Custom's Port Director is now stationed on Addison Airport in close proximity to the Company's offices.

     The Company's interface with U.S. Customs and its proximity to Addison Airport allow the Company to realize savings in transit time of shipments of foreign goods to the United States by five days to a week, as well as significant reductions in preparation of paperwork for outbound shipments. The Company believes these advantages assist the Company's in competing for customers who are sensitive to time delays in shipments.

     Marketing

     The Company relies primarily on sales personnel and representatives, and has undertaken only minimal advertising in trade publications. At December 31, 1997, the Company employed a direct sales force of eight outside salesmen and six inside "customer service" representatives. This represents an increase of twenty-five percent in the number of sales personnel from December 31, 1996. In addition to Company personnel, the Company in 1997 utilized sales engineering representatives, numbering six at year-end 1997, compared to four at December 31, 1996.

     Machinery and Equipment

     The Company, through CCC, VBT and UBC, owns the majority of the equipment utilized in its design, manufacturing and assembly operations with the remaining equipment leased by CCC, VBT and UBC. This includes specialized equipment such as small electric welders, a sonic welder, computer aided design ("CAD") computer programs, computer driven battery analyzers, battery chargers, heat-shrink ovens, strip- chart recorders, timers, multimeters and hand tools utilized in operations.

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

     Customers

     CCC's customer base is relatively broad. CCC sold goods to more than two hundred fifty (250) different customers during the year ended December 31, 1997. CCC maintains a computer data base of over one thousand active and potentially active customers, all of whom are believed to be potential customers for CCC's products. The Company does not believe that the loss of any single customer or group of related customers would have a materially adverse effect on its operations.

     During the year ending December 31, 1997, VBT had sales in the amount of $368,478.

     UBC, which was incorporated on October 29, 1996, had sales of $1,491,567 during the year ended December 31, 1997.

     During the year ended December 31, 1997, two of the Company's customers accounted for approximately 21% of the Company's total sales. The Company does not expect a reduction in sales to these customers; however, no assurance can be given that sales will remain at the same level.

     Employees

     The Company currently employs thirty-three employees, including five clerical employees (one of whom is employed at VBT), nine inside sales personnel (two of whom are employed at VBT), six employees in the assembly functions, three warehousing employees and five outside sales personnel.

     Technology

     CCC's electronic products are all relatively "low" technology. The Company believes these products are not subject to sudden obsolescence since they represent basic elements common to a wide variety of existing electronic circuit designs. At the same time, there can be no assurance that advances and changes in technology, manufacturing processes and other factors will not affect the market for the Company's products. The Company is a Panasonic certified modification center.

     CCC and UBC sell and distribute, under agreements with Panasonic, Varta and Duracell, a broad line of industrial and consumer batteries. The types of
batteries  sold   distributed   by  CCC  and  UBC  include   sealed   lead-acid,
nickel-cadmium, lithium, carbon-zinc, nickel metal hydride and alkaline batteries. The Company also imports a line of sealed lead-acid, alkaline, carbon zinc, nickel metal hydride, lithium and nickel-cadmium batteries for sale under the brand name of "NIKKO" and "UBC". These batteries are manufactured in Asia, typically under technology agreements with local manufacturers. The Company also assembles "battery packs" consisting of assembled groups of batteries combined physically and electrically into a single unit.

     VBT's products are highly technical and involve both specialty design engineering and techniques developed by VBT to construct LED modules which maximize and customize the light output of LEDs at a reasonable price to the customer.

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

     Environmental Matters

     The Company believes it is in material compliance with all relevant federal, state, and local environmental regulations and does not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

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

     Research and Development

     During each of the last two Fiscal Years the Company did not expend in excess of Ten Thousand Dollars ($10,000.00) on research and development of products. During Fiscal Year 1997, VBT did not capitalize research, development or engineering costs, and such costs were expensed during the period of their occurrence.

     Governmental Matters

     Except for usual and customary business and tax licenses and permits, and the licenses and permits described elsewhere in this Form 10-KSB, no governmental approval is required for the principal products/services of Company, nor does Company know of any existing or probable governmental regulations affecting Company's activities.

Recent  Acquisition

     On March 19, 1998, Tech Electro Industries, Inc. (the "Company") consummated the acquisition of newly-issued shares of common stock equaling, after issuance, 51% of the issued and outstanding common stock of US Computer Group, Inc. US Computer Group is a computer maintenance, systems solution and information technology partner headquartered in Farmingdale, NY with annual revenues in excess of $25 million.

     The transaction was originally announced on December 19, 1997, at which time the Company had agreed to purchase a 62% interest in US Computer Group from Telstar Holdings Ltd. Since the date of that announcement, the Company, US Computer Group and Telstar Holdings have entered into an Amended and Restated Stock Purchase Agreement which was executed and consummated on March 19, 1998. The purchase consideration for the interest in US Computer Group was $1 million, paid in cash. In connection with the acquisition, US Computer Group issued to Telstar Holdings shares of its newly authorized Series E Preferred Stock with a stated value of $2,000,000 in consideration for the conversion of loans made by Telstar Holdings to US Computer Group. The Company obtained the funds for the acquisition through a private placement of shares pursuant to Regulation S of the Securities Act of 1933, as amended, which was previously reported on Form 8-K.

     As part of this transaction, the Company has named three of the five members to the Board of Directors of US Computer Group.

Impact of the Year 2000 Issue

     Many computer systems currently record years in a two-digit format. Such computer systems, if not modified, will be unable to properly recognize dates beyond the year 1999. This inability to recognize the year 2000 is commonly referred to as the "Year 2000 Issue".

     The Company is in the process of identifying all significant applications that will require modification to ensure Year 2000 compliance. The Company has not yet prepared enhancements of the software in its older systems to the extent that Year 2000 compliance requires a software modification; however the Company intends to take such action if it determines that such action will be required in its internal operations or requested by its customers. The Company currently anticipates that the cost to the Company of such software enhancements, including installation costs and related expenses, will total approximately $50,000 to $100,000. This expense is not anticipated to be material to the Company's financial position or future results of operations in any given year, although there can be no assurance that presently unforeseen computer programming difficulties will not arise.

Item 2.  Description of Property

     CCC and UBC occupy an industrial office building complex and parking facility owned by La Taste Enterprises, a partnership of Craig D. La Taste, a director and former President of the Company and currently president of CCC, and members of his family, and leased to the Company. The Company utilizes the entire property, which includes approximately 16,000 square feet of office and warehouse building and 15,000 square feet of open fenced and paved parking and storage areas. CCC has entered into a lease to expand its use of these premises on adjacent land, which lease terminates on December 31, 2001, at a base rental of $5,600 per month.

     The building space includes approximately 4,000 square feet of office space, 4,000 square feet of manufacturing and assembly space used in the Company's battery pack business, with the balance of the space dedicated to warehousing, storage, shipping and receiving operations. The premises occupied by the Company, including the facilities used by CCC and UBC are adequate to serve its present and foreseeable future needs.

     VBT occupies in Garland, Texas (a suburb of Dallas) approximately 1,875 square feet of manufacturing engineering and office space which it leases from an unaffiliated lessor for $1,310.00 per month. VBT currently leases this property on a month-to-month basis, and believes that it will be able to continue to utilize the facilities for the foreseeable future. While the space is suitable for engineering and design and sample manufacturing, the Company and VBT believe that this space is inadequate for manufacturing anticipated production orders. VBT upon receipt of such orders will seek adequate facilities which are readily obtainable at reasonable rental rates in the area. In the absence of such requirements, VBT believes adequate space is readily available to service its needs.

     TEI maintains administrative office space in Santa Monica, California, consisting of approximately 300 square feet at a base monthly rental of $500 per month on a month-to month basis.

     The Company also maintains a representative office in Hong Kong for the purpose of providing a liaison with its vendors and customers in Asia.

Item 3.  Legal Proceedings

         None


Item 4.  Submission of Matters to a Vote of Security Holders

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

                   NASDAQ Symbols
                       Units ...................   TELU
                       Common Stock ............   TELE
                       Class A Preferred Stock .   TELEP
                       Warrants ................   TELEW

     In August,  1995 the stockholders of the Company approved a one (1) for six
(6) reverse split of the Company's Common Stock which became effective on December 4, 1995. In connection with the reverse split, the par value of the Common Stock was changed to $0.01 per share from $0.001 per share. As a result of the reverse split, as of December 5, 1995 the Company had issued and outstanding 1,088,275 shares of common capital stock, par value $0.01 per share. In December 1995, two holders aggregating ownership of 130,010 shares of Common Stock exchanged those shares of Common Stock for 65,000 shares of Class B Preferred Stock, par value $1.00 per share.

     On January 26, 1996 the Company consummated a publicly underwritten offering of 300,000 Units, each Unit consisting of one share of Common Stock, Par Value $0.01 ("Common Stock") and one share of Class A Preferred Stock, Par Value $1.00 per share ("Preferred Stock"). The offering also included the sale of 345,000 Redeemable Class A Warrants ("Warrants") (including 45,000 sold to underwriters with the offering, and an additional 30,000 units, 30,000 warrants sold to the underwriters in the offering at a price of $410.72 per Unit and $0.13 per Warrant, pursuant to the Company's agreement with the Underwriter). Until July 26, 1996, shares of the Common Stock and Preferred Stock comprising a Unit were not separately transferable, but could only be traded as a Unit. The Common Stock and Class A Preferred Stock may now be separately traded. Effective January 26, 1997, each share of Class A Preferred Stock is convertible into two shares of Common Stock, subject to adjustment under certain conditions. The Company may require conversion of the Preferred Stock if the average closing bid price of the Common Stock equals or exceeds $5.25, subject to adjustment, for 30 consecutive trading days. Dividends on the Preferred Stock accrue at the annual rate of 36 3/4 cents per share and are payable quarterly in arrears on the last day of March, June, October and December of each year. At the option of the Company, dividends are payable either in cash or shares of Common Stock. The number of shares of Common Stock to be issued is based on the market price of the Common Stock on the next trading day following the record date for determining shareholders entitled to receive such dividend. Fractional shares are rounded up to whole shares. The liquidation preference applicable to each share of the Preferred Stock is equal to the sum of (i) $5.25 and (ii) the amount of accrued and unpaid dividends thereon.

     Simultaneously with the sale of the Units and Warrants described above, the Company registered for public distribution an aggregate of 1,600,000 Redeemable Class A Warrants. Each Warrant entitles the holder to purchase, at an exercise price of $3.50, subject to adjustment, one share of Common Stock. The Warrants are exercisable at any time commencing July 27, 1996 through January 26, 2000. Commencing July 27, 1996 the Warrants are subject to redemption by the Company for $0.10 per Warrant, upon 30 days' written notice, if the average closing bid price of the Common Stock exceeds $5.25 per share (subject to adjustment in each case) for any 30 consecutive trading days prior to the notice of redemption. On December 9, 1997, the exercise of the warrants was reduced to $3.30 per share based on the placement of $1,000,000 shares of common stock in October 1997 described below.

     On February 12, 1997, the Company consummated the sale to six accredited foreign investors an aggregate of 1,100,000 shares of common stock and options to purchase for a period of thirteen (13) months an additional One Million (1,000,000) shares of Common Stock at a price of $2.15 per share. The aggregate purchase price for the shares and options was $1,870,000. The private sale was conducted pursuant to Regulation S, as adopted by the Securities and Exchange Commission. Placement and Acceptance, Inc., a British Virgin Islands corporation, ("PAI") arranged the placement. PAI is controlled by Mr. William Kim Wah Tan, the Company's Chairman of the Board, President and Chief Executive Officer. PAI received no consideration for the placement. In March 1998, the Company and the holders of the options agreed to extend the term of the options issued pursuant to this offering to March 10, 1999, and to increase the exercise price of the options to $2.50 per share, subject to adjustment in the case of issuance of capital stock by the Company at below market prices.

     In October 1997, the Company entered into an agreement with PAI to place an additional 1,000,000 shares of Common Stock and options to purchase for a one-year period an additional One Million (1,000,000) shares of Common Stock at an exercise price of $1.75 per share, subject to adjustment in the case of the issuance of capital stock by the Company at below market prices. The aggregate purchase price for the stock and options was $1,600,000. PAI received a commission of $112,000 upon consummation of the sale, which closed on December 12, 1997. The private sale was made to three accredited investors pursuant to Regulation S, as in effect at the time of the sale. The Company anticipates that the net proceeds of the placement of Common Stock and options to acquire Common Stock will be used primarily to fund acquisitions and investments, and for general working capital purposes.

     The following table sets forth the high and low prices of the Company's common stock on a quarterly basis for the calendar years 1995, 1996 and 1997.


        Calendar Period                                    Common Stock Price
        ---------------                                    ------------------
                                                            High         Low
   1995:                                                    ----        -----
        First Quarter   ...............................     $3.75       $2.25
        Second Quarter ................................     $2.75       $0.75
        Third Quarter .................................     $3.00       $1.08
        Fourth Quarter ................................     $2.75       $1.50
   1996:
        First Quarter .................................     $4.00       $2.125
        Second Quarter ................................     $1.875      $0.625
        Third Quarter .................................     $1.50       $0.75
        Fourth Quarter ................................     $2.25       $1.375
   1997:
        First Quarter .................................     $3.25       $1.625
        Second Quarter.................................     $2.75       $1.50
        Third Quarter..................................     $2.50       $1.375
        Fourth Quarter.................................     $4.375      $1.625


     No dividends have been paid on the Common Stock. Subsequent to January 31, 1996, the effective sale date of the Class A and Class B Preferred Stock, unless all accrued and unpaid dividends on the Class A and Class B Preferred Stock have been paid in cash or common stock for a dividend period, no dividends may be declared or paid or set aside for payment or other distribution made upon the Common Stock.

     During Fiscal Year 1997, shareholders of record of the Class A and Class B Preferred Stock on February 28, May 31, August 31 and December 15 of said year were paid a dividend of nine (9) cents per share on the payment date for such dividend period. Preferred Stock holders of both Class A and Class B of record date February 28, 1998 will receive a dividend of approximately 0.04 shares of Common Stock per share payable March 31, 1998.

     The closing price of the Common Stock of the Company as reported on the NASDAQ Small Cap Issues on March 31, 1998, by brokers making a market, was $3.38.

     As of March 31, 1998, there were approximately 575 beneficial holders of the common stock of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and is qualified in its entirety by the foregoing and by the other more detailed financial information included elsewhere in this Report.


Results of Operations

     FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996. The Company's sales for the year ended December 31, 1997 (Fiscal 1997) were $6,666,837, an increase of 73.6% from sales of $3,840,075 in the year ended December 31, 1996 (Fiscal 1996). The increase in sales was attributable primarily to increased sales of the Company's import products of approximately 27.5%, from $2,335,047 in Fiscal 1996 compared to $2,975,618 in Fiscal 1997, which was due, in part, to an increase in sales from the Company's batteries and battery assembly line of approximately 27.7%, from $1,410,842 in Fiscal 1996 compared to $1,801,740 in Fiscal 1997.

     Management of the Company believes the decrease in battery and battery assembly sales in Fiscal 1997 was due to a decline in usage by existing customers, and by failure of the Company to attract new customers to replace those sales. During Fiscal 1997, the Company took several steps to enhance marketing and sales of battery assembly products; however, it is not yet clear whether those steps will result in significant improvement of sales of batteries and battery assemblies.

     A substantial portion of the increase in sales by the Company in the year ended December 31, 1997 compared to the year ended December 31, 1996 were the result of the first full year of operations of UBC, which recorded sales of $1,491,567 during the year ended December 31, 1997. UBC had negligible sales in the year ended December 31, 1996. In addition, CCC recorded sales of $4,806,792 during the year ended December 31, 1997 compared to approximately $3,840,000 during the year ended December 31, 1996, primarily from expanded marketing activities.

     The Company's gross profit margin in Fiscal 1997 decreased to 26.5% from 29.1% in Fiscal 1996. The decrease in gross profit margin was due largely to the assumption by the Company of the distributorship of Panasonic battery products in February 1997, the operations of which are conducted primarily by UBC. Under its agreement to become a distributor of these products, the Company was obligated to provide discounts and rebates at rates in excess of those normally offered by the Company. The Company determined to accept these terms in order to expand UBC's market penetration and to give UBC access to new opportunities. UBC is no longer is obligated to provide these incentives and is revising its product prices and terms; however, there can be no assurance that UBC will be able to effect price increases and adjust terms without reducing its customer base and impacting sales.

     The Company monitors potential inventory adjustments on an ongoing basis and increased its inventory allowance periodically throughout Fiscal 1997. During Fiscal 1997, the Company increased its reserve for obsolete and slow-moving inventory to $470,600, from $182,300 at December 31, 1996. A substantial portion of this increased allowance was provided for in the last three months of Fiscal 1997, and reflects the Company's decision to analyze its inventory allowance on the basis of sales in recent periods. The Company continually reviews its inventory allowance procedures and policies and will continue to adjust allowances as appropriate.

     VBT, a wholly owned subsidiary of the CCC, is engaged in design and engineering specialized products incorporating recent advances in technologies related to LED's, a lighting device used in industrial and commercial products. During Fiscal 1997, VBT focused on developing new products and seeking new market opportunities. For the year ended December 31, 1997, VBT contributed sales of approximately $368,500 to the sales of the Company. Although there can be no assurance that VBT will realize substantial sales in the foreseeable future, the Company believes that VBT will have opportunity to effect sales in 1998 and subsequent years based on its development activities in Fiscal 1997. VBT generated a loss of approximately $107,800 during the year ended December 31, 1997.

     On October 26, 1996, the Company formed a subsidiary corporation, UBC, for the purpose of expanding into new markets for batteries and battery products. During Fiscal 1997, UBC recorded substantial development and startup costs, including substantial payroll expenses and purchases of inventory, as it established personnel and systems to support anticipated sales. UBC generated a loss of approximately $144,600 in Fiscal 1997.

     On March 19, 1998, Tech Electro Industries, Inc. (the "Company") consummated the acquisition of newly-issued shares of common stock equaling, after issuance, 51% of the issued and outstanding common stock of US Computer Group, Inc. US Computer Group a computer maintenance, systems solution and information technology partner headquartered in Farmingdale, NY with annual revenues in excess of $25 million.

     The transaction was originally announced on December 19, 1997, at which time the Company had agreed to purchase a 62% interest in US Computer Group from Telstar Holdings Ltd. Since the date of that announcement, the Company, US Computer Group and Telstar Holdings have entered into an Amended and Restated Stock Purchase Agreement which was executed and consummated on March 19, 1998. The purchase consideration for the interest in US Computer Group was $1 million, paid in cash. In connection with the acquisition, US Computer Group issued to Telstar Holdings shares of its newly authorized Series E Preferred Stock with a stated value of $2,000,000 in consideration for the conversion of loans made by Telstar Holdings to US Computer Group. The Company obtained the funds for the acquisition through a private placement of shares pursuant to Regulation S of the Securities Act of 1933, as amended, which was previously reported on Form 8-K.

     General and administrative expenses for Fiscal 1997 increased to $2,886,132 from $1,308,176 in Fiscal 1996, due primarily to increased salaries and legal costs, some of which are associated with expansion of the Company's operations, including acquisition of US Computer Group, Inc., which was consummated in March 1998. Salaries paid by the Company increased to approximately $1,186,000 in the year ended December 31, 1997 compared to $566,800 in the year ended December 31, 1996, an increase of approximately 109%. In addition, the Company paid $462,250 in non-cash compensation in the form of restricted stock grants to certain of its senior execution. See Item 10. -- Execution of Compensation. Almost all of the increase in salaries is associated with office employees, including additional sales and clerical staff. Legal fees during the period ending December 31, 1997 were approximately $157,800, an increase of 170% from legal expenses of approximately $59,400 in the year ended December 31, 1996. The increase in legal fees was due primarily to increased administrative and regulatory burdens.

     The Company generated additional interest income in Fiscal 1997 compared to Fiscal 1996 as a result of investments of funds received in the Company's public offering. See, "Market for the Company's Common Equity and Related Stockholders Matters."

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

     The Company's gross profit margin in Fiscal 1996 increased to 29.1% from 27.4% in Fiscal 1995. The increase in gross profit margin was due largely to the increase in the gross profit margin of import products, which increased from 26.3% in Fiscal 1995 to 29% in Fiscal 1996, as well as an increase in the gross margin of batteries and battery assemblies, which increased from 25.4% in Fiscal 1995 to 27.7% in Fiscal 1996.

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

Liquidity and Capital Resources

     The Company maintains a large inventory of products for off-the-shelf sales to its customers. In addition, many of the Company's overseas vendors require advance payments on inventory shipments. The combination of these factors had historically caused the Company to seek working capital through bank and shareholder loans. In order to reduce reliance on borrowings and in order to generate additional funds for expansion of operations, marketing and advertising, the Company consummated a publicly underwritten offering of securities in January 1996 for which the Company raised $2,043,891 (including funds from the sale of warrants), net of offering and other costs of $465,024. In addition, in February 1997, the Company consummated a private sale of securities to six accredited foreign investors, from which it raised $1,870,000 by the Company, and in December 1997, a private sale of securities to three accredited investors, from which it raised $1,600,000, in each case prior to expenses. See, "Market for the Company's Common Equity and Related Stockholders Matters."

     Net cash used by operating activities was $1,627,283 in Fiscal 1997, compared to net cash used by operating activities of $658,029 for Fiscal 1996. The increase in cash used by operations in Fiscal 1997 was mainly due to increased purchases of inventory, and increased general and administrative expenses associated with the Company's expansion, as well as the payment of bonuses to key employees of CCC.

     During the year ended December 31, 1997, the Company realized $3,339,500 from the sale of common stock and, at December 31, 1997, had utilized $450,000 of its existing line of credit to purchase inventory and supplies. During the year ended December 31, 1997, the Company expended $592,772 to repay bank loans and to repay loans from affiliates, and paid $100,684 in dividends on its preferred stock. As a result of these activities, the Company recorded net cash provided by financing activities of $3,072,044 in the year ended December 31, 1997. The Company utilized $500,000 of cash in Fiscal 1997 as a deposit in the acquisition of US Computer Group, Inc., and utilized $320,000 to extend a loan to the holder of the Company's Series B Preferred Stock. This loan matures on September 5. 1998, and is secured by marketable securities. During Fiscal 1997, the Company realized approximately $1,156,000 in cash and cash equivalents from the maturity of certificates of deposit and sales of marketable securities.

     During Fiscal 1996, the Company used funds of $32,220 to pay down loans from banks and shareholders. In addition, as noted above, the Company raised $2,009,976 from the sale of common and preferred stock, and the Company also raised $93,915 from the sale of warrants. The Company also paid $109,500 in dividends. These activities resulted in net cash provided by financing activities of $1,963,671. A significant portion of cash used in Fiscal 1996, $1,012,704, which was used to purchase marketable securities, principally treasury securities and certificates of deposit, resulted from cash generated in its public offering.

     At December 31, 1996, the Company had net working capital of $2,487,945, which had increased by year end December 31, 1997 to $3,929,244. This increase was primarily a result of the consummation of two private placements of common stock under Regulation S which were consummated in February and in December, respectively. See, "Market for Common Equity and Related Stockholder Matters."

     The Company paid in full on March 31, 1997 a loan of $200,000 due to NationsBank Texas, N.A. This note was secured by a $214,336 certificate of deposit as well as a personal guarantee. In addition, the Company owed at December 31, 1997 $425,000 under a $750,000 line of credit at Texas Central Bank, secured by inventory and automotive equipment. This loan matures on June 30, 1998.

     At December 31, 1996, the Company owed an aggregate of $245,000 to the President of the Company, his wife and a family Partnership. These unsecured notes were due on March 31, 1997 and were repaid on that date.

     In December 1997, the Company announced that it had entered into an agreement to acquire a controlling interest in U.S. Computer Group, Inc. ("USCG") a New York corporation specializing in the design, installation and maintenance of computer systems and networks. The Company and USCG consummated the transaction on March 19, 1998. As part of the transaction, the Company invested $1,000,000 in USCG, the funds for which were obtained from a private placement to three foreign accredited investors in December 1997. See, "Description of Business - Recent Acquisition" and "Market for the Company's Common Equity and Related Stockholder Matters."

Forward-Looking Statements

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

Year 2000 Compliance and Costs

     The Company is in the process of identifying operating and application software challenges related to the year 2000. The Company has not yet prepared enhancements of the software in its older systems to the extent that Year 2000 compliance requires a software modification; however the Company intends to take such action if it determines that such action will be required in its internal operations or requested by its customers. The Company currently anticipates that the cost to the Company of such software enhancements, including installation costs and related expenses, will total approximately $50,000 to $100,000. This expense is not anticipated to be material to the Company's financial position or future results of operations in any given year, although there can be no assurance that presently unforeseen computer programming difficulties will not arise.

Item 7.  Financial Statements

     Information required by this item appears in the Consolidated Financial Statements and Report of Independent Certified Public Accountants of Tech Electro Industries, Inc. and Subsidiaries contained herein.


Item 8. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

     On February 13, 1998, the Company retained King Griffin & Adamson P.C. as its independent public accountants. The engagement of King Griffin & Adamson P.C. was approved by the Company's Board of Directors. The Company had announced on Form 8-K filed on June 27, 1997, that it had engaged Deloitte & Touche, LLP; however, the Company was never accepted as a client by Deloitte & Touche, LLP, and the Company has determined not to retain Deloitte & Touche, LLP as its independent public accountants. Deloitte & Touche, LLP has not audited any financial statements nor reviewed any interim financial information of the Company or any subsidiary of the Company, nor has the Company consulted with Deloitte & Touche, LLP as to any accounting principles or practices, financial statements or disclosures, or auditing scopes or procedures, except for a brief consultation ($3,400) in coordination with King Griffin & Adamson P.C. regarding financial statement disclosure.

     As previously disclosed, King Griffin & Adamson P.C., and its predecessor, King, Burns & Company, P.C. audited the Company's financial statements for the fiscal years ended December 31, 1996 and 1995. For the Company's fiscal years ended December 31, 1996 and 1995, the financial statements did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles by King Griffin & Adamson P.C., or its predecessor King, Burns & Company, P.C.

                                    Part III


Item 9.  Directors, Executive Officers, Promoters and Control Persons

               (a) At December 31, 1997 the following persons served as directors of Company:

 Name and Age                      Position with Company         Director Since
 ------------                      ---------------------         --------------
 William Kim Wah Tan (55)          Chairman of the Board,             1997
                                   President, Chief Executive
                                   Officer  and Director

 Sadasuke Gomi (26)                Vice President, Secretary          1997
                                   and Director (1)

 Kim Yeow Tan (58)                 Director                           1997

 Steven E. Scott (49)              Executive Vice President           1997
                                   and Director

 Ian Colin Edmonds (25)            Director                           1997

______________________
(1) Mr. Gomi served as a Corporate Secretary of TEI until his resignation in February 1998.

     All directors of Company are elected at the annual shareholder meeting and serve as such directors until the next annual meeting of shareholders. Directors may be re-elected at such succeeding annual meeting so as to succeed themselves. All employees of Company who are also directors do not receive compensation for serving as such directors. Outside (non-employee) directors receive Five Hundred Dollars ($500.00) compensation for attendance at director meetings.

     (b) Executive Officers of Company:

     William Kim Wah Tan was elected Chairman of the Board, President, Chief Executive Officer and director of the Company on February 11, 1997.

     Kim Yeow Tan was elected director and Vice-President of the Company on February 11, 1997. Mr. Kim Yeow Tan resigned as Vice-President of the Company in July 1997.

     Sadasuke Gomi was elected director, Vice-President, and Secretary of the Company on February 11, 1997. Mr. Gomi resigned as Secretary of the Company on February 16, 1998.

     Steven Scott was appointed Executive Vice President of the Company in May 1997. He was elected a director of the Company in July 1997.

     David Kaye was appointed Chief Financial Officer of the Company in January 1998.

     Mee Mee Tan was appointed Secretary of the Company in February 1998. Ms. Tan is the daughter of Mr. Kim Wah Tan.

     Craig D. La Taste, (71), served as Chairman of the Board, President and Chief Executive Officer of the Company throughout Fiscal 1996. He resigned as Chairman of the Board, President and Chief Executive Officer of the Company on February 11, 1997. He was replaced in these offices by Mr. William Kim Wah Tan. Mr. La Taste is President and a director of CCC, VBT and UBC.


     (c) Significant and Key Employees:

         Julie A. Sansom-Reese, (35)        Chief Financial Officer of CCC.

         Randy Hardin (37)                  Vice-President of UBC.

         Jim Thompson (59)                  Vice-President of VBT.

         Bernard Silverman (43)             Vice-President of VBT.


     (d) Business Experience:

     WILLIAM KIM WAH TAN, Chairman of the Board, Chief Executive Officer, President and director. For the past twenty years, Mr. William Kim Wah Tan has been active as an entrepreneur in the fields of finance, general insurance, property development and management. Mr. William Kim Wah Tan has held senior management positions in a number of financing, insurance, textile, property development and related businesses. He is the brother of Mr. Kim Yeow Tan.

     KIM YEOW TAN, Vice-President and director. Mr. Kim Yeow Tan is a graduate of the Malayan Teachers Training College and holds a Bachelor of Science Degree in Business Administration from Century University, United States. For the past fifteen years, Mr. Kim Yeow Tan has been active as an entrepreneur in the fields of finance, general insurance, property development and management. Mr. Kim Yeow Tan has held senior management positions in finance companies, insurance companies, textile and property development and related businesses. He is the brother of Mr. William Kim Wah Tan.

     SADASUKE GOMI, director. Mr. Gomi, age 26, is a graduate of Mejii University in Japan, where he received a bachelor's degree in commerce. Mr. Gomi, in addition to serving as Corporate Secretary, also serves as a Vice President and director of the Company.

     STEVEN SCOTT, Executive Vice President and a director of the Company. Prior to joining the Company, Mr. Scott, age 49, was a Senior Vice President for Sales at Dean Witter Reynolds Incorporated, a broker-dealer and investment banker from November 1995 through March 1997. Prior to that position, he served as a Senior Vice President - Sales at Prudential Securities from June 1994 to November 1997, and as a Senior Vice President - Sales for H.J. Meyers & Co., Inc. prior to June 1994. Mr. Scott was appointed Executive Vice President in May 1997 and was elected a director of the Company in July 1997.

     IAN COLIN EDMONDS, director. Mr Edmonds, age 25, is a graduate of the University of Denver, where he received a bachelors degree in June, 1996. Following graduation and through December 1997, he was assistant product manager at Information Handling Services in Denver, Colorado. Mr. Edmonds has served as a director of the Company since July 1997.

     CRAIG D. LA TASTE, President and director, CCC. Mr. La Taste is 71 years old, and was born in Dallas, Texas. Mr. La Taste received a public school education in Dallas and earned a BSEE degree from Southern Methodist University, Dallas, Texas. From 1963 to July, 1991, Mr. La Taste was President of Dunbar Associates, Inc., a Dallas, Texas-based electronic components sales firm, which merged into CCC. From 1985 to the present, Mr. La Taste has served as President and director of CCC. Mr. La Taste is also President and a director of VBT and UBC.

     JULIE A. SANSOM-REESE, Treasurer, CCC. Ms. Sansom-Reese, aged 35, was born in Midland, Texas, and received a public school education in Odessa, Texas. Ms. Sansom-Reese attended Odessa Junior College, Odessa, Texas, and the University of Texas of the Permian Basin, Odessa, Texas. Ms. Sansom- Reese earned a B.A. degree in Business from Texas Tech University, Lubbock, Texas. Since August, 1986, Ms. Sansom-Reese has served as Comptroller and Treasurer of Computer Components Corporation, the Company's subsidiary.

     DAVID KAYE, Chief Financial Officer. Mr. Kaye, age 61, is a certified public accountant and served as President and Chairman of the Board of Kaye Kotts Associates, Inc., a tax mediation firm, from 1989 to February 1998, when the firm ceased operations. Mr. Kaye currently operates IRS Solutions, a tax mediation firm, in addition to serving as Chief Financial officer of the Company. Kaye, Kotts & Associates, Inc., filed for protection under Chapter 11 (reorganization) of the federal bankruptcy laws, which case was converted to a chapter 7 (liquidation) in February 1998.

     MEE MEE TAN, age 22, is a graduate of the University of Denver majoring in marketing. She is the daughter of Mr. William Kim Wah Tan.

     No family relationship exist among any of the executive officers or directors of Company or persons nominated or chosen to become directors or executive officers, except that Messrs. Kim Yeow Tan and William Kim Wah Tan are brothers, and Mee Mee Tan is the daughter of Mr. William Kim Wah Tan.


Item 10.  Executive Compensation

     The following table sets forth the aggregate cash compensation paid by the Company during its year ended December 31, 1997, to the CEO of the Company and each of the Company's executive officers whose total cash compensation from the Company exceeded $100,000, and to all executive officers as a group.

                           SUMMARY COMPENSATION TABLE




                                                                                         Long Term Compensation
                                                                       ---------------------------------------------------------
                                          Annual Compensation                      Awards                       Payouts
                                -------------------------------------  ---------------------------------------------------------
Name and         Fiscal Year     Salary ($)  Bonus ($)   Other Annual   Restricted       Securities         LTIP       All other
Principal        Ended                                   Compensation    stock            Underlying       Payouts      compen-
Position         December                                  ($)(1)      award(s) ($)     Options/SAR's        ($)       sation ($)
                 31                                                                      (#)
---------        -----------    ----------   --------    ------------  -----------       ------------     --------    ----------
William Kim           1997            0            0           0      $393,750(2)       100,000(2)            0            0
Wah Tan
Chairman of
the Board,
President and
Chief
Executive
Officer
                      1996          N/A          N/A         N/A           N/A              N/A             N/A            N/A
                      1995          N/A          N/A         N/A           N/A              N/A             N/A            N/A

Craig D. La           1997      $75,000      $50,000      $1,391             0                0               0            0
Taste
President,
Computer
Components
Corporation*
                      1996      $60,000            0      $4,649             0           35,000         $99,651            0
                      1995      $41,999.89         0      $1,774             0                0               0            0

Steven Scott          1997      $75,000            0           0      $112,500(3)        50,000(2)            0            0
Executive
Vice
President
and Director
                      1996          N/A          N/A         N/A           N/A              N/A             N/A            N/A
                      1995          N/A          N/A         N/A           N/A              N/A             N/A            N/A

________________________

[FN]
*Mr. La Taste served as Chairman of the Board, President and Chief Executive Officer of TEI until February 11, 1997.

(1) Represents non-cash compensation in the form of use of a car and related expenses and life insurance.

(2) In February 1997, the Company agreed to pay Mr. Tan $10,000 per month for services as the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Tan agreed to accrue such salary and did not receive any cash compensation in fiscal 1997. On February 20, 1998, the Company issued to Mr. Tan 100,000 shares of common stock, valued at $2.25 per share, and compen sation for services rendered to the Company, and an additional 75,000 shares of Common Stock in repayment of expenses and advances incurred by Mr. Tan on behalf of the Company. Concurrently with the issuance of the foregoing shares, the Company granted to Mr. Tan options to acquire 100,000 shares of common stock, which options are exercisable over a period of two years from the date of issuance, at an exercise price of $5.00 per share.

(3) On February 20, 1998, the Company issued to Mr. Steven Scott, Executive Vice President of the Company, 50,000 shares of common stock, valued at $2.25 per share, as consideration for services rendered to the Company. Concurrently with the issuance of the foregoing shares, the Company granted to Mr. Scott options to acquire an additional 50,000 shares of common stock, exercisable over a period of two years from the date of issuance, at an exercise price of $5.00.

     On February 11, 1997, CCC and Craig D. La Taste entered into an employment agreement replacing an agreement previously entered into by the Company and Mr. La Taste on February 1, 1996. The Agreement has a term commencing on January 1, 1997 and terminating on December 31, 2002, and provides for, among other things, minimum compensation of $75,000 during the year ending December 31, 1997, and rising to $120,000 per year during the years ending December 31, 2000 and 2001. The Agreement also provides that if Mr. La Taste's employment is terminated by CCC without cause, Mr. La Taste will be entitled to receive the amount remaining unpaid for the full term of the Agreement, plus an amount equal to twice that sum.

                              Deferred Compensation

     In 1981, Dunbar Associates, Inc. established a non-qualified deferred compensation plan for the benefit of its corporate officers. Computer Components Corporation assumed such liability upon the merger with Dunbar Associates, Inc. The accrued benefits under such plan were payable to Craig D. La Taste, the Company's Chairman of the Board, President and Chief Executive Officer through Fiscal 1996. The amount accrued under such plan at December 31, 1995 was $99,651. Such amount was paid to Mr. La Taste on December 10, 1996. There were no contributions to the plan during the year ended December 31, 1997.

Incentive Stock Option Plans

     1995 INCENTIVE STOCK OPTION PLAN. On August 16, 1995, shareholders of the Company adopted the 1995 Incentive Stock Option Plan (the "Plan") covering
125,000 shares of Common Stock of the Company. Under the Plan, the Board of Directors may grant to officers and key employees of the Company "incentive stock options" (intended to qualify as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended) to purchase the number of shares of Common Stock covered by such options through December 31, 1996. During Fiscal 1996 119,000 options were granted under the Plan. No options were granted under the Plan in Fiscal 1997.

     1997 INCENTIVE STOCK OPTION PLAN. On July 12, 1996 the Company's Board of Directors approved and adopted the 1997 Incentive Stock Option Plan for an aggregate of 250,000 shares of common stock. The 1997 Incentive Stock Option Plan was adopted by the Shareholders of the Company at its annual meeting on July 18, 1997. No options have been granted under the 1997 Plan. The 1997 Plan is substantially identical to the 1995 Plan except as to the number of options (250,000) and the expiration date of granting of options under the 1997 Plan is December 31, 1999. The 1997 Plan was ratified at the Company's annual meeting of shareholders in July 1997.

     The Company did not grant any options under either the 1997 Plan or the 1995 Plan in fiscal 1997.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     (a) The following table sets forth, as of the Record Date, the only persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, Series A Stock, and Series B Stock:



                                Common                           Series A                    Series B
                                Stock                            Stock                       Stock
                                -----------                      -----------                 -----------
                                Amount                           Amount                      Amount
                                and                              and                         and
                                Nature of                        Nature of                   Nature of                     % of
                                Beneficial         % of          Beneficial       % of       Beneficial      % of          Voting
Name and Address                Ownership(1)       Class(2)      Ownership(1)     Class(2)   Ownership(1)    Class(2)      Power(3)
----------------                ------------       --------      ------------     --------   ------------    --------      -------
William Kim Wah                 465,000            11.59%        5,000              1.78%           0              0        10.37%
Tan                             Direct and                       (through
No. 18 Jalan Sri                Indirect(4)                      ownership of
Semantan 1                                                       5,000 units)
Damansara Heights
50490
Kuala Lumpur
Malaysia

Craig D. La Taste               433,722            11.37%
4300 Wiley Post Rd.             Direct(5)                               0              0            0              0        9.67%
Dallas, TX 75244
USA

Synergy System                  385,000            10.01%
Limited                         Direct(6)                               0              0            0              0        8.58%
3A Lauderdale Road
Maida Vale
London W9 1LT
United Kingdom

Equator Holdings,               385,000            10.01%
Inc.                            Direct(6)                               0              0            0              0        8.58%
Block 126 #19-372
Bukit Merah View
Singapore 151126

Fleet Security                  385,000            10.01%
Investment Ltd.                 Direct(6)                               0              0            0              0        8.58%
P.O. Box 901
Road Town
British Virgin
Islands


                                Common                           Series A                    Series B
                                Stock                            Stock                       Stock
                                ------------                     ------------                ------------
                                Amount                           Amount                      Amount
                                and                              and                         and
                                Nature of                        Nature of                   Nature of                     % of
                                Beneficial         % of          Beneficial       % of       Beneficial      % of          Voting
Name and Address                Ownership(1)       Class(2)      Ownership(1)     Class(2)   Ownership(1)    Class(2)      Power(3)
----------------                ------------       --------      ------------     --------   ------------    --------      -------
Asean Broker                    385,000            10.01%               0              0            0              0        8.58%
Limited                         Direct(6)
Flat 1, 51 Queens
Gate Terrace
London, SW7 5PL
United Kingdom

Eurasia Securities,             385,000            10.01%
Ltd.                            Direct(6)                               0              0            0              0        8.58%
No. 11 Jalan
Medang
Bukit Bandaraya
59100 Kuala
Lumpur
Malaysia

Jason Tan Highway               668,000(7)         17.47%               0             0            0               0       14.89%
Wisma Cosway #12-
02, Jln. Raja
Chulan
50200 Kuala
Lumpur
Malaysia

Wooi Hou Tan                    666,000(8)         17.47%               0             0            0               0       14.89%
Fikrst Floor Flat
53 Gloucester Road
London, England
SW74QN
United Kingdom

Mutsuko Gomi                    666,000(8)         17.47%               0             0            0               0       14.89%
1367-31 Kawana Ito-
Shi
Japan 414

________________________
[FN]
(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares (other than shares subject to options).

(2) Percent of class is based on the number of shares outstanding on the Record Date. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options or other convertible rights issued by the Company which are not exercisable within 60 days from the date hereof.

(3) In order to reflect the voting rights of the Common Stock, Series A Stock and Series B Stock as of the Record Date, the above percentage is not based on shares which a holder has the right to acquire within 60 days, if such right has not been exercised as of the Record Date. However, all shares which a holder has the right to acquire within 60 days are accounted for in the percentage of class calculations for each of the individual type of securities accounted for in this table. See footnote 2 above.

(4) Includes options to acquire 100,000 shares of common stock exercisable within 60 days of March 15, 1998, and options held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, to acquire 100,000 shares of common stock which are exercisable within 60 days of March 15, 1998, and 5,000 Units, with each Unit convertible within 60 days of March 15, 1998, into one share of common stock and one share of Preferred Stock, of which one share of Preferred Stock is convertible into two shares of common stock.

(5) Mr. La Taste, a Director of the Company has direct ownership of 417,055 shares of Common Stock, and as of March 1, 1995, as a partner of La Taste Enterprises (with his two children), he is owner of 16,667 shares of Common Stock which shares have been included in the percent of shares shown herein. In addition, Mr. La Taste has been issued 35,000 options, each to acquire one share of Common Stock. 8,750 of such options are currently exercisable and are included in the percent of shares shown herein. Mr. La Taste's wife, Jacqueline Green La Taste, is the owner of 24,212 shares of Common Stock which she received in 1994 as an inheritance. Mr. La Taste disclaims any beneficial interest in these shares. Mr. La Taste's children are beneficiaries of the La Taste Children's Trust which owns 46,317 shares of Common Stock of the Company. Mr. La Taste also disclaims any beneficial interest in these shares.

(6) Includes, in each case, options to acquire 180,000 shares of Common Stock which are currently exercisable.

(7) Includes options to acquire 334,000 shares of common stock exercisable within 60 days of March 15, 1998.

(8) Includes options to acquire 333,000 shares of common stock exercisable within 60 days of March 15, 1998.

                  (b) The following table sets forth the number of shares of Common Stock of the Company owned by each director and by all directors and officers as a group as of March 5, 1998:



                               Common                          Series A                    Series B
                               Stock                           Stock                       Stock
                               ------------                    ------------                ------------
                               Amount                          Amount                      Amount
                               and                             and                         and
                               Nature of                       Nature of                   Nature of                      % of
                               Beneficial         % of         Beneficial       % of       Beneficial      % of           Voting
Name and Address               Ownership(1)       Class(2)     Ownership(1)     Class(2)   Ownership(1)    Class(2)       Power(3)
----------------               ------------       --------     ------------     --------   ------------    --------       --------
William Kim Wah                465,000            11.59%       5,000         1.78%             0        0              10.37%
Tan                            Direct and                      (through
No. 18 Jalan Sri               Indirect(4)                     ownership of
Semantan 1                                                     5,000 units)
Damansara
Heights
50490 Kuala
Lumpur

Craig D. La Taste              433,722            11.37%
4300 Wiley Post                Direct(5)                              0              0            0               0       9.67%
Rd.
Dallas, TX 75244


                               Common                          Series A                    Series B
                               Stock                           Stock                       Stock
                               ------------                    ------------                ------------
                               Amount                          Amount                      Amount
                               and                             and                         and
                               Nature of                       Nature of                   Nature of                      % of
                               Beneficial         % of         Beneficial       % of       Beneficial      % of           Voting
Name and Address               Ownership(1)       Class(2)     Ownership(1)     Class(2)   Ownership(1)    Class(2)       Power(3)
----------------               ------------       --------     ------------     --------   ------------    --------       --------
Sadasuke Gomi                  385,000            10.01%              0             0             0              0        8.58%
2941 Main Street               Indirect(6)
Suite 300-B
Santa Monica, CA
90405

Kim Yeow Tan                   385,000(7)         10.01%              0             0             0              0        8.58%
2941 Main Street
Suite 300-B
Santa Monica, CA
90405

Steven E. Scott                100,000(8)         2.62%               0             0             0              0        *
2941 Main Street
Suite 300-B
Santa Monica, CA
90405

Ian Colin                              0          0                   0             0             0              0        *
Edmonds
2941 Main Street
Suite 300-B
Santa Monica, CA
90405

David Kaye                             0          0                   0             0             0              0        *
2941 Main Street
Suite 300-B
Santa Monica, CA
90405

All Directors and              1,815,396          42.46%            5,000         1.78%           0              0        40.70%
Executive Officers
as a Group (7
persons)

_________________________
[FN]

(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares (other than shares subject to options).

(2) Percent of class is based on the number of shares outstanding on the Record Date. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options or other convertible rights issued by the Company which are not exercisable within 60 days from the date hereof.

(3) In order to reflect the voting rights of the Common Stock, Series A Stock and Series B Stock as of the Record Date, the above percentage is not based on shares which a holder has the right to acquire within 60 days, if such right has not been exercised as of the Record Date. However, all shares which a holder has the right to acquire within 60 days are accounted for in the percentage of class calculations for each of the individual type of securities accounted for in this table. See footnote 2 above.

(4) Includes options to acquire 100,000 shares of common stock exercisable within 60 days of March 15, 1998, and options held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, to acquire 100,000 shares of common stock which are exercisable within 60 days of March 15, 1998, and 5,000 Units, with each Unit convertible within 60 days of March 15, 1998, into one share of common stock and one share of Preferred Stock, of which one share of Preferred Stock is convertible into two shares of common stock.

(5) Mr. La Taste, a Director of the Company has direct ownership of 417,055 shares of Common Stock, and as of March 1, 1995, as a partner of La Taste Enterprises (with his two children), he is owner of 16,667 shares of Common Stock which shares have been included in the percent of shares shown herein. In addition, Mr. La Taste has been issued 35,000 options, each to acquire one share of Common Stock. 8,750 of such options are currently exercisable and are included in the percent of shares shown herein. Mr. La Taste's wife, Jacqueline Green La Taste, is the owner of 24,212 shares of Common Stock which she received in 1994 as an inheritance. Mr. La Taste disclaims any beneficial interest in these shares. Mr. La Taste's children are beneficiaries of the La Taste Children's Trust which owns 46,317 shares of Common Stock of the Company. Mr. La Taste also disclaims any beneficial interest in these shares.

(6) All shares held by Mr. Gomi are attributed to him through Fleet Security Investments, Inc., of which Mr. Gomi is a director. This sum also includes options to acquire 180,000 shares of common stock exercisable within 60 days of March 5, 1998.

(7) All shares held by Mr. Kim Yeow Tan are attributed to him through Eurasia Securities, Inc., of which Mr. Kim Yeow Tan is a director. This sum also includes options to acquire 180,000 shares of common stock exercisable within 60 days of March 5, 1998.

(8) Includes options to acquire 50,000 shares of common stock exercisable within 60 days of March 5, 1998.

Item 12.  Certain Relationships and Related Transactions

     Craig D. La Taste, while Chairman of the Board, President and Chief Executive Officer and a director of TEI, guaranteed personally a $200,000 promissory note of TEI to Nations Bank on March 31, 1996. The note was secured by a certificate of deposit held by the Company in a principal amount exceeding the amount of the debt. The loan was paid in full in March 1997. See, "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity."

     CCC is also the maker of two unsecured notes given to evidence cash loans in like amounts in favor of Jacqueline La Taste, wife of Craig D. La Taste, in the aggregate principal amount of $245,000. The first note is the principal amount of $145,000, with interest accruing and payable monthly at 10.25% per annum. The second note is in the principal amount of $100,000, with interest accruing and payable monthly at the rate of 9.5% per annum. The loan was paid in full in March, 1997. See, "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity."

     The Company leases its office and warehouse premises from La Taste Enterprises, a partnership comprised of Mr. La Taste and members of his family. The current lease is for a term ending December 31, 2001 and provides for an annual base rent of $67,200.

     The Company engaged Placement & Acceptance, Inc. ("PAI"), a British Virgin Islands corporation, to effect a private placement of securities which was consummated in December 1997. See "Market for the Company's Equity and Related Stockholder Matters." PAI received fees of $112,000, inclusive of expenses, for acting as sales agent in the placement.

Item 13.  Exhibits and Reports on Form 8-K

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

          10.1 Sales Agent Agreement between the Company and Placement & Acceptance, Inc., dated February 10, 1997 (incorporated by reference to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1996).

          10.2 Subscription Agreement between the Company and Placement & Acceptance, Inc., dated February 10, 1997 (incorporated by reference to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1996).

          10.3 Subscription Agreement between the Company and Synergy System Limited, dated February 10, 1997, with option to purchase shares of Company common stock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

          10.4 Subscription Agreement between the Company and Equator Holdings Inc., dated February 10, 1997, with option to purchase shares of Company common stock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                1996).

          10.5 Subscription Agreement between the Company and Fleet Security Investment Ltd, dated February 10, 1997, with option to purchase shares of Company common stock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

          10.6 Subscription Agreement between the Company and Asian Brokers Limited, dated February 10, 1997, with option to purchase shares of Company common stock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

          10.7 Subscription Agreement between the Company and Eurasia Securities Ltd, dated February 10, 1997, with option to purchase shares of Company common stock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

          10.8 Employment Agreement between Computer Components Corporation and Craig D. La Taste, entered into February 11, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

          10.9 Sales Agent Agreement between the Company and Placement & Acceptance, Inc., dated October 16, 1997 (incorporated by reference to the Company's Current Report on Form 8-K, filed January 5, 1998).

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

         b.       Reports on Form 8-K.

          No reports on Form 8-K were filed in the last quarter of the period covered by this Report.

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                          INDEX TO FINANCIAL STATEMENTS
                              FILED ON FORM 10-KSB

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants                      F-3

Financial Statements

   Consolidated Balance Sheets as of December 31, 1997 and 1996         F-4

   Consolidated Statements of Operations
      for the years ended December 31, 1997 and 1996                    F-6

   Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 1997 and 1996                    F-7

   Consolidated Statements of Cash Flows
      for the years ended December 31, 1997 and 1996                    F-9

   Notes to Consolidated Financial Statements                           F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders and Board of Directors
Tech Electro Industries, Inc. and Subsidiaries


We have audited the consolidated balance sheets of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                         KING GRIFFIN & ADAMSON P.C.



Dallas, Texas
March 3, 1998, except for Note P for which the date is March 19, 1998

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                                     ASSETS

                                                        1997            1996
                                                     ----------      ----------
CURRENT ASSETS
   Cash and cash equivalents                         $1,918,604        $261,973
   Marketable securities
    (including restricted certificate
     of deposit of $214,336 in 1996)                     96,063       1,151,836
   Accounts and notes receivable
    Trade,
     net of allowance for doubtful accounts
     of $16,000 and $4,500 in 1997 and
     1996, respectively                                 974,604         357,674
    Notes                                               362,153          15,000
    Other                                                34,942          22,209
   Inventory                                          1,801,034       1,493,132
   Prepaid expenses and other                           211,351          80,943
                                                     ----------      ----------

        Total current assets                          5,398,751       3,382,767
                                                     ----------      ----------

PROPERTY AND EQUIPMENT
   Machinery and equipment                              412,941         316,732
   Furniture and fixtures                               178,735         147,359
   Vehicles                                              21,943          21,943
   Leasehold improvements                                32,534            --
                                                     ----------      ----------
                                                        646,153         486,034
   Less accumulated depreciation
    and amortization                                   (337,269)       (293,882)
                                                     ----------      ----------

        Net property and equipment                      308,884         192,152
                                                     ----------      ----------

OTHER ASSETS
   Notes receivable                                      49,997         113,538
   Deposit on future acquisition                        500,000               -
   Other                                                    290           2,428
                                                     ----------      ----------

        Total other assets                              550,287         115,966
                                                     ----------      ----------

TOTAL ASSETS                                         $6,257,922      $3,690,885
                                                     ==========      ==========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                           December 31, 1997 and 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1997            1996
                                                    -----------     -----------
CURRENT LIABILITIES
   Notes payable to banks                              $425,000        $347,772
   Notes payable to related party                          --           245,000
   Trade accounts payable                               467,822         267,125
   Accrued liabilities                                  548,273          21,466
   Dividends payable                                     28,432          13,459
                                                    -----------     -----------
        Total current liabilities                     1,469,527         894,822
                                                    -----------     -----------


MINORITY INTEREST IN SUBSIDIARY                          29,202          76,933

COMMITMENTS AND CONTINGENCIES
   (Notes E, F, J, M and N)

STOCKHOLDERS' EQUITY
   Preferred stock - $1.00 par value; 1,000,000
    shares authorized;  65,000 Class B issued
    and outstanding in 1997 and 1996, liquidation
    preference of $341,250; 254,934 and 300,000
    Class A issued and outstanding in 1997 and
    1996, respectively; liquidation preference
    of $1,338,404                                       319,934         365,000

   Common stock - $0.01 par value; 10,000,000
    shares authorized, 3,498,407 and 1,308,275
    shares issued and outstanding during 1997
    and 1996, respectively                               34,985          13,083

   Additional paid-in capital                         5,713,866       2,350,202

   (Accumulated deficit) retained earnings           (1,334,216)         66,049

   Net unrealized gain (loss),
    marketable securities                                24,624         (75,204)
                                                    -----------     -----------
                                                      4,759,193       2,719,130
                                                    -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $6,257,922      $3,690,885
                                                    ===========     ===========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 1997 and 1996


                                                         1997           1996
                                                     -----------    -----------

SALES                                                 $6,666,837     $3,840,075

COST OF GOODS SOLD                                     4,905,755      2,724,518
                                                     -----------    -----------
GROSS PROFIT                                           1,761,082      1,115,557

OPERATING EXPENSES
   Selling, general and administrative                 2,886,132      1,308,176
   Provision for slow moving inventory                   288,300        138,800
                                                     -----------    -----------
                                                       3,174,432      1,446,976

LOSS FROM OPERATIONS                                  (1,413,350)      (331,419)

OTHER INCOME (EXPENSES)
   Interest income                                        99,862         86,828
   Interest expense                                      (30,072)       (58,566)
   Realized loss on sale of marketable
    securities                                           (31,667)             -
   Gain on foreign exchange                                9,668              -
   Other                                                  18,247              -
                                                     -----------    -----------
                                                          66,038         28,262

MINORITY INTEREST SHARE OF LOSS OF SUBSIDIARY             47,731          6,062
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                              (1,299,581)      (297,095)

INCOME TAX EXPENSE                                          --           39,467
                                                     -----------    -----------

NET LOSS                                             $(1,299,581)     $(336,562)
                                                     ===========    ===========

Net loss attributable to common shareholders         $(1,405,419)     $(459,521)
                                                     ===========    ===========

Basic and diluted net loss per share
 attributable to common shareholders                      $(0.59)        $(0.36)
                                                     ===========    ===========

Number of weighted-average shares
 of common stock outstanding
 (basic and diluted)                                   2,382,814      1,281,974
                                                     ===========    ===========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996


                                                                                          (Accumulated
                               Preferred Stock          Common Stock         Additional      Deficit)
                             Number of              Number of                 paid-in       Retained     Marketable
                              Shares     Amount      Shares       Amount      Capital       Earnings     Securities     Total
                              ------     ------     ---------    -------      --------     ---------     ----------   ----------
Balances at
 January 1, 1996              65,000     $65,000    1,008,275    $10,083      $630,806     $525,570        $      -   $1,231,459

Allocation of capital to
 minority interest owner
 resulting from dispro-
 portionate contributions
 of capital on formation
 of UBC                            -           -            -          -       (81,495)           -               -      (81,495)

Issuance of 600,000
 warrants                          -           -            -          -        60,000            -               -       60,000

Public offering
 300,000 Units               300,000     300,000      300,000      3,000     1,706,976            -               -    2,009,976
 345,000 Warrants                  -           -            -          -        33,915            -               -       33,915

Net loss for the year              -           -            -          -             -     (336,562)              -     (336,562)

Net unrealized loss
 on marketable
 securities                        -           -            -          -             -            -         (75,204)     (75,204)

Dividends paid                     -           -            -          -             -     (122,959)              -     (122,959)
                             -------    --------    ---------    -------      --------     ---------     ----------   ----------
Balances at
 December 31, 1996           365,000    $365,000    1,308,275    $13,083    $2,350,202      $66,049        $(75,204)  $2,719,130


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996



                                                                                           (Accumulated
                               Preferred Stock            Common Stock         Additional     Deficit)
                            Number of                 Number of                 paid-in      Retained     Marketable
                             Shares       Amount        Shares      Amount      Capital      Earnings     Securities     Total
                            ---------   -----------   ----------  ----------  -----------   -----------   ----------  -----------
Issuance of common stock
   for cash and receivable          -      $      -    2,100,000     $21,000   $3,319,500   $         -  $         -   $3,340,500

Conversions of preferred
   stock into common stock    (45,066)      (45,066)      90,132         902       44,164             -            -            -

Net loss for 1997                   -             -            -           -            -    (1,299,581)           -   (1,299,581)

Net unrealized gain on
   marketable securities            -             -            -           -            -             -       99,828       99,828

Dividends paid                      -             -            -           -            -      (100,684)           -     (100,684)
                            ---------   -----------   ----------  ----------  -----------   -----------   ----------  -----------
                              319,934      $319,934    3,498,407     $34,985   $5,713,866   $(1,334,216)     $24,624   $4,759,193
                            =========   ===========   ==========  ==========  ===========   ===========   ==========  ===========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996


                                                         1997           1996
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(1,299,581)     $(336,562)
Adjustments to reconcile net loss to net cash
   used by operating activities
     Depreciation and amortization                        43,387         26,180
     Provision for bad debts                              11,500              -
     Provision for slow moving inventory                 288,300        138,800
     Deferred income taxes                                     -         39,467
     Minority interest share of loss in subsidiary       (47,731)        (6,062)
     (Increase) decrease in:
        Accounts receivable - trade                     (628,430)        20,817
        Accounts receivable - other                      (12,733)        (3,261)
        Inventory                                       (596,202)      (458,328)
        Prepaid expenses and other                      (130,408)        38,560
        Other assets                                       2,138           (400)
     Increase (decrease) in:
        Trade accounts payable                           200,697        (19,565)
        Accrued liabilities                              526,807          1,976
        Dividends payable                                 14,973              -
        Deferred compensation                                  -        (99,651)
                                                     -----------    -----------
Net cash used by operating activities                 (1,627,283)      (658,029)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                  (160,119)       (69,853)
   Purchase of certificate of deposit                          -        (10,493)
   Advances on notes receivable                         (320,000)             -
   Advances on note receivable to shareholders                 -       (127,312)
   Payments received on note receivable
    to shareholder                                        36,388         35,260
   Maturity of certificates of deposit                   464,336              -
   Net sale (purchase) of marketable securities          691,265     (1,012,704)
   Deposit on future acquisition                        (500,000)             -
                                                     -----------    -----------
Net cash provided (used) by investing activities         211,870     (1,185,102)
                                                     -----------    -----------

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.


                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     Years ended December 31, 1997 and 1996


                                                        1997           1996
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on bank line of credit                   425,000        (12,220)
   Payments on loans from other banks                   (347,772)             -
   Payments on loans from affiliates                    (245,000)             -
   Payments on stockholder loans                               -        (20,000)
   Proceeds on sale of warrants                                -         93,915
   Net proceeds on sale of common and
    preferred shares                                   3,340,500      2,009,976
   Sale of common shares in UBC to
    minority stockholders                                      -          1,500
   Dividends paid                                       (100,684)      (109,500)
                                                     -----------    -----------
Net cash provided by financing activities              3,072,044      1,963,671
                                                     -----------    -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                         $1,656,631       $120,540

Cash and cash equivalents at beginning of year           261,973        141,433
                                                     -----------    -----------

Cash and cash equivalents at end of year              $1,918,604       $261,973
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
INTEREST AND INCOME TAXES PAID

     Interest paid on borrowings                         $30,072        $58,084
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
NVESTING AND FINANCING ACTIVITIES

     Preferred stock conversions into common stock       $45,066    $         -
                                                     ===========    ===========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. On January 31, 1992, TEI acquired 100% of the outstanding common stock of Computer Components Corporation ("CCC"). In February, 1996, the Company filed a Form SB-2 Registration Statement and completed a public offering (see Note H). The net proceeds from the public offering amounted to $2,043,891, (including warrants). On June 1, 1996, pursuant to a Stock Exchange Agreement, the Company acquired 100% of the outstanding common shares of Vary Brite Technologies, Inc. ("VB") by issuing 50,000 shares of its common stock. The business combination was accounted for using the pooling method. The historical consolidated statements of operations prior to the date of the combination have not be adjusted to include the operations of VB as these operations are immaterial to the consolidated operations of the Company. Accordingly, the accompanying consolidated statements of operations include the operations of VB from June 1, 1996. The assets and liabilities acquired were also immaterial to the consolidated balance sheets of the Company. On October 29, 1996, TEI incorporated Universal Battery Corporation ("UBC") as a 67% owned subsidiary.

The Company stocks and sells electronic components, both active and passive. A significant portion of the Company's business is involved in the stocking and sale of batteries. Within the battery sales activity there is significant value added to the batteries in the assembly of batteries into "packs". The Company's sales are generated by in-house sales staff and sales representatives to customers throughout the United States.


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

Marketable Securities

Marketable debt and equity securities are carried at market, based upon quoted market prices. Unrealized gains and losses on trading securities are recognized in income currently. Unrealized gains and losses on available-for-sale securities are accumulated in the marketable securities adjustment component of stockholder's equity. Realized gains and losses are based upon the specific identification of the securities sold and are recognized in income currently.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Inventories

Inventories consist primarily of electronic components and materials used in the assembly of batteries into "packs". All items are stated at the lower of cost or market. Cost is determined by the average cost method by specific part.

Inventories at December 31, 1997 and 1996, consist of the following:

                                                      1997              1996
                                                  -----------       -----------
Electronic components                              $2,211,732        $1,618,690
Pack materials                                         59,902            56,742
Reserve for slow moving inventory                    (470,600)         (182,300)
                                                  -----------       -----------
                                                   $1,801,034        $1,493,132
                                                  ===========       ===========

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization of property and equipment is provided using the straight line method over the estimated useful lives of the assets ranging from five to ten years. Depreciation and amortization expense recognized during 1997 and 1996, amounted to $43,387 and $26,180, respectively.

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

Loss per Share

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires the disclosure of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

loss per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for 1997 and 1996 as they are antidilutive. Therefore, diluted and primary loss per share is identical. Net loss per share has been increased for accrued dividends on preferred stock totaling $105,838 and $122,959 for 1997 and 1996, respectively.

Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements in 1998, if any, will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations or financial position.


Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Included in the accompanying balance sheet are inventories of electronic components and material used in the assembly of battery packs at a carrying value of $1,801,034 at December 31, 1997, which includes an estimated reserve for slow moving items of $470,600. Should demand for the electrical components prove to be significantly less than anticipated, the ultimate realizable value of the inventory could be less than the net amount shown in the balance sheet.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - NOTES RECEIVABLE

Notes receivable consists of the following at December 31, 1997 and 1996:

                                                        1997          1996
                                                     ----------    ----------

    Notes receivable from a minority  shareholder;
     interest  at  6%,  unpaid  interest   accrues
     monthly  and adds to  principal.  One note is
     payable in full ($30,000) in August 1999. The
     second note is payable in monthly payments of
     $3,500 including  interest through  February,
     2000.  Secured by 1,250  shares of TEI common
     stock and all  future TEI  dividends  paid on
     the common  stock,  if any, are to be applied
     to  principal  and interest by the Company on
     the debtor's behalf.                               $77,150      $113,538

    Note   receivable   from  a  preferred   stock
     shareholder,  due September 5, 1998,  bearing
     interest  at  10.5%,  interest  payments  due
     quarterly,   secured   by   65,000   Class  B
     preferred  shares  of  the  Company and other
     common stock.                                      320,000             -

    Notes  receivable,  jointly and severally from
     two minority  shareholders  with  interest at
     6%, payable monthly at $312.50 plus interest,
     matures November 2001, unsecured.                   15,000        15,000
                                                     ----------    ----------
                                                        412,150       128,538
    Less current maturities                             362,153        15,000
                                                     ----------    ----------
    Long-term portion                                   $49,997      $113,538
                                                     ==========    ==========



NOTE D - MARKETABLE SECURITIES

At December 31, 1997 and 1996, the Company had invested a portion of its cash in various equity securities and in various certificates of deposit and treasury securities. These marketable securities are considered available-for-sale securities.

During 1997, the Company received proceeds amounting to $1,261,451 from the sale of securities available for sale. The Company realized losses on these sales totaling $31,667.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - MARKETABLE SECURITIES - Continued

For the years ended December 31, 1997 and 1996, total unrealized gains (losses) amounted to $99,828 and ($75,204), respectively, and are included as a separate component of stockholders equity.

Amortized cost and fair value of the available-for-sale securities at December 31, 1997 and 1996 are as follows.

                                                         1997
                                       ----------------------------------------
                                         Amortized       Fair        Unrealized
                                           Cost          Value          Gain
                                       -----------    -----------    ----------
Certificates of deposit                 $1,695,287     $1,695,287       $     -
Equity securities (See Note F)              71,439         96,063        24,624
                                       -----------    -----------    ----------
                                         1,766,726      1,791,350        24,624
Amounts classified as cash
 equivalents                            (1,695,287)    (1,695,287)            -
                                       -----------    -----------    ----------
                                           $71,439        $96,063       $24,624
                                       ===========    ===========    ==========



                                                         1996
                                       ----------------------------------------
                                                                     Unrealized
                                        Amortized       Fair          (Losses)
                                           Cost         Value          Gains
                                       -----------   -----------    -----------
Treasury notes (mature July, 1998)        $150,000      $149,000        $(1,000)
Treasury bills (mature April, 1997)        493,207       493,500            293
Certificates of deposit (including
 restricted certificate of deposit
 of $214,336)                              464,336       464,336              -
Equity securities (See Note F)             119,497        45,000        (74,497)
                                       -----------   -----------    -----------
                                        $1,227,040    $1,151,836       $(75,204)
                                       ===========   ===========    ===========

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - NOTES PAYABLE TO BANKS

Notes payable to banks at December 31, 1997 and 1996, consist of the following:

                                                           1997         1996
                                                         --------     --------
     $200,000  term  note to bank,  due  March 31,
      1997,  with interest due monthly at 7.5% per
      annum,  secured by a $214,336 certificate of
      deposit   (see   Note   F)  and   personally
      guaranteed by a significant shareholder.           $      -     $200,000

     $750,000  line of credit with bank payable on
      demand  with  interest  at prime  plus 1/2%,
      maturing  June  30,  1998,  and  secured  by
      inventory and equipment.                            425,000      147,772
                                                         --------     --------
                                                         $425,000     $347,772
                                                         ========     ========

NOTE F - RELATED PARTY TRANSACTIONS

Notes Payable

Notes payable to related party at December 31, 1997 and 1996, consist of the following:

                                                          1997          1996
                                                       ---------     ---------

     Unsecured   note  payable  to  related  party
      (spouse  of  a   significant   shareholder);
      interest   payable   at  10.25%  in  monthly
      installments  of $1,238,  with principal due
      on March 31, 1997.                               $       -      $145,000

     Unsecured  note  payable  to  related  party,
      (spouse  of  a   significant   shareholder);
      interest   payable   at  9.5%   in   monthly
      installments  of $792, with principal due on
      March 31, 1997.                                          -       100,000
                                                       ---------     ---------
                                                       $       -      $245,000
                                                       =========     =========

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - RELATED PARTY TRANSACTIONS - Continued

  Lease Agreements

  The Company leases its office and warehouse space, approximately 16,000 square feet, from a partnership consisting of members of the family of a significant shareholder. Rent paid to the partnership for the building lease was $63,200 and $57,600 for the years ended December 31, 1997 and 1996, respectively.

  At December 31, 1997, future minimum rental commitments for facilities under the non-cancelable operating lease agreement were as follows:

                  1998                                         $ 67,200
                  1999                                           67,200
                  2000                                           67,200
                  2001                                           67,200
                                                               --------
                     Total                                     $268,800
                                                               ========

Other

The equity securities owned by the Company at December 31, 1997 and 1996 (See Note D) and held as collateral by the Company for a note receivable at December 31, 1997 (see Note C) are shares of E&GT which is a company related to TEI through common shareholders.


NOTE G - DEFERRED COMPENSATION PLAN

In 1981, the Company instituted a voluntary non-qualified deferred compensation plan ("Plan") on behalf of the corporate officers. At December 31, 1995, the accrued benefits of the Plan were payable solely to Craig D. LaTaste, the Company's then majority shareholder. The benefits were paid in full in 1996. There were no contributions to the Plan for the years ended December 31, 1997 and 1996 and management does not anticipate further contributions to the Plan.


NOTE H - STOCKHOLDERS' EQUITY

Class A and Class B preferred stock rank equally and are identical in all respects. The preferred stock bears cumulative dividends of 36 cents per share payable annually and has a liquidation preference of $5.25 per share. Dividends in arrears at December 31, 1997 totaled approximately $5,000. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - STOCKHOLDERS' EQUITY - Continued

During November 1995, through a private placement with certain Selling Security Holders, 1,000,000 warrants were issued at $.10 per share for $100,000. Each warrant represented one common share at an exercise price of $3.50 per share. In addition, in 1996, the Company sold at $0.10 per warrant an additional 600,000 warrants to purchase 600,000 common shares at an exercise price of $3.50 per share for total cash proceeds of $60,000.

The Company completed a Form SB-2 Registration Statement ("SB2") in February 1996 to issue 300,000 units, each unit comprising 1 common share and 1 class A preferred share. The offering price was $8.25 per unit resulting in an aggregate offering price of $2,475,000 before underwriting fees and other costs of $465,024 (excluding underwriters' over-allotment option of 45,000 units). The Company received net proceeds on the sale of the units of $2,039,976. Included in the underwriter's compensation are options to purchase up to 30,000 units and 30,000 warrants, exercisable for a four-year period commencing one year from the date of the Registration Statement at exercise prices of $10.725 per unit and $0.13 per warrant, respectively. In connection with the offering, 300,000 warrants (excluding underwriters= over-allotment option) were also separately offered at $0.10 per warrant exercisable at $3.50 per share. In March 1996, the underwriters purchased the 45,000 over-allotment warrants. The Company received a total of $33,915 from the sale of warrants.

Effective December 12, 1997, the Company adjusted the terms of the warrants outstanding pursuant to the original warrant agreement. The exercise price was reduced from $3.50 to $3.30 per warrant. Each warrant was also adjusted to entitle the holder the purchase of 1.06 shares of the Company's common stock. Total warrants outstanding at December 31, 1997 were 1,945,000. The warrants expire January 26, 2000 and may be redeemed at $0.10 per warrant on 30 days written notice if the average price of the common stock exceeds $5.25 per share for 30 consecutive trading days prior to the notice.

Effective February 12, 1997, the Company sold 1,100,000 shares of common stock and options to acquire 1,000,000 shares of common stock for $1,870,000, (a combined price of $1.70 net to the Company), pursuant to Regulations as promulgated by the Securities and Exchange Commission ("SEC"). The options had an exercise price per share of $2.15. Each option originally expired thirteen months from the date of issuance. As of December 31, 1997, none of the options had been exercised. On March 1, 1998, the Company and the option holders agreed to amend the original option agreement. The amendment adjusted the exercise price to $2.50 per share, and extended the exercise period to March 10, 1999.

Effective December 12, 1997, the Company sold 1,000,000 shares of common stock and options to acquire 1,000,000 shares of common stock for net proceeds of $1,470,500, (a combined price of $1.47 net to the Company), pursuant to Regulations as promulgated by the SEC. The options have an exercise price of $1.75 and expire twelve months from the date of issuance.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - INCOME TAXES

Deferred tax assets and liabilities at December 31, 1997 and 1996 consist of the following:

                                                1997               1996
                                             ----------         ---------

  Current deferred tax asset                $   179,896        $   95,326
  Current deferred tax liability                      -                 -
  Valuation allowance                          (179,896)          (95,326)
                                              ---------         ---------
  Net current deferred tax asset            $         -        $        -
                                             ==========         =========

  Non-current deferred tax asset            $   470,385        $   77,523
  Non-current deferred tax liability            (27,405)          (17,503)
  Valuation allowance                          (442,980)          (60,020)
                                              ---------         ----------
  Net non-current deferred tax asset        $         -        $         -
                                             ==========         ==========


The current deferred tax asset results primarily from the provision for slow moving inventories and doubtful accounts which are not currently deductible for federal income tax purposes. The non-current deferred tax asset results primarily from the net operating loss carryforward. The net operating loss available at December 31, 1997 amounts to approximately $1,221,800 and begins to expire in 2011. The non-current deferred tax liability arises from the accelerated methods of depreciation of assets for federal income tax purposes. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The Company's income tax expense for the years ended December 31, 1997 and 1996 differed from the statutory federal rate of 34 percent as follows:

                                                           1997          1996
                                                        ---------     ---------
Statutory rate applied to loss
   before income taxes                                  $(441,858)    $(101,012)
Increase (decrease) in income
taxes resulting from:
   Amounts not deductible for federal income
    tax purposes, and other                                11,821        10,702
   State income taxes, net of federal income
    tax effect                                            (37,493)            -
   Increase in valuation allowance                        467,530       155,346
   Less portion applicable to marketable
    securities available for sale                               -       (25,569)
                                                        ---------     ---------
Income tax expense                                      $       -       $39,467
                                                        =========     =========

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - BUSINESS AND CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit and accounts and notes receivable.

The Company recognizes revenue upon shipment of goods and billing to a customer and does not maintain any set policy regarding the customer's right of return. Customer requests to return products for refund or credit are handled on an individual basis at the discretion of management. The refunds or credits in 1997 and 1996 were not significant.

In the normal course of business, the Company extends unsecured credit to virtually all of its customers doing business in the manufacture of various consumer and industrial electronic goods. The Company's customers are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance. At December 31, 1997, three accounts receivable accounts comprised approximately 46% of the total trade accounts receivable balance. Through the date of this report, substantially all of this amount had been collected. During the year ended December 31, 1997 two of the Company's customers accounted for approximately 21% of total sales.

Cash deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. At December 31, 1997, such uninsured amounts totaled approximately $1,754,000. To minimize this risk, the Company places its cash and cash equivalents and other short term investments with high credit quality financial institutions.


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 1997 the carrying value all of the Company's financial instruments approximate fair value.


NOTE L - STOCK OPTION PLANS

Effective July 19, 1995, the Board of Directors, with subsequent approval of the shareholders on August 16, 1995, adopted the Company=s Incentive Stock Option Plan ("1995 Plan"). In accordance with the 1995 Plan, 125,000 common shares were reserved and no grants were to be made under the Plan after December 31, 1996. The options were granted at fair market value and are exercisable at 25% on the

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - STOCK OPTION PLANS - Continued

date of grant, 50% one year later, 75% two years later and 100% three years later and, unless otherwise provided for, may be exercised during a period of ten years from the date of grant. During 1996, 119,000 options were granted under the 1995 Plan.

On July 12, 1996, the Company implemented an Incentive Stock Option Plan ("1997 Plan") in terms of which 250,000 shares of common stock may be issued through December 31, 1999. During 1997, the 1997 Plan was approved by the shareholders of the Company. At December 31, 1997, there were no options outstanding under the 1997 Plan.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its Plans. All options are granted at fair value, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had compensation cost for the Company's stock based compensation Plans been determined consistent with FASB statement No. 123, Accounting for Stock Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                    Years ended December 31,
                                                 ------------------------------
                                                    1997                1996
                                                 -----------        -----------
 Net loss attributable
  to common shareholders      As reported        $(1,405,419)        $(459,521)
                              Pro forma          $(1,435,171)        $(506,240)
 Net loss per share
  attributable to common
  shareholders                As reported        $   (0.59)          $ (0.36)
                              Pro forma          $   (0.60)          $ (0.39)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996: dividend yield of 0 percent; expected volatility of 219%; risk free interest rates ranging from 5.64% to 6.73% over a 13 year period; and an expected life of 10 years. No grants occurred in 1997.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the status of the Company's compensatory stock option plans as of December 31, 1997 and changes during the years ended December 31, 1997 and 1996 are as follows:

                                                   Weighted        Range of
                                                    Average        Exercise
                                       Shares    Exercise Price      Price
                                      -------    --------------   -----------
Outstanding at January 1, 1996              -        $   -        $  -  $   -
Granted in 1996                       119,000         1.18        1.00 - 1.75
                                      -------
Outstanding at December 31, 1996      119,000         1.18        1.00 - 1.75

1997 forfeitures                       (1,250)
                                     --------
Outstanding at December 31, 1997      117,750         1.18        1.00 - 1.75
                                      =======

Options exercisable at
  December 31, 1997                    58,875         1.18
                                       ======

The weighted average remaining contractual life of options outstanding at December 31, 1997 is 8.6 years.

The weighted average fair value of options granted during 1996 amounted to $1.61.


NOTE M - YEAR 2000

The Company is currently operating with a computer program which is not compatible with the year 2000. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company relies on its computer program in conducting normal operations. Management estimates that the cost to replace the current software program should range from $50,000 to $100,000. In the event that an update or replacement of its current computer system with a system compatible with the year 2000 by January 1, 2000 does not occur, the operations of the Company could be adversely effected.


NOTE N - EMPLOYMENT AGREEMENTS

During 1997, the Company entered into employment contracts with two key employees which expire on December 31, 2001. The agreements provide for, among other things, minimum compensation of $70,000 and $80,000 each for the year ending December 31, 1998 rising gradually to $100,000 and $120,000 each for the year ending December 31, 2001. In the event that the employees are terminated

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - EMPLOYMENT AGREEMENTS - Continued

without cause, they will be entitled under the contract to receive the amount remaining unpaid for the full term of the agreement, plus an amount equal to twice that sum.


NOTE O - SUBSEQUENT EVENTS

On February 6, 1998, the board of directors approved the issuance of 225,000 common shares to two employees for payment of accrued 1997 compensation. In addition to the shares issued, the Company also granted a total of 150,000 options to purchase the Company's common stock at an exercise price of $5.00. The options will expire 24 months from the date of grant.


NOTE P - ADDITIONAL SUBSEQUENT EVENT

On March 19, 1998, the Company completed the acquisition of 51% of the issued and outstanding common stock of U.S. Computer Group, Inc. The purchase consideration for the interest was $1,000,000 paid in cash.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 1998


                                               Tech Electro Industries, Inc.


                                               By: /s/ William Kim Wah Tan
                                                  ------------------------------
                                                  WILLIAM Kim Wah Tan, President



     Pursuant to the requirements of the Securities Exchange Act, of 1934 this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signatures                  Capacity                               Date
----------                  --------                               ----

/s/ William Kim Wah Tan     Chairman, President,               March 31, 1998
-----------------------
William Kim Wah Tan         Chief Executive Officer and
                            Director


/s/ Kim Yeow Tan            Vice-President and Director        March   , 1998
-----------------------
Kim Yeow Tan


/s/ Sadasuke Gomi           Vice-President, Secretary,         March 31, 1998
-----------------------     and Director
Sadasuke Gomi


/s/ Steven Scott            Executive Vice President           March 31, 1998
-----------------------     and Director
Steven Scott


/s/ Ian Colin Edmonds       Director                           March 31, 1998
-----------------------
Ian Colin Edmonds


/s/ David Kaye              Chief Financial Officer            March 31, 1998
-----------------------     (Principal Accounting Officer)
David Kaye

                                   Exhibit 21

                             Subsidiaries of Issuer

Computer Components Corporation        Wholly-owned by Tech Electro
                                       Industries, Inc.

Vary Brite Technologies, Inc.          Wholly-owned by Computer Components
                                       Corporation

Universal Battery Corporation          67% owned by Computer Components
                                       Corporation