Form 10QSB
period 1998-03-31
TECH ELECTRO INDUSTRIES INC/TX
filed 1998-05-20
CIK 886912

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210

                          Tech Electro Industries, Inc.
                 (Name of Small Business Issuer in its Charter)

            Texas                                           75-2408297
------------------------------                            ---------------
State or other jurisdiction of                            I.R.S. Employer
incorporation or organization                            Identification No.

2941 Main Street, Suite 300-B, Santa Monica, California               90405
-------------------------------------------------------              --------
       Address of principal executive office                         Zip Code

                   Issuer's telephone number: (310) 396-1782

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes (X) No ( )

As of March 31, 1998, 3,778,176 shares of Common Stock were outstanding.

         THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.


                                      Index
Item                                                                       Page

Part I - Financial Statements

    Item 1 - Financial Statements (unaudited)

             Condensed Consolidated Balance Sheet at
             March 31, 1998 (unaudited) and December 31, 1997 ................3

             Consolidated Statement of Operations (unaudited)
             for the Three Months Ended March 31, 1998 and 1997...............5

             Consolidated Statements of Cash Flows (unaudited)
             for the Three Months Ended March 31, 1998 and 1997...............6

             Notes to Consolidated Financial
             Statements.......................................................7

    Item 2 - Management's Discussions and
             Analysis of Financial Condition and
             Results of Operations............................................10

Part II - Other Information

    Item 1 - Legal Proceedings................................................13

    Item 2.  Changes in Securities............................................13

    Item 3.  Defaults Upon Senior Securities..................................13

    Item 4.  Submission of Matters to a Vote of Securities Holders............13

    Item 5.  Other Information................................................13

    Item 6.  Exhibits and Reports on Form 8-K.................................14

Signatures....................................................................15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  Tech Electro Industries Inc, and Subsidiaries
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                   (unaudited)
                                                     Mar 31, 1998  Dec 31, 1997
                                                     ------------  ------------
CURRENT ASSETS
   Cash and cash equivalents                           $1,092,354    $1,918,754
   Marketable securities                                  125,550        94,063
   Accounts and notes receivable
     Accounts receivable trade                            942,712       974,602
     Notes                                                334,378       335,000
     Other                                                 44,291        33,942
   Inventory                                            1,695,504     1,801,035
   Prepaid expenses                                       274,039       211,351
                                                      -----------   -----------
TOTAL CURRENT ASSETS                                    4,508,828     5,368,747
                                                      -----------   -----------

NET PROPERTY & EQUIPMENT                                  305,103       308,882
                                                      -----------   -----------

OTHER ASSETS
   Investment in subsidiary (Note A)                    1,000,000       500,000
   Notes receivable                                        67,708        77,150
   Other assets                                             2,270         2,288
                                                      -----------   -----------
TOTAL OTHER ASSETS                                      1,069,978       579,438
                                                      -----------   -----------
TOTAL ASSETS                                           $5,883,909    $6,257,067
                                                      ===========   ===========


                 See Notes to Consolidated Financial Statements
          (See Note A) - Amounts do not Include US Computer Group, Inc.

                  Tech Electro Industries, Inc and Subsidiaries
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                  (unaudited)
                                                      Mar 31,1998   Dec 31,1997
                                                      -----------   -----------

Current liabilities:
   Accounts payable trade                                $498,507      $467,821
   Accrued liabilities                                     40,076       551,289
   Notes payable - banks                                  175,000       425,000
   Dividends payable                                       31,025        25,563
                                                       ----------    ----------
     Total current liabilities                            744,608     1,469,673

MINORITY INTEREST IN SUBSIDIARY                            12,738        29,201

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;                      298,534       319,934
    1,000,000 shares authorized, 65,000 Class
    B issued and outstanding on March 31, 1998
    and December 31, 1997, liquidation
    preference of $341,250; 233,534 and
    254,934 Class A issued and outstanding on
    March 31, 1998 and on December 31, 1997
    respectively; liquidation preference of
    $1,226,054
   Common stock, $.01 par value;                           37,782        34,985
    10,000,000 shares authorized,
    3,778,176 shares issued and
    outstanding on March 31, 1998 and
    3,498,407 shares issued and
    outstanding on December 31, 1997
   Additional paid-in capital                           6,239,304     5,713,867
   Subscription receivable                                      0        (1,000)
   Unrealized Gains (Losses)                               (1,250)       24,624
   Retained Earnings Accumulated Deficit               (1,447,807)   (1,334,217)
                                                       ----------    ----------
 Total stockholders' equity                             5,126,563     4,758,193
                                                       ----------    ----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $5,883,909    $6,257,067
                                                       ==========    ==========

                 See Notes to Consolidated Financial Statements
          (See Note A) - Amounts do not Include US Computer Group, Inc.

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                          Three Months Ended

                                                     Mar 31, 1998  Mar 31, 1997
                                                       ----------    ----------
Sales                                                  $1,996,589    $1,086,565
Cost of goods sold                                      1,355,537       798,939
                                                       ----------    ----------
Gross profit                                              641,052       287,626

General and administrative expenses                       756,086       522,370
                                                       ----------    ----------
Loss from operations                                     (115,034)     (234,744)

Other income (expense):
   Interest income                                         25,424        16,136
   Interest expense                                        (6,639)      (15,970)
                                                       ----------    ----------
Total other income (expense)                               18,785           166

Minority share of subsidiary loss                          16,463        14,468

                                                       ----------    ----------
Loss before provision for taxes                           (79,786)     (220,110)

Income tax expense (benefit):
                                                       ----------    ----------
Total income tax expense (benefit)                              0             0

                                                       ----------    ----------
NET LOSS                                                 $(79,786)    $(220,110)
                                                       ==========    ==========

Basic and diluted net loss per share
 attributable to common shareholders                       $(0.03)       $(0.13)
                                                       ==========    ==========
Number of weighted-average shares of
 common stock outstanding (basic and diluted)           3,638,292     1,907,164
                                                       ==========    ==========


                 See Notes to Consolidated Financial Statements
          (See Note A) - Amounts do not Include US Computer Group, Inc.

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                          Three Months Ended
                                                      Mar 31, 1998  Mar 31, 1997
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(79,786)    $(220,110)
   Adjustments to reconcile net loss to
      cash used by operations
         Deprecation and amortization adjustment           14,076         7,424
         Provision for slow moving inventory               15,116        15,000
         Minority interest share of subsidiary            (16,463)      (14,468)
   Changes in operating assets and liabilities
    (Increase) decrease in:
         Accounts receivable - trade                       31,891      (246,525)
         Other receivables                                 (9,727)        1,496
         Inventory                                         90,815        39,934
         Prepaid expenses                                 (63,088)     (219,481)
     Increase (decrease) in:
         Accounts payable                                  30,686       (12,659)
         Accrued liabilities                             (511,213)       28,217
                                                      -----------   -----------
NET CASH USED BY OPERATING ACTIVITIES                    (497,693)     (622,046)
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                    (10,280)      (18,129)
   Additions to certificates of deposit                       -0-      (600,000)
   Advances on note receivable                              9,442         8,894
   Marketable securities                                  (57,361)        7,543
   Acquisition of US Computer Group, Inc.                (500,000)          -0-
                                                      -----------   -----------
NET CASH USED BY
 INVESTING ACTIVITIES                                     558,199      (601,692)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt                         (250,000)     (346,772)
   Proceeds from long-term debt                                 0      (245,000)
   Proceeds from sale of preferred,
    common, warrants                                      474,030     1,870,000
   Dividends paid                                           5,462       (32,491)
                                                      -----------   -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                229,492     1,245,737
                                                      -----------   -----------
 NET (DECREASE) IN CASH AND CASH EQUIVALENTS              826,400        21,999
 CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                1,918,754       261,973
                                                      -----------   -----------
 CASH AND EQUIVALENTS AT END OF PERIOD                 $1,092,354      $283,972
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements
          (See Note A) - Amounts do not Include US Computer Group, Inc.

                  Tech Electro Industries, Inc and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, with the exception of the consolidated statements of US Computer Group, Inc., as discussed below. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

As discussed below, on March 19, 1998, the Company purchased 51% of the issued and outstanding common stock of U.S. Computer Group, Inc. (USCG). USCG's results of operations for the period from March 19 to March 31, 1998, and balance sheet as of March 31, 1998 have not been included in the consolidated amounts reported due to the unavailability of the prior year end final audited balances. As of the date of this filing, the audit of USCG's February 28, 1998 financial statements is in progress but not yet complete.

Note B - Organization

Tech Electro Industries, Inc. ("TEI" or the "Company") was formed on January 10, 1992 as a Texas organization. On January 31, 1992, TEI acquired 100% of the outstanding common stock of Computer Components Corporation (CCC). In February, 1996, TEI filed a Form SB-2 Registration Statement and completed a public offering the net proceeds of which amounted to $2,043,891 including warrants.

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

On October 29, 1996, TEI incorporated Universal Battery Corporation (UBC) as a 67% owned subsidiary.

Effective February 10, 1997, pursuant to Regulation S as promulgated by the Securities and Exchange Commission, TEI sold 1,100,000 shares of its common stock and options to acquire 1,000,000 shares of common stock for $1,870,000, a combined price of $1.70 net to the Company. The options were issued with an exercise price of $2.15 per share and expire thirteen months from the date of issuance. In February 1998 the terms on the options were extended to March 1999 and the exercise price was increased to $2.50 per share.

On March 19, 1998, the Company completed the acquisition of 51% of the issued and outstanding common stock of U.S. Computer Group, Inc. The purchase consideration for the interest was $1,000,000 paid in cash. The results of operations for the nine business days in the quarter were not material with respect to the operations of the Company. Due to the timing of the acquisition, the balance sheet of US Computer Group, Inc. has not been consolidated with the balance sheet of Tech Electro Industries, Inc. and Subsidiaries. Management has recorded the purchase as an investment in subsidiary at a purchase price of $1,000,000, which management believes reflects the net impact of the Company's interest in US Computer Group, Inc. on the financial condition of the Company. The Company will include financial information regarding US Computer Group, Inc. in future reports, which will reflect a reclassification of such investment on a consolidated basis with the balance sheet of the Company.

Note C - Dividends

Dividends were declared on March 6, 1998 for Class A and Class B Preferred Stock at $0.0975 per share. This dividend was paid in the form of common stock at the rate of .04 shares of common for each share of preferred. The dividend was payable on March 31, 1998 to stockholders of record a the close of business of February 28, 1998. In addition, dividends paid during the quarters ended March 31, 1998 and 1997 were $28,432 and $30,000 respectively. The cash dividends of $28,432 were declared and accrued as of December 31, 1997. Dividends payable at March 31, 1998 were $33,894.

Note D - Notes Receivable

Notes Receivable consisted of the following at March 31, 1998:

     Note  receivable  from  a  minority   shareholder,
     $30,000 due at maturity in August 1999 and $65,616
     due  in  February,   2000.  The  notes  are  being
     liquidated by monthly payments of $3,500 which are
     applied  against  interest  due at six percent per
     annum on both said notes and the  balance  applied
     in reduction  of the  principal of the note due in
     February, 2000.                                              67,371


     Note  receivable,  each in the sum of $7,500  from
     two minority  shareholders bearing interest at six
     percent per annum and are due on December 1, 2001.
     Interest  for the period from May 1, 1997  through
     October  31,  1997  in the  sum of $225 is due and
     payable  on each said notes in  November  1, 1997.
     Commencing  December 1, 1997 and continuing on the
     1st day of each month  thereafter the principal of
     each  note  shall be due and  payable  in 48 equal
     monthly  installments  in the  amount  of  $156.25
     each.  In  addition  to  the  payment  of  monthly
     principal   the  maker  of  each  note  shall  pay
     interest  at the  rate of six  percent  per  annum
     monthly   on   the   unpaid   principal    balance
     simultaneously  with the payment of the principal.           14,375

     Note receivable  from minority  shareholder in the
     amount of  $320,000  with  interest at ten and one
     half  percent  to  be  paid  quarterly   beginning
     October 1, 1997 and thereafter on the first day of
     January,   April  and  July  until  principal  and
     interest is paid in full at maturity on  September
     5,  1998.  Secured  by  65,000  shares  of Class B
     Preferred Stock of TEI and 40,000 shares of common
     stock of Electric and Gas Technology, Inc.                  320,000
                                                                 -------

     Total notes receivable                                      401,746

     Less current maturities                                     334,378
     Long-term portion                                            67,368

Note E - Bank Debt

Bank debt as of March 31, 1998 consisted of the following:

     $750,000 line of credit with Texas Central Bank payable on demand with interest at prime plus one half percent, maturing June 30, 1998, and secured by accounts receivable, inventory and machinery and equipment.

     Currently outstanding                                      $175,000

         Less current maturities                                 175,000
         Long term portion                                            -0-

Note F - Loss per Share

The Company adopted SFAS NO. 128, "Earnings Per Share", in 1997, which, requires the disclosure of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for 1998 and 1997 as they are antidilutive. Therefore, diluted and primary loss per share is identical. Net loss per share has been increased for accrued dividends on preferred stock totaling $33,894 and $10,950 respectively.

Note G - Stock and Options Issued to Two Employees

On February 25, 1998 225,000 common shares were issued to tow employees for payment of accrued 1997 compensation. In addition to the shares issued, the Company also issued a total of 150,000 options to purchase the Company's common stock at an exercise price of $5.00. The options will expire 24 months from the February 6, 1998 date of grant.

Note H - Subsequent Event

In April 1998, the Company commenced a private placement of 375,000 shares of the Company's common stock for gross proceeds of $750,000, or $2.00 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation


         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         Recent Developments

         On January 19, 1998, the Company appointed David Kaye as Chief Financial Officer of the Company. Mr. Kaye replaced Sadasuke Gomi, who had held this position on a temporary basis. Mr. Gomi resigned as secretary of the Company on February 16, 1998 but remains a director. Mee Mee Tan was appointed to replace Mr. Gomi in the position of secretary of the Company. Ms. Tan is the daughter of Mr. Kim Wah Tan, Chairman, President, and CEO of the Company.

         On May 1, 1998, the Company entered into a Letter of Intent to merge with DenAmerica Corporation (DEN). Under the terms of the agreement the shareholders of Den will receive $ 4.00 in cash and $ .90 in newly issued preferred stock in the Company. The proposed merger is subject to various contingencies including financing, regulatory approvals and other matters.

         In March of 1998, the Company opened an office at 2941 Main Street, Suite 300B, in Santa Monica, California.

         Results of Operations

         Currently,   the  Company's   operations  are  conducted   through  its
subsidiaries,  Computer  Components  Corporation  (CCC), Very Brite Technologies
(VBT), Universal Battery Corporation (UBC), and US Computer Group, Inc. (USCG).

         The Company's results for operations for the first three months of 1998, compared to the first three months of 1997 were impacted primarily by the increase in sales by the Company's subsidiaries CCC and UBC. USCG's contribution to operations of the Company were not significant due to the fact that the Company's purchase of USCG was not consummated until March 19, 1998.

         Revenues

         For the three months ending March 31, 1998, the Company had recorded sales of $1,996,588 compared to sales of $ 1,086,565 for the same period in 1997, an increase of 84%. This increase can be attributable to enhanced marketing efforts on the part of the Company. The increase in sales was primarily attributable to increased sales by UBC, which recorded a 555% increase in sales from $ 100,376 to $657,409 in the same period of 1998. CCC generated revenues of $ 1,295,316 for the three month period ending March 31, 1998 compared to $ 972,136 for the same period in 1997, an increase of 34%. VBT recorded increased sales of $ 14,143 to $ 43,867 for the three month period ending March 31,1998 over the same period in 1997, an increases of 211%. This relatively high percentage increases in sales by UBC and VBT from the period ending March 31, 1997 to the same period for 1998 are attributable to the fact that both operations could be characterized as start-ups in 1997.

         The Company recognized a net loss of $ 79,786 for the three month period ending March 31, 1998, compared to a loss of $ 220,110 for the similar period of 1997. This reduction in losses in 1998 is attributed primarily to an increase in CCC's gross profit margins from 27% in the three months ending March 31, 1997 to 40% for the same period of 1998. Increases in profit margins can be attributed to CCC's ability to negotiate more favorable sales terms with various of its suppliers. CCC's general & administrative (G&A) expenses also declined as a percentage of sales from 39% in the three month period ending March 31, 1997 to 27% in the same period of 1998. Interest expenses were also reduced in 1998, as CCC reduced outstanding indebtedness in March 1997. Profits before taxes as a percentage of sales for the Company's operating subsidiaries were 3% for the three months ending March 31, 1998 versus (20%) for the same period of 1997.

         Cost of Goods Sold

         The Company's cost of goods sold, consisting primarily of inventory, increased from $ 798,939 during the three months ending March 31, 1997 to $ 1,355,537 for the same period of 1998. Cost of goods as a percentage of sales decrease from 74% in the three months ending March 31, 1997 to 68% in the same period of 1998.

         General and Administrative Expenses

         The Company's general and administrative (G&A) expenses, consisting primarily of wages, benefits and related expenses, increased from $ 522,370 in the three months ending March 31, 1997 to $ 756,086 for the same period of 1998. Approximately $ 95,000 is attributable to increased G&A at the Company's subsidiary level. Approximately $ 138,000 of the G&A is attributable at the parent level. As a percentage of sales, the G&A at the subsidiary level decreased from 46% for the three month period ending March 31, 1997 to 30% for the same period of 1998.


         Purchase Order Backlog

         As of March 31, 1998, Company's purchase order backlog was approximately $ 1,155,000, compared to $ 1,568,000 for the same period of 1997. A reduction of approximately 26.3% Generally order backlog represents orders received from customers but not shipped typically at the request of the customer. The Company believes that the reduction of purchase order backlog is due to the acceleration of delivery dates by certain customers. The Company monitors its purchase backlog to help analyze sales trends.

         Interest Expense

         The Company incurred $ 6,639 in interest expenses for the three months ending March 31, 1998. For the same period of 1997, the Company had interest expense of $ 15,970. This reduction was due to a repayment of certain outstanding indebtedness in March of 1997.

         Liquidity

         As of March 31, 1998, the Company had cash and cash equivalents of $ 1,092,353 and marketable securities of $ 125,550. At March 31, 1997 the Company had cash and cash equivalents of $ 223,467, certificates of deposit of $ 1,695,287, and marketable securities of $ 94,063. The change in Company's investment in cash, certificates of deposit, and securities reflects the liquidation of certificates of deposit to fund cash needs of the Company. The Company expects to use these funds as required for maintenance and expansion of existing operations of CCC, UBC, and VBT.

         On April 8, 1998, the Company commenced a private placement of 375,000 shares of Company common stock for $ 750,000. The proceeds from this private placement are expected to be used for working capital.

         Inflation

         Company has not been materially effected by inflation, while the Company does not anticipate inflation affecting the Company's operations, increases in labor and supplies could impact the Company's ability to compete.

         PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings

                           None

         Item 2.  Changes in Securities

         (a) In April 8, 1998, the Company commenced a private placement of up to 375,000 shares of the Company's common stock for $ 2.00 per share. All shares are to be sold through officers and directors of the Company with all proceeds going to the Company.

         (b) On February 20, 1998, the Company issued to Mr. Steven Scott, Executive Vice President of the Company, 50,000 shares of common stock, valued at $ 2.25 per share, as consideration for services rendered to the Company. Concurrently with the issuance of the foregoing shares, the Company granted to Mr. Scott options to acquire an additional 50,000 shares of common stock exercisable over a period of two years from the date of issuance, at an exercise price of $ 5.00.

         (c) On February 20, 1998, the Company issued to Mr. Tan Kim Wah, Chairman of the Board, President and Chief Executive Officer, 100,000 shares of common stock, valued at $ 2.25 per share, in lieu of accrued but unpaid salary for fiscal 1997. An additional 75,000 shares of common stock were issued in repayment of expenses and advances incurred by Mr. Tan on behalf of the Company. Concurrently with the issuance of the foregoing shares, the Company granted to Mr. Tan options to acquire 100,000 shares of common stock, which options are excercisable over a period of two years from the date of issuance, at an exercise price of $ 5.00 per share.


         Item 3.  Defaults Upon Senior Securities

                           None

         Item 4.  Submission of Matters to a Vote of Securities Holders

                           None

         Item 5.  Other Information

                           None

         Item 6.  Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                          27.1 Financial Data Schedule

                           (b)      Reports on Form 8-K


         On January 19, 1998, the Registrant filed a Report on Form 8-K reporting that it had determined not to retain Deloitte & Touche, LLP as its independent public accounts, as previously reported on June 27, 1997, but rather to continue with its current independent public accountants, King Griffin & Adamson, P.C. In this filing it was also reported that the Company had appointed David Kaye as Chief Financial Officer of the Company, replacing Sadasuke Gomi, the Company's secretary, who had held that office on a temporary basis.

         On March 19, 1998, the Registrant filed a Report on Form 8-K reporting that it had consummated the acquisition of 51% of newly-issued shares of common stock of US Computer Group, Inc. of Farmingdale, New York.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tech Electro Industries, Inc.


Date: May 19, 1998                /s/ WILLIAM KIM WAH TAN
                                  -----------------------
                                  William Kim Wah Tan
                                  Chairman of the Board, President and
                                  Chief Executive Officer



Date:  May 19, 1998               /s/ DAVID KAYE
                                  --------------
                                  David Kaye
                                  Chief Financial Officer and
                                  Principal Accounting Officer