Form 10QSB/A
period 1998-03-31
TECH ELECTRO INDUSTRIES INC/TX
filed 1998-06-24
CIK 886912

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1
                                       to

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 0-27210

                          Tech Electro Industries, Inc.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Texas                                                75-2408297
------------------------------                                ---------------
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization                                Identification No.

         2941 Main Street, Suite 300-B, Santa Monica, California 90405
         -------------------------------------------------------------
                 Address of principal executive office Zip Code

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


                                      Index
Item                                                                       Page

Part I - Financial Statements

         Item 1 - Financial Statements

                  Consolidated Balance Sheets at
                  March 31, 1998 (unaudited) and December
                  31, 1997 ...................................................3

                  Consolidated Statements of Operations
                  (unaudited) for the Three Months Ended
                  March 31, 1998 and 1997.....................................5

                  Consolidated Statements of Cash Flows
                  (unaudited) for the Three Months Ended
                  March 31, 1998 and 1997.....................................6

                  Notes to Consolidated Financial Statements..................7

         Item 2 - Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations......................................13

Part II - Other Information

         Item 1 - Legal Proceedings..........................................17

         Item 2.  Changes in Securities......................................17

         Item 3.  Defaults Upon Senior Securities............................17

         Item 4.  Submission of Matters to a
                  Vote of Securities Holders.................................17

         Item 5.  Other Information..........................................17

         Item 6.  Exhibits and Reports on Form 8-K...........................18

Signatures...................................................................19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                  Tech Electro Industries Inc., and Subsidiaries
                           Consolidated Balance Sheets


                                     ASSETS
                                    ---------

                                                  (unaudited)
                                                  Mar 31, 1998  Dec 31, 1997
                                                  ------------  ------------

CURRENT ASSETS
   Cash and cash equivalents                       $1,177,227    $1,918,754
   Marketable securities                              125,550        94,063
   Accounts and notes receivable
     Accounts receivable-trade, net of
       allowance for doubtful accounts of
       $444,952 and $16,000, respectively           3,321,006       974,602
     Notes                                            334,378       335,000
     Other                                             44,291        33,942
   Inventory                                        3,469,100     1,801,035
   Deferred sales costs                               196,581           -
   Prepaid expenses                                   512,945       211,351
                                                  -----------   -----------
TOTAL CURRENT ASSETS                                9,181,078     5,368,747
                                                  -----------   -----------

NET PROPERTY AND EQUIPMENT                            947,511       308,882
                                                  -----------   -----------

OTHER ASSETS
   Deposit on acquisition                                 -         500,000
   Contract rights                                  5,436,047           -
   Deferred financing costs                           251,663           -
   Goodwill                                         3,984,815           -
   Notes receivable                                    67,708        77,150
   Other assets                                       226,720         2,288
                                                  -----------   -----------
TOTAL OTHER ASSETS                                  9,966,953       579,438
                                                  -----------   -----------
TOTAL ASSETS                                      $20,095,542    $6,257,067
                                                  ===========   ===========





                 See Notes to Consolidated Financial Statements

                  Tech Electro Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------
                                                      (unaudited)
                                                      Mar 31,1998   Dec 31,1997
                                                      -----------   -----------
CURRENT LIABILITIES
   Current portion of credit facility obligations      $   70,000    $      -
   Current portion of notes payable                       236,626       425,000
   Current portion of long-term debt                      147,547           -
   Accounts payable trade                               2,059,217       467,821
   Accrued liabilities                                  1,129,400       551,289
   Deferred service liabilities                         1,614,317           -
   Dividends payable                                       31,025        25,563
                                                      -----------   -----------
     TOTAL CURRENT LIABILITIES                          5,288,132     1,469,673

LONG TERM LIABILITIES
   CREDIT FACILITY OBLIGATIONS                          7,102,063           -
   NOTE PAYABLE                                            38,950           -
   LONG-TERM DEBT                                         198,453           -
   DEFERRED LEASE INCENTIVE                                94,473           -
                                                      -----------   -----------
     TOTAL LIABILITIES                                 12,722,071     1,469,673

MINORITY INTEREST IN SUBSIDIARY                         2,246,908        29,201

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value;                      298,534       319,934
        1,000,000 shares authorized,
        65,000 Class B issued and out-
        standing on March 31, 1998
        and December 31, 1997,
        liquidation preference of
        $341,250; 233,534 and
        254,934 Class A issued and
        outstanding on March 31, 1998
        and December 31, 1997
        respectively; liquidation
        preference of $1,226,054, and
        $1,338,404, respectively
   Common stock, $.01 par value;                           37,782        34,985
        10,000,000 shares authorized,
        3,778,176 shares issued and
        outstanding on March 31, 1998 and
        3,498,407 shares issued and
        outstanding on December 31, 1997.
   Additional paid-in capital                           6,239,304     5,713,867
   Subscription receivable                                    -          (1,000)
   Unrealized Gains (Losses) on marketable securities      (1,250)       24,624
   Accumulated Deficit                                 (1,447,807)   (1,334,217)
                                                      -----------   -----------
 TOTAL STOCKHOLDERS' EQUITY                             5,126,563     4,758,193
                                                      -----------   -----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $20,095,542    $6,257,067
                                                      ===========   ===========

                See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended
                                                      Mar 31, 1998  Mar 31, 1997
                                                       -----------  -----------
Sales                                                   $1,996,589   $1,086,654
Cost of goods sold                                       1,355,537      798,938
                                                       -----------  -----------
Gross profit                                               641,052      287,716

General and administrative expenses                        756,086      523,336
                                                       -----------  -----------
Loss from operations                                      (115,034)    (235,620)

Other income (expense):
   Interest income                                          25,424       16,136
   Interest expense                                         (6,639)     (15,970)
                                                       -----------  -----------
Total other income (expense)                                18,785          166

Minority share of subsidiary loss                           16,463       14,468

                                                       -----------  -----------
Loss before provision for taxes                            (79,786)    (220,986)

                                                       -----------  -----------
Income tax expense                                               0            0

                                                       -----------  -----------
Net Loss                                                $  (79,786)  $ (220,986)
                                                       ===========  ===========
Net loss attributable to
 common shareholders                                    $ (110,980)  $ (253,837)
                                                       ===========  ===========
Basic and diluted net loss per share
 attributable to common shareholders                        $(0.03)      $(0.13)
                                                       ===========  ===========
Number of weighted-average shares of
 common stock outstanding (basic and diluted)            3,638,292    1,907,164
                                                       ===========  ===========




                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                        Three Months Ended
                                                   Mar 31, 1998    Mar 31, 1997
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(79,786)       $(220,986)
   Adjustments to reconcile net loss to
      cash used by operations
         Deprecation and amortization                  14,076            7,424
         Provision for slow moving inventory           15,116           15,000
         Minority interest share of loss in
            subsidiary                                (16,463)         (14,468)
   Changes in operating assets and liabilities
     (Increase) decrease in:
         Accounts receivable-trade                     31,891         (246,525)
         Other receivables                             (9,727)           1,496
         Inventory                                     90,815           39,936
         Prepaid expenses                             (63,088)        (219,481)
     Increase (decrease) in:
         Accounts payable                              30,686          (12,659)
         Accrued liabilities                         (511,213)          28,217
                                                   -----------     -----------
NET CASH USED BY OPERATING ACTIVITIES                (497,693)        (622,046)
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                (10,280)         (18,129)
   Purchases of certificates of deposit                     0         (600,000)
   Advances on note receivable                          9,442            8,894
   Sale (purchase) of marketable securities           (57,361)           7,543
   Business acquisition, net of cash acquired        (415,127)               0
                                                   -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                (473,326)        (601,692)
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term debt                     (250,000)        (346,772)
   Proceeds from long-term debt                             0         (245,000)
   Proceeds from sale of preferred stock,
     common stock and warrants                        474,030        1,870,000
   Dividends paid                                       5,462          (32,491)
                                                   -----------     -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES            229,492        1,245,737
                                                   -----------     -----------
 NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                  (741,527)          21,999
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   1,918,754          261,973
                                                   -----------     -----------
 CASH AND EQUIVALENTS AT END OF PERIOD             $1,177,227       $  283,972
                                                   ===========     ===========

                 See Notes to Consolidated Financial Statements

                  Tech Electro Industries, Inc and Subsidiaries
                   Notes to Consolidated Financial Statements


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

Note B - Organization

Tech Electro Industries, Inc. ("TEI" or the "Company") was formed on January 10, 1992 as a Texas corporation. On January 31, 1992, TEI acquired 100% of the outstanding common stock of Computer Components Corporation (CCC). In February, 1996, TEI filed a Form SB-2 Registration Statement and completed a public offering the net proceeds of which amounted to $2,043,891 including warrants.

On June 1, 1996, pursuant to a Stock Exchange Agreement, TEI acquired 100% of the outstanding shares of Vary Brite Technologies, Inc. (VBT) by issuing 50,000 shares of its common stock. The business combination was accounted for using the pooling method. The historical consolidated statements of operations prior to the date of the combination have not been adjusted to include the operations of VBT as these operations are immaterial to the consolidated operations of the Company. Accordingly, the accompanying consolidated statements of operations include, the operations of VBT from June 1, 1996 forward. The assets and liabilities acquired were also immaterial to the consolidated balance sheet of the Company.

On October 29, 1996, TEI incorporated Universal Battery Corporation (UBC) as a 67% owned subsidiary.

Effective February 10, 1997, pursuant to Regulation S as promulgated by the Securities and Exchange Commission, TEI sold 1,100,000 shares of its common stock and options to acquire 1,000,000 shares of common stock for $1,870,000, for a combined price of $1.70 net to the Company. The options were issued with an exercise price of $2.15 per share and expire thirteen months from the date of issuance. In February 1998 the terms on the options were extended to March 1999 and the exercise price was increased to $2.50 per share.

Note C - Acquisition

On March 19, 1998, the Company completed the acquisition of 51% of the issued and outstanding common stock of U.S. Computer Group, Inc ("USCG"). The purchase consideration for the interest was $1,000,000 paid in cash. The acquisition has been accounted for as a purchase, however, USCG's results of operations for the nine business days ending March 31, 1998 were not material to the Company and have not been included in the consolidated statement of operations. The excess of the aggregate purchase price over the fair market value of assets acquired and liabilities assumed of $3,984,815 will be amortized over 15 years. Contract rights acquired of $5,436,047 will be amortized on a straight-line basis over the respective contract lives.

The summary of the fair value of assets acquired and liabilities assumed is as follows:

         Current assets                                    $ 4,672,250
         Fixed assets                                          642,408
         Contract rights and other assets                    5,912,160
         Goodwill                                            3,984,815
         Current liabilities                                (4,543,524)
         Long-term liabilities                              (7,433,939)
         Minority interest                                  (2,234,170)
                                                           ------------
                                                            $1,000,000
                                                           ============

The following proforma consolidated results of the operations information for the quarter ending March 31, 1998 and 1997 assumes the USCG acquisition occurred as of January 1, 1997.

                                          Three Months Ended
                               March 31, 1998            March 31, 1997
                               --------------         ------------------
         Revenues               $ 7,516,589                $ 7,441,565
         Net loss               $  (719,101)               $(1,391,425)

         Loss per share (basic
           and diluted)         $     (0.20)               $     (0.73)




Note D - Dividends

Dividends were declared on March 6, 1998 for Class A and Class B Preferred Stock at $0.0975 per share. This dividend was paid in the form of common stock at the rate of .04 shares of common for each share of preferred. The dividend was payable on March 31, 1998 to stockholders of record at the close of business of February 28, 1998. In addition, cash dividends paid during the quarters ended March 31, 1998 and 1997 were $28,432 and $30,000 respectively. The cash dividends of $28,432 were declared and accrued as of December 31, 1997. Dividends payable at March 31, 1998 were $33,894.

Note E - Inventories

Inventories consist of the following at March 31, 1998:

         Computer parts                                       $4,214,209
         Electronic components and packing materials           2,181,104
         Less valuation reserves                               2,926,213
                                                              ----------
                                                              $3,469,100
                                                              ==========

Note F - Property and Equipment

Property and equipment consists of the following at March 31, 1998:

         Machinery and equipment                              $ 363,694
         Leasehold improvements                                 286,461
         Furniture and fixtures                                 361,451
         Automobiles                                            312,250
                                                              ---------
                                                              1,323,856
         Less accumulated depreciation & amortization           376,345
                                                              ---------
                                                              $ 947,511
                                                              =========

Included in property  and  equipment  at March 31, 1998 is $404,561 of equipment
and furniture acquired under capital leases.   Accumulated  amortization of such
equipment and furniture was $202,141 at March 31, 1998.


Note G - Credit Facility Obligations

At March 31, 1998, the Company's subsidiary, USCG, maintained a revolving loan ("the Agreement") with a financial institution, with the maximum borrowings allowable equal to the lesser of $ 10,000,000 outstanding at any one time or the sum of 80 percent of the amount of the USCG's eligible receivables, as defined in the Agreement. In addition to the revolving loan, USCG also maintains a term loan with the same financial institution in the principle amount of $ 500,000 ("Term Loan"). Borrowings under the Agreement are secured by an interest in all of USCG's owned accounts receivable, inventory, equipment, investment property and general intangibles.

Borrowings under the Agreement bear interest at a rate equal to the prime rate plus 2 percent per year, but in no event less than 9 percent per year. The revolving loan matures on September 30, 2000, subject to automatic renewal terms of one year each. As of March 31, 1998, $6,672,063 was outstanding under the revolving loan.

Interest on the Term Loan is payable beginning on October 31, 1998 in equal monthly installments of $14,000 plus a payment of the unpaid principal balance on September 30, 2000. As of March 31, 1998, $500,000 was outstanding under the term loan.

The terms of the Agreement provide for minimum monthly interest charges, an initial loan fee of 1 percent of the maximum dollar amount of the loan, an anniversary fee of .5 percent of the maximum dollar amount and a quarterly facility fee of $5,000. Certain financial and nonfinancial covenants are required to be met. At March 31, 1998, covenants relating to tangible net worth and audited financial statement deadlines were in default, however, the financial institution have provided waivers of such covenants.

In addition, the USCG has a "floorplan" credit line arrangement with a finance corporation which provides for financing of up to $ 250,000 to support inventory purchases from a specific vendor. The floorplan credit line agreement does not provide for interest terms as amount outstanding are required to be paid timely. As collateral security of the payment under the loan agreement, USCG granted the finance corporation a security interest in the assets of USCG. As of March 31, 1998, accounts payable includes approximately $93,380 related to this inventory financing.


Note H - Deferred Service Liability

The deferred service liability of $ 1,614,317 on the accompanying consolidated balance sheet represents maintenance contract revenues billed but not yet earned. The terms of the Company's service maintenance contracts provide for a period of service ranging from one to twelve months. Contracts are automatically renewed by the Company unless the customer provides 90 days notice of termination. The deferred service liability is amortized on a straight-line basis over the term of the related contracts. As of March 31, 1998, the Company had a service maintenance contract base with an aggregate balance of approximately $ 16,398,000.


Note I - Loss per Share

The Company adopted SFAS NO. 128, "Earnings Per Share", in 1997, which, requires the disclosure of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for 1998 and 1997 as they are antidilutive. Therefore, diluted and primary loss per share is identical. Net loss per share for the three months ended March 31, 1998 and 1997 has been increased for accrued dividends on preferred stock totaling $33,894 and $10,950 respectively.


Note J - Stock and Options Issued to Two Employees

On February 25, 1998 225,000 common shares were issued to two employees for payment of accrued 1997 compensation. In addition to the shares issued, the Company also issued a total of 150,000 options to purchase the Company's common stock at an exercise price of $5.00. The options will expire 24 months from the February 6, 1998 date of grant.

Note K - Subsequent Event

In April 1998, the Company commenced a private placement of 375,000 shares of the Company's common stock for gross proceeds of $750,000 or $2.00 per share.


Note L - Long-Term Debt

As of March 31, 1998, long-term debt consists of the following:

         Capital lease obligations (a)                          $ 273,758
         Automobile loans (b)                                      72,242
                                                                ---------
                                                                $ 346,000

         Less current installments of long-term debt              147,547
                                                                ---------
                                                                $ 198,453
                                                                =========

         a) Various capital lease  obligations  with interest ranging from 10 to
         12.22 percent payable in monthly installments through August 2000. The capital lease obligations are secured by the related underlying equipment and furniture.

         b) Various  automobile  loans with interest  rates ranging from 9.89 to
         11.5 percent payable in monthly installments through February 2001. The monthly loan payments, including interest, range from $ 324 to $ 522. The automobile loans are secured by the related automobiles.


Note M - Minority Interest

Minority interest at March 31, 1998 consists of $ 12,738 relating to the minority interest in the common stock of UBC. The remaining $ 2,234,170, represents the minority interest in USCG's series D and series E redeemable preferred stock which remain outstanding at March 31, 1998.

USCG's series D preferred stock outstanding of $ 234,170 are cumulative, non-voting shares that were originally issued in connection with a business acquisition. In September, 1997, a redemption agreement was signed with the preferred shareholder, which calls for 14 monthly payments of $ 33,452 or 22,668 shares of series E Preferred stock which will fully redeem all outstanding preferred shares by October, 1998. Cumulative dividends of 8 percent will continue to be paid on the remaining balance. The liquidation preference of series D preferred stock is equal to the remaining redemption price of $ 234,170.

In connection with USCG's acquisition by the Company, USCG also issued 2,000 shares of series E redeemable preferred stock with a par value of $ 1,000 per share. Cumulative dividends are payable on the stock annually beginning December 31, 1998, in cash at a rate of 7 percent per share or 12 percent, if paid in additional shares of series E preferred stock. The series E preferred stock is redeemable by the Company at any time. The liquidation preference of the preferred stock is equal to the remaining redemption price of $ 2,000,000.

Note N - Warrants and Stock Options

During February 1997, in connection with common stock issued for cash, the Company entered into an agreement which called for the reorganization of its subsidiaries. The agreement provides that Tech Electro Industries, Inc. remit eighty four percent of all proceeds received from the exercise of warrants and options existing at that time to its subsidiary, CCC, for funding of expansion and growth. At March 31, 1998, 1,945,000 warrants subject to the agreement were outstanding with an exercise price of $3.30 per warrant. The warrants expire on January 26, 2000. In addition, at March 31, 1998, 1,000,000 options subject to the agreement were outstanding. The options have an exercise price of $2.50 per share and will expire on March 10, 1999. In December 1997, the Company issued an additional 1,000,000 options to purchase common stock at $1.75 per share. These options are not subject to remittance to CCC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward- looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

         In March of 1998, the Company opened an office at 2941 Main Street, Suite 300B, in Santa Monica, California.

         On March 19, 1998, the Company completed the acquisition of 51% of the issued and outstanding common stock of U.S. Computer Group, Inc. The purchase considerations for the interest was $1,000,000 paid in cash. The acquisition has been accounted for as a purchase.

         Results of Operations

         Currently,   the  Company's   operations  are  conducted   through  its
subsidiaries,  Computer  Components  Corporation  (CCC), Very Brite Technologies
(VBT), Universal Battery Corporation (UBC), and US Computer Group, Inc. (USCG).

         The Company's results for operations for the first three months of 1998, compared to the first three months of 1997 were impacted primarily by the increase in sales by the Company's subsidiaries CCC and UBC. USCG's contribution to operations of the Company were not significant, due to the fact that the Company's purchase of USCG was not consummated until March 19, 1998.

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

         Liquidity

         As of March 31, 1998, the Company had cash and cash equivalents of $ 1,177,227 and marketable securities of $ 125,550. At March 31, 1997 the Company had cash and cash equivalents of $ 223,467, certificates of deposit of $ 1,695,287, and marketable securities of $ 94,063. The change in Company's investment in cash, certificates of deposit, and securities reflects the liquidation of certificates of deposit to fund cash needs of the Company, as well as cash and cash equivalents held by US Computer Group, Inc. ("USCG"), a majority interest of which was acquired by the Company on March 19, 1998. The Company expects to use these funds as required for maintenance and expansion of existing operations of CCC, UBC, and VBT.

         On September 9, 1997, USCG entered into a loan agreement with a financial institution which provides for a revolving loan with the maximum borrowings allowable equal to the lesser of $10,000,000 outstanding at any one time or the sum of 80 percent of the amount of the Company's eligible receivables, as defined in the loan agreement, other than maintenance contract receivables, plus 4.25 times the average total monthly computer maintenance contract collections to be calculated on a trailing twelve month moving average, plus a term loan in the principal amount of $500,000. Borrowings under the loan agreement are secured by an interest in all of USCG's owned accounts receivable, inventory, equipment, investment property and general intangibles. The revolving loan matures on September 30, 2000, subject to automatic renewal terms of one year each. The interest on the Term Loan is payable beginning on October 31, 1998 in equal monthly installments of $14,000 plus a payment of the unpaid principal balance on September 30, 2000.
As of February 28, 1998, $500,000 was outstanding under the term loan.

         In addition, the Company has a "floorplan" credit line arrangement with a finance corporation which provides for financing of up to $250,000 to support inventory purchases from a specific vendor. The floorplan credit line agreement does not provide for interest terms as amounts outstanding are required to be paid in approximately thirty days. As collateral security for the payments under the loan agreement, the Company granted the finance corporation a security interest in the assets of the Company.

         On  April  17,  1998,  USCG  announced  that  it  had  entered  into  a non-binding letter of intent to raise up to $20 million in a firm commitment initial public offering of its common stock. The proceeds of the offering will be used to, among other things, finance selected acquisitions, repay indebtedness and provide additional working capital.

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


Tech Electro Industries, Inc.




Date:  June 5, 1998                         /s/ DAVID KAYE
                                            -----------------------
                                            David Kaye
                                            Chief Financial Officer and
                                            Principal Accounting Officer