Form 10QSB
period 1998-06-30
TECH ELECTRO INDUSTRIES INC/TX
filed 1998-08-14
CIK 886912

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

          [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                          Commission File No. 0-27210


                          Tech Electro Industries, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          Texas                                                    75-2408297
-------------------------------                               ------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                2941 Main Street, Santa Monica, California 90405
                ------------------------------------------------
                     Address of principal executive office


                                 (310) 396-1782
                           -------------------------
                           Issuer's telephone number


Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to
such filing requirements for the past ninety (90) days. Yes ( X )  No (   )


As of June 30, 1998, 4,143,026 shares of Common Stock were outstanding.

         THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                      INDEX

Item                                                                 Page

Part I - Financial Statements

Item 1 - Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet at
         June 30, 1998 and 1997........................................3

         Condensed Consolidated Statement of Income for
         the Periods Ended June 30, 1998 and
         and 1997......................................................5

         Condensed Consolidated Statement of Cash Flows
         for the Periods Ended June 30, 1998 and
         1997..........................................................6

         Notes to Condensed Consolidated Financial
         Statements....................................................7

Item 2 - Management's Discussions and
         Analysis of Financial Condition and
         Results of Operations........................................13

Part II - Other Information

         Item 1 - Legal Proceedings...................................20

         Item 2.  Changes in Securities...............................20

         Item 3.  Defaults Upon Senior Securities.....................20

         Item 4.  Submission of Matters to a
                    Vote of Securities Holders........................20

         Item 5.  Other Information...................................20

         Item 6.  Exhibits and Reports on Form 8-K....................20

Signatures............................................................21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.




                 Tech Electro Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheet

                                     ASSETS

                                                  (Unaudited)
                                                  Jun 30,1998     Dec 31, 1997
                                                  -----------     ------------
CURRENT ASSETS
   Cash and cash equivalents                       $1,641,249       $1,918,604
   Marketable securities                              119,425           96,063
   Accounts and notes receivable
     Accounts receivable-trade, net of
        allowance for doubtful accounts of
        $489,730 and $16,000 respectively           2,584,765          974,604
     Notes                                            220,000          362,153
     Other                                             57,067           34,942
   Deferred sales costs                               193,448            --
   Inventories                                      3,855,688        1,801,034
   Prepaid expenses                                   634,806          211,351
                                                  -----------      -----------
TOTAL CURRENT ASSETS                                9,306,448        5,398,751
                                                  -----------      -----------

NET PROPERTY AND EQUIPMENT                            973,936          308,884
                                                  -----------      -----------
OTHER ASSETS
   Contract rights                                  5,300,146            --
   Deferred financing costs                           254,675            --
   Goodwill                                         3,904,821            --
   Notes receivable                                    70,936           49,997
     Deposit on future acquisition                     37,409          500,000
   Other assets                                       260,799              290
                                                  -----------       ----------
TOTAL OTHER ASSETS                                  9,828,786          550,287
                                                  -----------       ----------
TOTAL ASSETS                                      $20,109,170       $6,257,922
                                                  ===========       ==========


                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheet

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                 (Unaudited)
                                               Jun 30, 1998    Dec 31, 1997
                                               ------------    ------------
CURRENT LIABILITIES:
     Current portion of credit
        facility obligations                   $    251,001    $      --
     Current portion of notes payable               414,485         425,000
     Current portion of long term debt              164,147           --
     Accounts payable-trade                       2,931,034         467,822
     Accrued liabilities                            890,551         548,273
     Deferred service liability                   1,440,422           --
     Dividends payable                                --             28,432
                                               ------------    ------------
        TOTAL CURRENT LIABILITIES                 6,091,640       1,469,527

LONG TERM LIABILITIES:
   CREDIT FACILITY OBLIGATIONS                    7,206,019           --
   DEFERRED LEASE INCENTIVE                          33,634           --
   LONG TERM DEBT                                   115,911           --
   NOTE PAYABLE LONG TERM                            38,950           --
                                               ------------    ------------
        TOTAL LIABILITIES                        13,486,154       1,469,527

MINORITY INTEREST IN SUBSIDIARY                   2,130,987          29,202

STOCKHOLDERS' EQUITY:
   Preferred  stock,   $1.00  par  value;           193,140         319,934
        1,000,000 shares authorized, 65,000 Class
         B issued and outstanding on December 31,
         1997, liquidation preference of $341,250,
         zero shares outstanding on June 30, 1998;
         193,140 and 254,934 Class A issued and
         outstanding on June 30, 1998 and
         December  31, 1997  respectively;
         liquidation  preference $1,013,985 and
         $1,338,404 respectively
   Common stock, $.01 par value;                     41,430          34,985
        10,000,000  shares authorized, 4,143,026
         shares issued and outstanding on June 30,
         1998 and 3,498,407 shares issued and
         outstanding on December 31, 1997.
      Additional paid-in capital                  7,008,317       5,713,866
      Subscription receivable                      (222,500)          --
      Unrealized Gains (Losses)
       on marketable securities                        (575)         24,624
      Retained Earnings Accumulated Deficit      (2,527,783)     (1,334,216)
                                               ------------    ------------
 Total stockholders' equity                       4,492,029       4,759,193
                                               ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $ 20,109,170     $ 6,257,922
                                               ============    ============

                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc., and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)
                  For the Periods Ended June 30, 1998 and 1997

                                       Three Month Ended          Year to Date
                                       -----------------          ------------
                                       1998         1997        1998      1997
                                       ----         ----       -----      ----

Sales and service revenues       $7,982,834  $1,483,230  $9,979,422  $2,569,794
Cost of sales and revenue and
   direct service expense         6,510,953   1,087,247   7,866,491   1,886,187
                                 ----------  ----------  ----------  ----------
Gross profit                      1,471,881     395,983   2,112,931     683,607

Selling, general and
 administrative expenses          2,398,311     611,151   3,154,397   1,134,640
                                 ----------  ----------  ----------  ----------
Loss from operations               (926,430)   (215,168) (1,041,466)   (451,033)

Other income (expense):
   Interest income                   22,360      35,521      47,785      51,658
   Interest expense                (173,555)     (1,513)   (180,194)    (16,362)
                                 ----------  ----------  ----------  ----------
Total other income (expense)       (151,195)     34,009    (132,409)     35,296

Minority share of subsidiary loss    12,737       1,758      29,201      16,226

                                 ----------  ----------  ----------  ----------
Loss before provision for taxes  (1,064,888)   (179,402) (1,144,674)   (399,511)

Income tax expense:
   Current                            3,305        --         3,305        --
                                 ----------  ----------  ----------  ----------
Total income tax expense              3,305        --         3,305        --

                                 ----------  ----------  ----------  ----------
NET LOSS                        $(1,068,193) $ (179,402)$(1,147,979) $ (399,511)
                                ===========  ==========  ==========  ==========


Loss attributable to
          common stockholders   $(1,068,193)  $(212,252)$(1,147,979)  $(432,362)
                                ===========  ==========  ==========  ==========
Loss per share                  $     (0.27) $   (0.09)  $    (0.30) $    (0.23)
                                ===========  ==========  ==========  ==========
Number of weighted average
          shares of common shares
          outstanding             3,960,601   2,427,575   3,820,717  1,864,425
                                ===========  ==========  ==========  ==========

                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                                 Jun 30 1998        Jun 30 1997
                                                -------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Loss                                        (1,147,979)          (399,512)
  Adjustments to reconcile net Loss to
   cash provided (used) by operations
    Depreciation and amortization adjustment         168,229             16,499
    Provision for slow moving inventory              291,916             15,000
    Minority interest share of subsidiary           (132,385)           (16,226)
    Deferred lease incentive                         (60,839)              --
  Changes in operating assets and liabilities
  (Increase) decrease in:
    Acounts receivable-trade                         768,133           (507,437)
    Other receivables                                (22,125)           (69,725)
    Inventory                                       (572,974)          (215,553)
    Contract rights                                  135,901               --
    Other assets                                     (36,059)              --
    Deferred expenses                                 (3,012)              --
    Deferred sales costs                               3,133               --
    Prepaid expenses                                (184,549)          (140,533)
  Increase (decrease) in:
    Accounts payable                                 902,502            101,180
    Accrued liabilities                             (224,996)            84,303
    Deferred service liability                      (173,895)              --
                                                -------------     -------------
NET CASH USED BY OPERATING ACTIVITIES               (288,999)        (1,132,004)

CASH FLOWS FROM INVESTING ACTIVITES
    Additions to property and equipment             (110,879)           (76,908)
    Purchases of certificates of deposit                --             (697,249)
    Advances on note receivable                      121,214             17,922
    Sale (purchase) of marketable securities         (48,561)           584,690
    Capitalized merger and acquisition costs         (37,409)
    Business acquisition, net of cash acquired      (415,127)                 0
                                                -------------     -------------
NET CASH USED BY INVESTING ACTIVITIES               (490,762)          (171,545)

CASH FLOWS FROM FINANCING ACTIVITIES
    Credit facility obligations                      846,957                  0
    Proceeds from short term debt                       --               53,383
    Payments on short term debt                         --             (347,772)
    Repayment of long-term debt                     (700,083)                 0
    Proceeds from sale of preferred stock,
       common stock and warrants                     383,964          1,870,707
    Payments on related party borrowing                 --             (245,000)
    Dividends paid                                   (28,432)           (32,491)
                                                -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            502,406          1,298,827
                                                -------------     -------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                              (277,355)            (4,722)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        1,918,604            261,098
                                                -------------     -------------
CASH AND EQUIVALENTS AT END OF PERIOD              1,641,249            256,376
                                                =============     =============

                 Tech Electro Industries, Inc., and Subsidiaries
                   Notes to Consolidated Financial Statements


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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


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

Note C - Acquisition

         On March 19, 1998, the Company completed the acquisition of 51% of the issued and outstanding common stock of U.S. Computer Group Inc ("USCG"). The purchase consideration for the interest was $1,000,000 paid in cash. The acquisition has been accounted for as a purchase. The excess of the aggregate purchase price over the fair market value of assets acquired and liabilities assumed of $3,984,815 will be amortized over 15 years. Contract rights acquired of $5,436,047 will be amortized on a straight-line basis over the respective contract lives.

The summary of the fair value of assets acquired and liabilities assumed is as follows:

         Current assets                             $ 4,672,250
         Fixed assets                                   642,408
         Contract rights and other assets             5,912,160
         Goodwill                                     3,984,815
         Current liabilities                         (4,543,524)
         Long-term liabilities                       (7,433,939)
         Minority interest                           (2,234,170)
                                                     -----------
                                                    $ 1,000,000
                                                    ============

The following pro forma consolidated results for the quarter and six months ending June 30, 1998 and 1997 assumes USCG acquisition occurred as of January 1, 1997.


                       Three Months Ended                Six Months Ended

             June 30, 1998    June 30, 1997        June 30, 1998  June 30, 1997
             -------------    -------------        -------------  -------------
Revenues      $  5,924,379    $   6,013,189         $ 13,429,868   $ 13,454,754
Net loss      $   (333,679)   $   ( 522,198)        $ (1,052,780)  $ (1,913,623)

Loss per share
(Basic and
  diluted)    $      (0.08)   $     (0.22)          $      (0.28)  $      (1.03)


Note D - Dividends

         Dividends were declared on May 20, 1998 for Class A Preferred Stock at $0.0975 per share. This dividend was paid in the form of common stock at the rate of .0313 shares of common for each share of preferred. The dividend was payable on June 30, 1998 to stockholders of record at the close of business of May 3, 1998. In addition, dividends paid during the quarter ended June 30, 1998 was $7,678. No dividends were paid for the quarter ended June 30, 1997. No dividends were payable at June 30, 1998.

Note E - Inventories

Inventories consist of the following at June 30, 1998:

         Computer parts, electronic components and
            packing materials                                  $4,618,204
         Less valuation reserves                                  762,516
                                                                ---------
                                                               $3,855,688
                                                                =========

         The Company increased its inventory allowance by $120,000 in the second quarter due to the reduction in business from a major customer by its subsidiary Computer Components Corporation. This inventory allowance consists of specialized inventory the Company has in stock for this customer.

Note F - Property and Equipment

Property and equipment consists of the following at June 30, 1998:

         Machinery and equipment                        $ 1,211,183
         Leasehold improvements                             320,511
         Furniture and fixtures                             396,904
         Automobiles                                        312,250
                                                          ---------
                                                          2,240,848
         Less accumulated depreciation & amortization     1,266,912
                                                          ---------
                                                          $ 973,936
                                                          =========

         Included in property and equipment at June 30, 1998 is $404,561 of equipment and furniture acquired under capital leases. Accumulated amortization of such equipment and furniture was $219,488 at June 30, 1998.



Note G - Credit Facility Obligations

         At June 30, 1998, the Company's subsidiary, USCG, maintained a revolving loan ("the Agreement") with a financial institution, with the maximum borrowings allowable equal to the lesser of $10,000,000 outstanding at any one time or the sum of 80 percent of the amount of the USCG's eligible receivables, as defined in the Agreement. In addition to the revolving loan, USCG also maintains a term loan with the same financial institution in the principle amount of $ 500,000 ("Term Loan") plus a term loan in the principal amount of $500,000 (the "Term Loan"). Borrowings under the Agreement are secured by an interest in all of the USCG's owned accounts receivable, inventory, equipment, investment property and general intangibles.

         Borrowings under the agreement bear interest at a rate equal to the prime rate plus 2 percent per year, but in no event less than 9 percent per year. The revolving loan matures on September 30, 2000, subject to automatic renewal terms of one year each. As of June 30, 1998, $6,457,020 was outstanding under the revolving loan.

         Interest on the Term Loan is payable beginning on October 31, 1998 in equal monthly installments of $14,000 plus a payment of the unpaid principal balance on September 30, 2000. As of June 30, 1998, $500,000 was outstanding under the term loan.

         The terms of the Agreement provided for minimum monthly interest charges, an initial loan fee of 1 percent of the maximum dollar amount of the loan, an anniversary fee of .5 percent of the maximum dollar amount and a quarterly facility fee of $5,000. Certain financial and nonfinancial covenants are required to be met. At June 30, 1998, covenants relating to tangible net worth and audited financial statement deadlines were in default, however, the financial institution has provided waivers of such covenants.


         In addition, the USCG has a "floorplan" credit line arrangement with a finance corporation which provides for financing of up to $ 250,000 to support inventory purchases from a specific vendor. The floorplan credit line agreement does not provide for interest terms as amount outstanding are required to be paid timely. As collateral security of the payment under the loan agreement, USCG granted the finance corporation a security interest in the assets of USCG. As of June 30, 1998, accounts payable includes approximately $93,380 related to this inventory financing.


Note H - Deferred Service Liability

         The deferred service liability of $ 1,440,422 on the accompanying consolidated balance sheet represents maintenance contract revenues billed but not yet earned. The terms of the Company's service maintenance contracts provide for a period of service ranging from one to twelve months. Contracts are automatically renewed by the Company unless the customer provides 90 days notice of termination. The deferred service liability is amortized on a straight-line basis over the term of the related contracts. As of June 30, 1998, the Company had a service maintenance contract base with an aggregate balance of approximately $ 16,639,710.


Note I - Loss per Share

         The Company adopted SFAS NO. 128, "Earnings Per Share", in 1997, which, requires the disclosure of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for 1998 and 1997 as they are antidilutive. Therefore, diluted and basic loss per share is identical. Net loss per share for the six months ended June 30,1997 has been increased for accrued dividends on preferred stock totaling $32,850. There were no accrued dividends as of June 30, 1998.

Note J - Long-Term Debt

As of June 30, 1998, long-term debt consists of the following:

         Capital lease obligations (a)                    $ 221,246
         Automobile loans (b)                                58,812
                                                          ---------
                                                          $ 280,058

         Less current installments of long-term debt        164,147
                                                          ---------
                                                          $ 115,911
                                                          =========

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


Note K - Minority Interest

         Minority interest of $ 2,130,987 at June 30, 1998 represents the minority interest in USCG's series D and series E redeemable preferred stock which remain outstanding at June 30, 1998.

         USCG's series D preferred stock outstanding of $ 133,814 are cumulative, non-voting shares that were originally issued in connection with a business acquisition. In September, 1997, a redemption agreement was signed with the preferred shareholder, which calls for 14 monthly payments of $ 33,452 or 22,668 shares of series E Preferred stock which will fully redeem all outstanding preferred shares by October, 1998. Cumulative dividends of 8 percent will continue to be paid on the remaining balance. The liquidation preference of series D preferred stock is equal to the remaining redemption price of $ 133,814.

         In connection with the acquisition of USCG by the Company, USCG also issued 2,000 shares of series E redeemable preferred stock with a par value of $ 1,000 per share. Cumulative dividends are payable on the stock annually beginning December 31, 1998, in cash at a rate of 7 percent per share or 12 percent, if paid in additional shares of series E preferred stock. The series E preferred stock is redeemable by the Company at any time. The liquidation preference of the preferred stock is equal to the remaining redemption price of $ 2,000,000.

Note L - Warrants and Stock Options

         During February 1997, in connection with common stock issued for cash, the Company entered into an agreement which called for the reorganization of its subsidiaries. The agreement provide that Tech Electro Industries, Inc. remit eighty-four percent of all proceeds received from the exercise of warrants and options existing at that time to its subsidiary, CCC, for funding of expansions and growth. At June 30, 1998, 1,945,000 warrants subject to the agreement were outstanding with an exercise price of $3.30 per warrant. The warrants expire on January 26, 2000. In addition, at June 30, 1998, 1,000,000 options subject to the agreement were outstanding. The options have an exercise price of $2.50 per share and will expire on March 10, 1999. In December 1997, the Company issued an additional 1,000,000 options to purchase common stock at $1.75 per share. These option proceeds are not subject to remittance to CCC.


Note M - Subsequent Event

         On July 10, 1998, the Company entered into an Agreement and Plan of Merger with DenAmerica Corp. (DEN) to acquire all of the outstanding capital stock of DEN. Under the terms of the agreement, the holders of each share of DEN will receive $4.00 in cash and newly issued preferred stock of the Company worth $.90 per share. The proposed merger is subject to various contingencies including financing, regulatory approvals and other matters.

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

Recent Developments

         During the period ended June 30, 1998, a number of developments occurred which had a significant impact on the operations and results of the Company, including the following:

         In May 1998, Computer Components Corporation, a wholly-owned subsidiary of the Company (CCC), was notified of a reduction in business from a major customer, resulting in a $120,000 write-off from inventory (an increase of cost of goods sold) for the month of June 1998.

         On April 8, 1998, the Company  commenced a private placement of 375,000
shares  of  Company  common  stock for  $750,000,   the  private  placement  was
completed in July 1998.

         On July 10, 1998, the Company entered into an Agreement and Plan of Merger with DenAmerica Corp. (DEN) to acquire all of the outstanding capital stock of DEN. Under the terms of the agreement, the holders of each share of DEN will receive $4.00 in cash and newly issued preferred stock of the Company worth $.90 per share. The proposed merger is subject to various contingencies including financing, regulatory approvals and other matters.

         In addition, the financial results of the Company for the six months ended June 30, 1998 were significantly impacted by the acquisition of a majority interest in US Computer Group, Inc., (USCG) which was consummated on March 19, 1998. Because the acquisition of USCG took place during the final portion of the quarter ended March 31, 1998, the period ending June 30, 1998 is the first period in which the operations of USCG are reflected in the results of operations of the Company.


THREE-MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE-MONTHS ENDED JUNE 30, 1997

Results of Operations

         As noted above, the Company's results of operations for the second quarter of 1998, compared to the second quarter of 1997, were significantly impacted by the operations of USCG, which was acquired after the second quarter of 1997, and for which there are no comparable results in the first quarter of 1997.

Revenues

         For the three month period ending June 30, 1998, the Company had sales of $7,982,834, an increase of $6,499,604 (438.21%) from sales of $1,483,230 for the three month period ending June 30, 1997. The significant increase in sales was due to sales originated by USCG and its subsidiaries, which together contributed sales of $5,913,279 to the Company's revenues for the three month period ending June 30, 1998. Neither USCG nor its subsidiaries had sales contributing to the Company's revenues in the comparable period in 1997. Excluding sales of USCG, the Company recorded sales of $2,069,555, for the three month period ending June 30, 1998, or an increase of $586,325 (39.53%) from the three month period ending June 30, 1997.

         The Company recognized a loss from operations of $926,430 (unaudited) for the three month period ending June 30, 1998, compared to a loss of $215,168 during the same period in the prior year, an increase in losses of $711,262 (330.56%). The Company's increased loss was due to increases in cost of goods sold and general and administrative expenses. The cost of goods sold rose to $6,510,953 in the second quarter of 1998 from $1,087,247 in the second quarter of 1997, an increase of 5,423,706 (498.85%). The Company's general and administrative expenses rose to $2,398,311 for the three month period ending June 30, 1998 from $611,151 for the same period in 1997, an increase of 1,787,160 (292.43%). The increase in cost of goods sold and a substantial portion of the increase in general and administrative expenses can be attributed to the consolidation of the operations of USCG and its subsidiaries, which contributed cost of goods sold of $4,903,494 and general and administrative expenses of $1,181,427 for the second quarter of 1998, with no contribution in the same period in 1997. Additionally, in May 1998, Computer Components Corporation, a wholly owned subsidiary of the Company (CCC) was advised that a major customer had experienced a change in certain management. This development caused CCC to record a reduction in inventory of $120,000 in June 1998. The Company expects that the loss of this customer will result in a reduction of sales of $1,000,000 during the remainder of the Company's fiscal year.

Cost of Goods Sold

         The Company's cost of goods sold, consisting primarily of inventory, rose to $6,510,953 in the second quarter of 1998 from $1,087,247 in the second quarter of 1997, an increase of $5,423,706 (498.85%). A substantial portion of the increase was due to the impact of USCG and its subsidiaries, which contributed cost of goods sold of $4,903,492 for the second quarter of 1998, with no contribution in the same period in 1997. Excluding cost of goods sold of USCG, the Company recorded cost of goods of $1,607,459 in the second quarter of 1998, or an increase of $520,212 (47.85%) from the second quarter of 1997. As mentioned above, CCC recorded an additional $120,000 to cost of goods in June 1998 due to the write-off of inventory from the reduction in business from a major customer.

         Cost of goods as a percentage of sales rose to 81.56% in the second quarter of 1998 from 73.30% in the second quarter of 1997. This increase is attributable to USCG and its subsidiaries, for which the cost of goods as a percentage of sales was 82.92% in the second quarter of 1998. Excluding cost of goods sold of USCG, the cost of goods as a percentage of sales for the rest of the Company rose to 77.67% in the second quarter of 1998 from 73.30% in the second quarter of 1997. Again, this increase was substantially due to CCC's additional $120,000 to cost of goods in June 1998 due to the write-off of inventory from the reduction in business from a major customer.

General and Administrative Expenses

         The Company's general and administrative expenses, consisting primarily of wages, benefits and related expenses, rose to $2,398,311 for the three month period ending June 30, 1998 from $611,151 for the same period in 1997, an increase of $1,787,160 (292.43%). The increase was due primarily to costs associated with operations of USCG and its subsidiaries, which contributed general and administrative expenses of $1,181,427 for the second quarter of 1998, with no contribution in the same period in 1997. Excluding general and administrative expenses of USCG, the Company recorded general and administrative expenses of $1,216,884 in the second quarter of 1998, or an increase of $605,733 (99.11%) from the second quarter of 1997. Such increase was due primarily to the cost associated with the DEN acquisition and the integration of USCG into the Company.

Purchase Order Backlog

         At June 30, 1998, Company's purchase order backlog was approximately $2,231,389, compared to $1,861,570 at June 30, 1997, an increase of 19.87%. Of the  $2,231,389  purchase order backlog at June 30, 1998,  $119,024  (5.33%) was attributable to USCG and $2,112,365 (94.67%) was attributable to the rest of the Company. Generally, order backlog represents orders received from customers but not shipped typically at the request of the customer. The Company monitors its purchase backlog to help analyze sales trends and to gauge future sales potential.

Interest Expense

         The Company incurred $173,555 in interest expense in the second three months of 1998, compared to $1,513 during the second three months of 1997, an increase of $172,042 (11,370.92%). The significant increase in interest expense is attributable to USCG and its subsidiaries, which incurred $162,037 in interest expense in the second three months of 1998.

Income Tax Expense

         The Company incurred $3,305 in income tax expense in the second three months of 1998, compared to $0 during the second three months of 1997. The increase in income tax expense was due to the Company's franchise tax for the state of Texas.


SIX-MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX-MONTHS ENDED JUNE 30, 1997

Results of Operations

         The Company's results for operations for the first six months of 1998, compared to the first six months of 1997, were significantly impacted by the operations of USCG, which was acquired during the first six months of 1998, and for which there are no comparable results in the first six months of 1997.

Revenues

         For the six month period ending June 30, 1998, the Company had sales of $9,979,422, an increase of $7,409,628 (or approximately 288.33%) from sales of $2,569,796 for the six month period ending June 30, 1997. The significant increase in sales was due to sales originated by USCG and its subsidiaries, which together contributed sales of $5,913,279 to the Company's revenues for the six month period ending June 30, 1998. Neither USCG nor its subsidiaries had sales contributing to the Company's revenues in the comparable period in 1997.

         The Company recognized a loss from operations of $1,041,466 (unaudited) for the six month period ending June 30, 1998, compared to a loss of $451,033 during the same period in the prior year, an increase in losses of $590,433 (130.91%). The Company's increased loss was due to increases in cost of goods sold and general and administrative expenses. The cost of goods sold rose to $7,866,491 in the first half of 1998 from $1,886,187 in the first half of 1997, an increase of 5,980,304 (317.06%). The Company's general and administrative expenses rose to $3,154,397 for the six month period ending June 30, 1998 from $1,134,640 for the same period in 1997, an increase of 2,019,757 (178.01%). The increase in both cost of goods sold and general and administrative expenses can be attributed to the consolidation of USCG and its subsidiaries, which contributed cost of goods sold of $4,903,494 and general and administrative expenses of $1,181,427 for the first half of 1998, with no contribution in the same period in 1997. Additionally, CCC contributed an additional $120,000 to cost of goods in June 1998 due to the write-off of inventory from the loss of a major customer.

Cost of Goods Sold

         The Company's cost of goods sold, consisting primarily of inventory, rose to $7,866,491 in the first half of 1998 from $1,886,187 in the first half of 1997, an increase of 5,980,304 (317.06%). The increase was due to the impact of USCG and its subsidiaries, which contributed cost of goods sold of $4,903,494 for the first half of 1998, with no contribution in the same period in 1997. Additionally, CCC contributed an additional $120,000 to cost of goods in June 1998 due to the write-off of inventory from the loss of a major customer.

         Cost of goods as a percentage of sales rose to 78.83% in the first half of 1998 from 72.87% in the first half of 1997. This increase is attributable to USCG and its subsidiaries, for which the cost of goods as a percentage of sales was 82.92% in the first half of 1998.

General and Administrative Expenses

         The Company's general and administrative expenses, consisting primarily of wages, benefits and related expenses, rose to $3,154,397 for the six month period ending June 30, 1998 from $1,134,640 for the same period in 1997, an increase of 2,019,757 (178.01%). The increase was due to costs associated with operations of USCG and its subsidiaries, which contributed general and administrative expenses of $1,181,427 for the first half of 1998, with no contribution in the same period in 1997.

Interest Expense

         The Company incurred $180,194 in interest expense in the first half of 1998, compared to $16,362 during the first six months of 1997, an increase of $163,832 (1001.30%). The significant increase in interest expense is attributable to USCG and its subsidiaries, which incurred $162,037 in interest expense in the first half of 1998.

Income Tax Expense

         The Company incurred $3,305 in income tax expense in the first six months of 1998, compared to $0 during the first six months of 1997. The increase in income tax expense was due to the Company's franchise tax for the state of Texas.

Liquidity

         As of June 30, 1998, the Company had cash and cash equivalents of $1,641,249 and marketable securities of $119,425. At June 30, 1997 the Company had cash of $256,315, certificates of deposit of $697,249 and marketable securities of $698,625. The change in the Company's investment in cash, certificates of deposit, and securities reflects the liquidation of certificates of deposit to fund cash needs of the Company, as well as cash and cash equivalents held by USCG. The Company expects to use these funds as required for maintenance and expansion of existing operations of CCC, UBC and VBT.

         On  September  9,  1997,  USCG  entered  into a loan  agreement  with a financial institution which provides for a revolving loan with the maximum borrowings allowable equal to the lesser of $10,000,000 outstanding at any one time or the sum of 80 percent of the amount of the Company's eligible receivables, as defined in the loan agreement, other than maintenance contract receivables, plus 4.25 times the average total monthly computer maintenance contract collections to be calculated on a trailing twelve month moving average, plus a term loan in the principal amount of $500,000. Borrowings under the loan agreement are secured by an interest in all of USCG's owned accounts receivable, inventory, equipment, investment property and general intangibles. The revolving loan matures on September 30, 2000, subject to automatic renewal terms of one year each. The interest on the Term Loan is payable beginning on October 31, 1998 in equal monthly installments of $14,000 plus a payment of the unpaid principal balance on September 30, 2000. As of June 30, 1998, $500,000 was outstanding under the term loan and another $500,000 was outstanding under a bridge term loan extended to USCG shortly after its acquisition by the Company, for a total of $1,000,000 outstanding.

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

         On April 8, 1998, the Company commenced a private placement of 375,000 shares of Company common stock for $750,000, which placement was completed in July 1998. The proceeds from this private placement are expected to be used for working capital.

         On  April  17,  1998,  USCG  announced  that  it  had  entered  into  a non-binding letter of intent to raise up to $20 million in a firm commitment initial public offering of its common stock. The proceeds of the offering will be used to, among other things, finance selected acquisitions, repay indebtedness and provide working capital.

         On July 15, 1998, the Company announced that it had entered into a definitive merger agreement with DenAmerica Corp. (DEN), the owner and franchisor of the Black-eyed Pea restaurant chain and a leading franchisee of Denny's restaurants, providing for the merger of DEN into the Company. The merger agreement terms are similar to those of the letter of intent signed by the two companies on April 30, 1998. The transaction is expected to be consummated in November 1998.

         Under the terms of the definitive agreement, DEN shareholders will receive $4.00 in cash and $0.90 in newly-issued preferred stock of the Company. The Company is expected to retain most of the management, administrative and operations personnel of DEN. The consummation of the merger is contingent upon satisfactory completion of mutual due diligence efforts, financing and other conditions. Should the merger not occur due to the DEN Board of Directors executing a transaction with another purchaser, a $3 million breakup fee would be paid to the Company.

         The Company expects to fund the cash portion of the consideration for the merger from debt secured by assets of DEN, subordinated debt of the Company or combination of those two and other sources.

Inflation

         The Company has not been materially effected by inflation, while the Company does not anticipate inflation affecting the Company's operations, increases in labor and supplies could impact the Company's ability to compete.

Year 2000

         As has been widely reported, there is worldwide concern that Year 2000 technology problems may materially and adversely impact a variety of businesses, local, national and global economies. The Company, in response to this effort, has commenced a process of identifying operating and application software systems that will be impacted by the Year 2000. The Company's preliminary analysis indicates that the Company will require enhancement of software in older systems, as well as updating and enhancing various accounting and other systems. The Company believes that it will complete upgrades of its operating and application software systems prior to the Year 2000, although competition for goods and services relating to such upgrades, including computer equipment and installation expertise, may cause delays in implementation. The Company currently anticipates that the cost to the Company of such software enhancements, including installation costs and related expenses, will total approximately $50,000 to $100,000, which will be funded out of the working capital of the Company. This expense is not anticipated to be material to the Company's financial position or future results of operations, although there can be no assurance that presently unforeseen computer programming difficulties will arise.

         The Company has not conducted a systematic evaluation of the Year 2000 compliance of its vendors and customers. As a result, it is possible that the Company's future performance may be adversely impacted by payment and financial difficulties experienced by customers, and by shipping, fulfillment and accounting difficulties experienced by vendors. The Company believes that it has sufficient resources, including cash reserves and inventory supplies, to maintain operations during delays in payments or supplies of inventories. However, the Company is aware that extended difficulties by larger vendors or customers may have a significant impact; however, it is unable, at this time, to anticipate the extent of any such impact, were it to occur.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         On April 8, 1998, the Company commenced a private placement of 375,000 shares of Company common stock for $750,000, which private placement was completed in July 1998. All shares were sold through officers and directors of the Company to less than 35 accredited investors in reliance upon Rule 506 of the Securities Act of 1933, as amended and all proceeds will go to the Company.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.


Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  1. The Company filed an Amendment to the Current Report on Form 8-K, originally filed on February 13, 1998, clarifying its response to Item 4 regarding changes in certifying accountant.

                  2. The Company filed Amendment No. 1 to the Current Report on Form 8-K, originally filed on March 19, 1998, providing financial statements and pro forma financial statements of USCG.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Tech Electro Industries, Inc.
                                                 -----------------------------



Date: August 14, 1998                            /s/ DAVID KAYE
                                                 ----------------------
                                                 David Kaye
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer