Form 10QSB
period 1998-09-30
TECH ELECTRO INDUSTRIES INC/TX
filed 1998-11-17
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

      [   ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210


                          Tech Electro Industries, Inc.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Texas                                             75-2408297
--------------------------------                          ----------------------
(State or other jurisdiction of                           (I.R.S Employer
  incorporation of organization)                             Identification No.)

            477 Madison Avenue, 24th Floor, New York, New Your 10022
            --------------------------------------------------------
                      Address of principal executive office


                                                          (212) 583-0900
                                                     ---------------------------
                                                     Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to
such filing requirements for the past ninety (90) days. Yes ( X ) No (   )


As of September 30, 1998, 4,398,203 shares of Common Stock were outstanding.

         THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                      INDEX

Item                                                                    Page

Part I - Financial Statements

Item 1 - Financial Statements (unaudited)

         Consolidated Balance Sheets at September 30, 1998 and
         December 31, 1997................................................3

         Consolidated Statements of Operations for
         the Periods Ended September 30, 1998 and 1997....................5

         Consolidated Statements of Cash Flows for the
         Periods Ended September 30, 1998 and 1997........................6

         Notes to Consolidated Financial Statements.......................7

Item 2 - Management's Discussion and Analysis of financial condition and results of operations.......................................13

Part II - Other Information

         Item 1 - Legal Proceedings......................................23

         Item 2 - Changes in Securities..................................23

         Item 3 - Defaults Upon Senior Securities........................23

         Item 4 - Submission of Matters to a
                  Vote of Securities Holders.............................23

         Item 5 - Other Information......................................23

         Item 6 - Exhibits and Reports on Form 8-K.......................23

Signatures...............................................................24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 Tech Electro Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheets

                                     ASSETS


                                              (Unaudited)
                                             Sep 30, 1998        Dec 31, 1997
                                             ------------        ------------

CURRENT ASSETS
     Cash and cash equivalents               $  1,445,584        $  1,918,604
     Marketable securities                           -                 96,063
     Accounts and notes receivable
     Accounts receivable-trade, net of
       allowance for doubtful accounts of
       $505,277 and $16,000 respectively        2,252,673             974,604
     Notes                                        220,000             362,153
     Other                                        147,062              34,942
     Deferred sales costs                         238,668                -
     Inventories                                3,748,350           1,801,034
     Prepaid expenses                             667,005             211,351
                                             ------------        ------------
TOTAL CURRENT ASSETS                            8,719,342           5,398,751
                                             ------------        ------------
NET PROPERTY AND EQUIPMENT                        930,809             308,884
                                             ------------        ------------

OTHER ASSETS
     Contract rights, net of accumulated
       amortization of $271,803                 5,164,244                -
     Deferred financing costs                     226,934                -
     Goodwill                                   3,826,484                -
     Notes receivable                              66,755              49,997
     Deposit on future acquisition                   -                500,000
     Other assets                                 288,587                 290
                                             ------------        ------------
TOTAL OTHER ASSETS                              9,573,004             550,287
                                             ------------        ------------
TOTAL ASSETS                                 $ 19,233,155        $  6,257,922
                                             ============        ============






                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   (Unaudited)
                                                  Sep 30, 1998     Dec 31, 1997
                                                  ------------     ------------
CURRENT LIABILITIES
     Current portion of credit facility
       obligations                                $    334,668     $       -
     Current portion of notes payable                  274,678          425,000
     Current portion of long term debt                 182,041             -
     Accounts payable-trade                          3,142,355          467,822
     Accrued liabilities                             1,091,535          548,273
     Deferred service liability                      1,605,395             -
     Dividends payable                                    -              28,432
                                                  ------------      -----------
TOTAL CURRENT LIABILITIES                            6,630,672        1,469,527

LONG TERM LIABILITIES
     Credit facility obligations                     7,089,888             -
     Deferred lease incentive                           22,731             -
     Long term debt                                     78,529             -
                                                  ------------      -----------
TOTAL LIABILITIES                                   13,821,820        1,469,527

MINORITY INTEREST IN SUBSIDIARY                      2,030,631           29,202
STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value;                 186,338          319,934
       1,000,000 shares authorized, 65,000
       Class B issued and outstanding on
       December 31, 1997, liquidation
       preference of $341,250, zero shares
       outstanding on September 30, 1998;
       186,338 and 254,934 Class A issued
       and outstanding on September 30, 1998
       and December 31, 1997 respectively;
       liquidation preference $978,275 and
       $1,338,404 respectively
     Common stock, $.01 par value;                      43,982           34,985
       10,000,000 shares authorized, 4,398,203
       shares issued and outstanding on
       September 30, 1998 and 3,498,407 shares
       issued and outstanding on December 31 1997
     Additional paid-in capital                      7,002,903        5,713,866
     Unrealized gains on marketable securities           -               24,624
     Subscriptions receivable                         (107,500)		   -
     Retained Earnings (Accumulated Deficit)        (3,755,019)      (1,334,216)
                                                  ------------     ------------
 Total stockholders' equity                          3,370,704        4,759,193
                                                  ------------     ------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 19,223,155        6,257,922
                                                  ============     ============
                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc., and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                For the Periods Ended September 30, 1998 and 1997

                                                                     Three Months Ended                        Year to Date
                                                                     -----------------                         ------------
                                                              1998                1997                1998             1997
                                                    --------------       -------------       -------------     ------------
Sales and service revenues                          $    7,033,198       $   2,184,170       $  17,012,622     $  4,753,654
Cost of sales and revenues and
     direct service expense                              5,577,262           1,587,858          13,443,753        3,474,045
                                                    --------------       -------------       -------------     ------------
Gross profit                                             1,455,936             596,312           3,568,869        1,279,609

Selling, general and
     administrative expenses                             2,313,120             705,230           5,467,518        1,827,790
                                                    --------------       -------------       -------------     ------------
Loss from operations                                      (857,184)           (108,918)         (1,898,649)        (548,181)

Other income (expense):
   Interest income                                          21,403              18,044              69,188           69,702
   Interest expense                                       (218,116)             (7,197)           (398,311)         (24,680)
   Other                                                  (151,663)               -               (151,663)            -
                                                    --------------       -------------       -------------     ------------
Total other income (expense)                              (348,376)             10,847            (480,786)          45,022

Minority share of subsidiary loss                             -                 13,316              29,201           29,541
                                                    --------------       -------------       -------------     ------------
Loss before provision for taxes                         (1,205,560)            (84,755)         (2,350,234)        (473,618)

Income tax expense:
   Current                                                   4,015                -                  7,320            7,455
                                                    --------------       -------------       -------------     ------------
Total income tax expense                                     4,015                -                  7,320            7,455
                                                    --------------       -------------       -------------     ------------
NET LOSS                                            $   (1,209,575)      $     (84,755)      $  (2,357,554)    $   (481,073)
                                                    ==============       =============       =============     ============
Loss attributable to
     common stockholders                            $   (1,226,345)      $    (117,605)      $  (2,423,117)    $   (579,623)
                                                    ==============       =============       =============     ============
Loss per share(base and diluted)                    $        (0.28)      $       (0.09)      $      (0.60)     $      (0.44)
                                                    ==============       =============       =============     ============
Number of weighted average
     shares of common shares
     outstanding                                         4,386,239           1,308,275           4,063,940        1,308,275
                                                    ==============       =============       =============     ============

                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                     Sep 30 1998     Sep 30 1997
                                                   -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                      $ (2,357,554)   $   (481,073)
     Adjustments to reconcile net
      loss to cash used by
      operations
     Depreciation and amortization adjustment           317,688          22,462
     Provision for slow moving inventory                348,666          56,117
     Minority interest share of subsidiary             (232,741)        (29,541)
     Deferred lease incentive                           (71,742)           -
Changes in operating assets and liabilities
     (Increase) decrease in:
               Accounts receivable-trade              1,100,225        (424,967)
               Other receivables                       (112,120)       (611,518)
               Inventory                               (538,140)       (415,363)
               Contract rights                          271,803            -
               Other assets                             (48,093)           -
               Deferred expenses                         24,729            -
               Deferred sales costs                     (42,087)           -
               Prepaid expenses                        (216,748)       (201,070)
         Increase (decrease) in:
               Accounts payable                       1,113,823          21,379
               Accrued liabilities                     (546,062)         82,294
               Deferred service liability                (8,922)           -
                                                   -------------   -------------
NET CASH USED BY OPERATING ACTIVITIES                  (997,275)     (1,981,280)
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment               (138,874)       (112,670)
     Purchases of certificates of deposit                  -           (491,669)
     Advances on note receivable                        125,395          27,086
     Sale of marketable securities                       71,439         943,677
     Business acquisition, net of cash acquired        (415,127)           -
                                                   -------------   -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       (357,167)        366,424
CASH FLOWS FROM FINANCING ACTIVITIES
     Credit facility obligations                        814,493            -
     Payments on short term debt                           -            (72,772)
     Proceeds from long-term debt                          -           (247,939)
     Repayment of long-term debt                       (898,328)           -
     Proceeds from sale of preferred stock,
         common stock and warrants                      993,689       1,870,707
     Dividends paid                                     (28,432)        (59,945)
                                                   -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               881,422       1,490,051
                                                   -------------   -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (473,020)       (124,805)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           1,918,604         261,973
                                                   -------------   -------------
CASH AND EQUIVALENTS AT END OF PERIOD              $  1,445,584    $    137,168
                                                   =============   =============
                 See Notes to Consolidated Financial Statements

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


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

     The summary of the fair value of assets acquired and liabilities assumed is as follows:

         Current assets                         $ 4,672,250
         Fixed assets                               642,408
         Contract rights and other assets         5,912,160
         Goodwill                                 3,984,815
         Current liabilities                     (4,543,524)
         Long-term liabilities                   (7,433,939)
         Minority interest                       (2,234,170)
                                                ------------
                                                $ 1,000,000
                                                ============

     The following pro forma consolidated results for the quarter and nine months ending September 30, 1998 and 1997 assumes the USCG acquisition occurred as of January 1, 1997.


                                               Three Months Ended                         Nine Months Ended
                                      ---------------------------------          ----------------------------------
                                      Sep 30, 1998         Sep 30, 1997          Sep 30, 1998          Sep 30, 1997
                                      ------------         ------------          ------------          ------------
         Revenues                     $  7,033,198         $ 13,859,120          $ 17,012,622          $ 31,039,341
         Net loss  $(1,209,575)       $ (3,891,753)        $ (2,357,554)         $ (9,606,087)
         Loss per share
        (Basic and diluted)           $      (0.28)        $      (2.97)         $      (0.60)         $      (7.34)


Note D - Dividends

     Dividends were declared on August 19, 1998 for Class A Preferred Stock at $0.09 per share. This dividend was paid in the form of common stock at the rate of .048 shares of common for each share of preferred. The dividend was payable on September 30, 1998 to stockholders of record at the close of business of August 31, 1998. In addition, dividends paid during the quarter ended September 30, 1998 were $16,770. No dividends were paid for the quarter ended September 30, 1997. No dividends were payable at September 30, 1998.

Note E - Inventories

Inventories consist of the following at September 30, 1998:

         Computer parts, electronic components and
           packing materials                               $4,567,616
         Less valuation reserves                              819,266
                                                           ----------
                                                           $3,748,350
                                                           ==========

Note F - Property and Equipment

Property and equipment consists of the following at September 30, 1998:

         Machinery and equipment                       $ 1,228,974
         Leasehold improvements                            320,510
         Furniture and fixtures                            407,109
         Automobiles                                       312,250
                                                        ----------
                                                         2,268,843
         Less accumulated depreciation & amortization    1,338,034
                                                        ----------
                                                         $ 930,809
                                                        ==========

     Included in property and equipment at September 30, 1998 is $404,599 of equipment and furniture acquired under capital leases. Accumulated amortization of such equipment and furniture was $236,834 at September 30, 1998.

Note G - Credit Facility Obligations

     On September 9, 1997, USCG entered into a loan agreement with Coast Business Credit, subsequently amended on February 24, 1998 and March 19, 1998, which provides for a revolving loan with the maximum borrowings allowable equal to the lesser of $10,000,000 outstanding at any one time or the sum of 80 percent of the amount of the Company's eligible receivables other than maintenance contract receivables as defined in the loan agreement, plus 4.25 times the average total monthly computer maintenance contract collections to be calculated on a trailing twelve month moving average, as well as a term loan in the principal amount of $500,000. At September 30, 1998, the maximum borrowings available were $7,581,000. Borrowings under the loan agreement are secured by an interest in all of USCG's owned accounts receivable, inventory, equipment, investment property and general intangibles.

     Borrowings under the agreement bear interest at a rate equal to the prime rate plus 2 percent per year, but in no event less than 9 percent per year. The revolving loan matures on September 30, 2000, subject to automatic renewal terms of one year each. As of September 30, 1998, $6,420,233 was outstanding under the revolving loan.

     Interest on the Term Loan is payable beginning on October 31, 1998 in equal monthly installments of $14,000 plus a payment of the unpaid principal balance on September 30, 2000. As of September 30, 1998, $986,000 was outstanding under the term loan.

     The terms of the Agreement provided for minimum monthly interest charges, an initial loan fee of 1 percent of the maximum dollar amount of the loan, an anniversary fee of .5 percent of the maximum dollar amount and a quarterly facility fee of $5,000. Certain financial and nonfinancial covenants are required to be met. At September 30, 1998, covenants relating to tangible net worth and audited financial statement deadlines were in default, however, the financial institution has provided waivers of such covenants.

     In addition, the USCG has a "floorplan" credit line arrangement with a finance corporation which provides for financing of up to $ 250,000 to support inventory purchases from a specific vendor. The floorplan credit line agreement does not provide for interest terms as amounts outstanding are required to be paid timely. As collateral security of the payment under the loan agreement, USCG granted the finance corporation a security interest in the assets of USCG. As of September 30, 1998, accounts payable includes approximately $147,440 related to this inventory financing.


Note H - Line of Credit

     During the third quarter, CCC increased its credit line from $750,000 to $1,000,000. The line is payable on demand with interest at prime plus one
half percent, maturing June 30,  1999  and  secured  by   accounts  receivable,
inventory,   machinery  and equipment and a $250,000 certificate of deposit.  At
September 30, 1998 and 1997 the outstanding balance was $210,000 and $275,000 respectively.


Note I - Deferred Service Liability

     The deferred service liability of $ 1,605,395 on the accompanying consolidated balance sheet represents maintenance contract revenues billed but not yet earned. The terms of the Company's service maintenance contracts provide for a period of service ranging from one to twelve months. Contracts are automatically renewed by the Company unless the customer provides 90 days notice of termination. The deferred service liability is amortized on a straight-line basis over the term of the related contracts. As of September 30, 1998, the Company had a service maintenance contract base with an aggregate balance of approximately $ 15,852,894.

Note J - Loss per Share

     The Company adopted SFAS NO. 128, "Earnings Per Share", in 1997, which, requires the disclosure of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for 1998 and 1997 as they are antidilutive. Therefore, diluted and basic loss per share is identical. Net loss per share for the nine months ended
September 30, 1998 and 1997 has been increased for accrued dividends on preferred stock totaling $65,563 and $98,550. There were no accrued dividends as of September 30, 1998.

Note K - Long-Term Debt

As of September 30, 1998, long-term debt consists of the following:

         Capital lease obligations (a)                      $ 202,396
         Automobile loans (b)                                  58,174
                                                            ---------
                                                            $ 260,570

         Less current installments of long-term debt          182,041
                                                            ---------
                                                            $  78,529
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



Note L - Minority Interest

     Minority interest of $ 2,030,631 at September 30, 1998 represents the minority interest in USCG's series D and series E redeemable preferred stock which remain outstanding at September 30, 1998.

     USCG's series D preferred stock outstanding of $ 33,458 are cumulative, non-voting shares that were originally issued in connection with a business acquisition. In September, 1997, a redemption agreement was signed with the preferred shareholder, which calls for 14 monthly payments of $ 33,452 or 22,668 shares of series E Preferred stock which will fully redeem all outstanding preferred shares by October, 1998. Cumulative dividends of 8 percent will continue to be paid on the remaining balance. The liquidation preference of series D preferred stock is equal to the remaining redemption price of $ 33,458.

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

Note M - Warrants and Stock Options

     During February 1997, in connection with common stock issued for cash, the Company entered into an agreement which called for the reorganization of its subsidiaries. The agreement provide that Tech Electro Industries, Inc. remit eighty-four percent of all proceeds received from the exercise of warrants and options existing at that time to its subsidiary, CCC, for funding of expansions and growth. At September 30, 1998, 1,945,000 warrants subject to the agreement were outstanding with an exercise price of $3.30 per warrant. The warrants expire on January 26, 2000. In addition, at September 30, 1998, 1,000,000 options subject to the agreement were outstanding. The options have an exercise price of $2.50 per share and will expire on March 10, 1999. In December 1997, the Company issued an additional 1,000,000 options to purchase common stock at $1.75 per share. These option proceeds are not subject to remittance to CCC.


Note N - Restricted Cash

     At September 30, 1998, CCC and subsidiaries maintained cash on hand totaling $710,015. These funds are restricted for use by CCC. TEI may draw upon this cash for certain specified uses including the payment of preferred stock dividends or funding future acquisitions.

Item 2. Management's Discussion and Analysis of financial condition and results of operations.

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company and information relating to Year 2000 matters, described below. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Recent Developments

     The financial results of the Company for both the three and nine months ended September 30, 1998 were significantly impacted by the acquisition (accounted for as a purchase) of a majority interest in US Computer Group, Inc.,
(USCG) which was consummated on March 19, 1998. Because the acquisition of USCG took place during the final portion of the quarter ended March 31, 1998, the period ending September 30, 1998 is the second period in which the operations of USCG are reflected in the results of operations of the Company.

     During the period ended September 30, 1998, a number of other developments occurred which had a significant impact on the operations and results of the Company, including the following:

     In August of 1998, the Company opened an office in New York. Effective November 1, 1998, this will be the Company's new headquarters.

     Effective September 15, 1998, USCG made extensive cuts in overhead to better align costs with revenues. USCG laid off approximately 15% of its workforce. This resulted in savings of approximately $87,000 per month. As a result of this action, operations for the month of September 1998 approached break-even before reorganization costs relating to the layoff of approximately $45,000. While there can be no assurance that such savings will continue, the Company believes that these changes will better enable USCG to compete effectively and operate more efficiently.

     In October 1998, Mr. Alan R. Andrus assumed the position of COO on a full-time basis replacing the interim COO. He brings almost thirty years of experience in the computer service industry. His career started at Grumman Corporation, where he became President of Grumman Systems Support Corporation, an independent service organization, servicing businesses nationwide. After Grumman, he became Senior Vice President at Computerland/Vanstar and then at Technology Service Solutions, the joint venture between IBM & Kodak. Mr. Andrus is responsible for managing and overseeing the day to day operations of the company and has been brought on board to increase operational efficiencies, reduce costs and oversee the integration of acquisitions.

     USCG signed a contract with Street Technologies, a provider of Internet based training and launched the "USC Learning Center". Investment has been made in this new venture in the form of a salesperson, and the Learning Center was officially launched at the end of September.

     As earlier reported, the Company entered into an Agreement on July 10, 1998 for the acquisition of DenAmerica Corporation ("DenAmerica"), the largest franchisee of Denny's restaurants and the owner of the Black-eyed Pea chain of restaurants. The Company agreed to pay to the holders of each share a total of $4.90 in cash and newly issued preferred stock worth $0.90 per share. On October 1, 1998, DenAmerica announced that it had agreed to modify the terms of its agreement with Tech Electro Industries, Inc. The modification would allow the Company the option to pay either $3.00 in cash and $1.90 in newly-issued Company preferred stock or $4.00 in cash and $0.90 in newly issued Company preferred stock, for each share of DenAmerica common stock.

     On October 27, 1998, Tech Electro Industries, Inc. announced the termination of the proposed Den America acquisition, citing failure of certain financial contingencies. The company is considering its options in light of DenAmerica's decision.

     As part of the Company's relocation of executive office functions to New York, the Company announced on November 6, 1998 that David Kaye, formerly the Company's Chief Financial Officer, would no longer be employed by the Company. The Company is currently considering potential successors to Mr. Kaye.


THREE-MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 1997

Results of Operations

     As noted above, the Company's results of operations for the third quarter of 1998, compared to the third quarter of 1997, were significantly impacted by the operations of USCG, which was acquired by the Company on March 19, 1998 (the end of the first quarter) and is not included in the results of operations for the third quarter of 1997.

Revenues

     For the three month period ending September 30, 1998, the Company had sales of $7,033,198, an increase of $4,849,028 (222.01%) from sales of $2,184,170 for the three month period ending September 30, 1997.

     The significant increase in revenues was due to sales originated by USCG and its subsidiaries, which together contributed sales of $5,315,946 to the Company's revenues for the three month period ending September 30, 1998. Additionally USCG gained new contracts or additional business in the amount of $765,427. However, USCG also had cancellations of contracts totaling $1,339,109, thus, the net effect on USCG revenues for this period was a loss of $573,682. USCG had significant uplifts in major contracts with New Jersey Transit, IBM Business Recovery Systems, OAO Technology Solutions, National MS Society and West Hudson Hospital. USCG also signed new contracts with HBO, American Institute of Physics, Queensborough Community College and Temple University. However, USCG also lost significant contracts with OAO Technology, Perot Systems, Gestetner Corporation, Sun Chemical, Brookhaven Science Laboratories, Syosset Schools, Natwest Markets, and GlenCove Schools due to either the clients no longer using the equipment USCG serviced or losing the contracts when sent out to bid.

     In light of the revenues lost, USCG made extensive cuts in overhead to better align costs with revenues. As discussed above, USCG laid off approximately 15% of its workforce on September 15, 1998. As a result of this action, operations for September were break-even before reorganization costs relating to the layoff of approximately $45,000. While there can be no assurances that such savings will be continuing, the Company believes that these changes will better enable USCG to operate more efficiently as well as compete more effectively in the marketplace.

     Excluding the sales of USCG, the Company's other subsidiaries (comprised of Computer Components Corporation, ("CCC"), Universal Battery Corporation ("UBC") and Vary Brite Technologies, ("VBT") recorded sales of $1,717,252 for the three month period ending September 30, 1998, compared to $2,184,170 for the three month period ending September 30, 1997, a decrease of $466,918 (21.38%).

     Computer Components Corporation had revenues of $732,360 for the three months ended September 30, 1998, compared to revenues of $1,459,643 during the same period ending September 30, 1997, a decrease of $727,283 (49.8%). As reported in May 1998, CCC was advised by Sunbeam Corporation that it had experienced a change in management and would no longer require CCC's goods or services. The significant drop in CCC revenues was a direct result of losing the Sunbeam Corporation as a customer, who relocated their facilities to Asia. The Company expects that the loss of this customer will result in a reduction in sales during the remainder of the Company's fiscal year, however, management at CCC has taken measures in response to losing Sunbeam. In July 1998, in an effort to increase operational efficiencies, CCC began eliminating positions, reducing current salaries and reducing overhead. By realigning costs with revenues, CCC anticipates a reduction of general and administrative expenses by approximately $48,000 per month, by the end of calendar year 1998.

     UBC's revenues increased to $967,865 due to strong battery sales for the third quarter of 1998, compared to revenues of $551,520 for the same period in 1997, an increase of $416,345 (75.5%). VBT reported revenues for the third quarter of 1998 of $17,028, compared to $174,009 for the same period in 1997, a decrease of $156,981 (90.2%). The decrease in revenues of VBT was directly attributable to a delay in shipment of assembled goods to a major customer.

     The Company recognized a loss from operations of $857,184 for the three month period ending September 30, 1998, compared to a loss of $108,918 during the same period in the prior year, an increase in losses of $748,266 (687%). The Company's increased loss was due to USCG having a net loss in customer service contracts, in addition to increases in cost of goods sold and general and administrative expenses. As discussed earlier, in May 1998, Computer Components Corporation, a wholly owned subsidiary of the Company (CCC) was advised that the Sunbeam Corporation had experienced a change in it management. This development caused CCC to record a reduction in inventory of $120,000 in June 1998. The Company expects that the loss of this customer will result in a reduction of sales of $500,000 during the remainder of the Company's fiscal year.


Cost of Goods Sold

     The cost of goods sold rose to $5,577,262 in the third quarter of 1998, from $1,587,858 in the third quarter of 1997, an increase of $3,989,404 (251.24%). The increase in cost of goods sold can be attributed to the consolidation of the operations of USCG and its subsidiaries, which contributed cost of goods sold of $4,189,239 for the third quarter of 1998, with no contribution in the same period in 1997. Excluding cost of goods sold by USCG, CCC's cost of goods sold was $1,388,023 in the third quarter of 1998, compared to $1,587,858, or a decrease of $199,835 (12.59%) from the third quarter of 1997.

     Cost of goods sold for the Company, as a percentage of sales rose to 79.30% in the third quarter of 1998 from 72.70% in the third quarter of 1997. This increase is attributable to the acquisition of USCG and its subsidiaries, for which the cost of goods as a percentage of sales was 78.81% in the third quarter of 1998. Cost of goods as a percentage of sales for CCC and its subsidiaries increased to 80.8% compared to 72.70% during the same three month period in 1997.


Gross Profit

     The Company recorded a gross profit of $1,455,936 for the three months ended September 30, 1998. This was an increase of $859,624 (144.16%) over the gross profit recorded during the three months ended September 30, 1997 of $596,312.

     Of the $1,455,936 in gross profit, the addition of USCG contributed $1,126,707 (77.4%).

     CCC and its subsidiaries contributed $329,229 towards gross profit for the three month period ending September 1998, compared to $596,314 for the same three month period in 1997, a decrease of $267,085 (44.79%). Gross profit as a percentage of sales for CCC and its subsidiaries decreased to 19.2% for the three months ended September 30, 1998, compared to 27.3% for the same period in 1997. The decreasing gross profit margin of CCC is largely attributable to a major customer, Sunbeam Corporation, unexpectedly moving their manufacturing facilities to Asia, leaving CCC with significant inventories upon which a "reserve" of over $56,000 was established for potential write-offs. As noted above, in June 1998, CCC recorded an additional $120,000 in cost of goods sold as a write-off of inventory resulting from the reduction in business from Sunbeam Corporation. These items purchased by Sunbeam from CCC were specialized products used only by Sunbeam and could not be sold to other CCC customers.

     Changes in the Asian currency markets also adversely affected UBC's gross margin. UBC was forced to reduce its sales price of some products based upon a reduced replacement cost of inventory purchased from Asia.


Selling, General and Administrative Expenses

     The Company's selling, general and administrative expenses, consisting primarily of wages, benefits and related expenses rose to $2,313,120 for the three month period ending September 30, 1998 from $705,230 for the same period in 1997, an increase of $1,607,890 (228%). The increase was due primarily to costs associated with operations of USCG and its subsidiaries, which contributed general and administrative expenses of $1,109,767 for the third quarter of 1998, with no contribution in the same period in 1997. Excluding general and administrative expenses of USCG, the Company recorded general and administrative expenses of $642,907 in the third quarter of 1998, compared to $539,765, or an increase of $103,142 (5.23%) from the third quarter of 1997. Selling, general and administrative expenses as a percentage of sales at CCC and its subsidiaries increased to 37.4% from 24.7% during the same period in 1997. As discussed above the company has acted accordingly to adjust selling, general and administrative expenses due to the loss of this Sunbeam.


Inventory

     CCC increased its inventory allowance to $207,365 in the three months ended September 30, 1998 compared to $151,003 in the corresponding period of 1997. The increase of $56,362 was, as stated above, a result of the Sunbeam Corporation moving their manufacturing facilities to Asia, leaving CCC with significant inventories upon which a reserve had to be established for potential write-offs.

Purchase Order Backlog

     As of September 30, 1998, Company's purchase order backlog was approximately $2,405,189, compared to $1,940,858 on September 30, 1997, an increase of $464,331 (23.9%). Of the purchase order backlog on September 30, 1998, $103,866 (4.32%) was attributable to USCG and $2,301,323 (95.68%) was attributable to the rest of the Company. Two of CCC's significant clients accounted for the majority of the increase in the purchase order backlog. Generally, the purchase order backlog represents orders received from customers but not shipped, typically at the request of the customer. The Company monitors its purchase order backlog to help analyze sales trends and to gauge future sales potential.

Interest Expense

     The Company incurred $218,116 in interest expenses during the third quarter of 1998, compared to $7,197 during the third quarter of 1997, an increase of $210,919 (2930.65%). The significant increase in interest expense is attributable to USCG and its subsidiaries, which incurred $210,651 in interest expenses during the third quarter of 1998.

NINE-MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 1997

Results of Operations

     The Company's results for operations for the first nine months of 1998, compared to the first nine months of 1997, were significantly impacted by the operations of USCG, which was acquired during the first quarter of 1998, and for which there are no comparable results in the first nine months of 1997.

Revenues

     For the nine month period ending September 30, 1998, the Company had sales of $17,012,622, an increase of $12,258,968 (257.89%), from sales of $4,753,654 for the nine month period ending September 30, 1997. The significant increase in revenues was due to sales originated by USCG and its subsidiaries, which together contributed sales of $11,229,225 to the Company's revenues for the nine month period ending September 30, 1998.

     The Company recognized a loss from operations of $1,898,649 for the nine month period ending September 30, 1998, compared to a loss of $548,181 during the same period in the prior year, an increase in losses of $1,350,468 (246.4%). The Company's increased loss was due to increases in cost of goods sold and general and administrative expenses from both USCG and CCC and their subsidiaries. The cost of goods sold rose to $13,443,753 in the first nine months of 1998 from $3,474,045 during the same period in 1997, an increase of $9,969,708 (287.0%). The Company's general and administrative expenses rose to $5,467,518 for the first nine months ending September 30, 1998, from $1,827,790 for the same period in 1997, an increase of $3,639,728 (199.1%). The increase in both cost of goods sold and general and administrative expenses can be attributed to the consolidation of USCG and its subsidiaries, which contributed cost of goods sold of $9,092,734 and general and administrative expenses of $2,291,194 for the first nine months of 1998.

     CCC's revenues for the nine months ended September 30, 1998 were $5,783,397, compared to $4,756,454 for the same period ended September 30, 1997, an increase of $1,026,943 (21.59%). This increase in revenues was primarily due to the increased battery sales at the CCC subsidiary, UBC, which has been its primary area of growth. Battery sales at UBC have increased by $1,442,050 (143.69%) to $2,445,607, compared to sales of $1,003,557 during the same period ending September 30, 1997. In contrast, sales at VBT dropped $127,921 (56.08%) to $100,177 during the nine-months ended September 30, 1998, compared to $228,098 during the same period ending September 30, 1997. Sales at CCC decreased by $287,184 (8.15%) to $3,237,615 for the nine-months ended September 30, 1998 compared to $3,524,799 during the same period ending September 30, 1997.

Cost of Goods Sold

     The Company's cost of goods sold rose to $13,443,753 in the first nine months of 1998 compared to $3,474,045 during the same period in 1997, an increase of $9,969,708 (286.98%). The increase was due to the impact of USCG and its subsidiaries, which contributed $9,082,734 to the cost of goods sold for the first nine months of 1998, with no contribution in the same period in 1997.

     Cost of goods as a percentage of sales rose to 79.02% in the first nine months of 1998, from 73.08% during the same period in 1997. This increase is attributable to USCG and its subsidiaries, for which the cost of goods as a percentage of sales was 80.97% in the first nine months of 1998.

     At CCC, the costs of goods sold increased by $876,974 (25.24%), to $4,351,019 for the nine-months ended September 30, 1998, compared to $3,474,045 for the same period in 1997.

Selling, General and Administrative Expenses

     The Company's selling, general and administrative expenses, consisting primarily of wages, benefits and related expenses, rose to $5,467,518 for the first nine month period ending September 30, 1998, from $1,827,790 for the same period in 1997, an increase of $3,639,728 (199.13%). The increase in selling, general and administrative expenses was due to costs associated with operations of USCG and its subsidiaries, which contributed general and administrative expenses of $2,291,194 for the first nine months of 1998, with no contribution during the same period in 1997.

     CCC's selling, general and administrative expenses increased by $418,121 (28.18%), to $1,901, 963 for the nine months ended September 30, 1998, compared to $1,483,842 during the same period ended September 30, 1997. This is due primarily to an increase in salaries and wages, commissions, and related selling expenses.

Interest Expense

     The Company incurred $398,311 in interest expense during the first nine months of 1998, compared to $24,680 during the same period in 1997, an increase of $373,631 (1513.90%). The significant increase in interest expense is attributable to USCG and its subsidiaries, which incurred $372,688 in interest expense during the first nine months of 1998, with no contribution during the same period in 1997.

Liquidity

     As of September 30, 1998, the Company had cash and cash equivalents of $1,445,584. By comparison on September 30, 1997, the Company had approximately $952,696 in cash and cash equivalents, marketable securities and certificates of deposits. The change in the Company's investment in cash, certificates of deposit, and securities reflects not only the cash and cash equivalents of USCG, but also the liquidation of marketable securities (bonds) to fund the cash needs of the Company, as well as the sale of all marketable securities. The proceeds from this sale were $120,363. The Company used these proceeds to pay down various lines of credit for the existing operations of CCC, UBC and VBT.

     On September 9, 1997, USCG entered into a loan agreement with Coast Business Credit, subsequently amended on February 24, 1998 and March 19, 1998, which provides for a revolving loan with the maximum borrowings allowable equal to the lesser of $10,000,000 outstanding at any one time or the sum of 80 percent of the amount of the Company's eligible receivables other than maintenance contract receivables as defined in the loan agreement, plus 4.25 times the average total monthly computer maintenance contract collections to be calculated on a trailing twelve month moving average, as well as a term loan in the principal amount of $500,000. At September 30, 1998, the maximum borrowings available were $7,581,000. Borrowings under the loan agreement are secured by an interest in all of USCG's owned accounts receivable, inventory, equipment, investment property and general intangibles. The revolving loan matures on September 30, 2000, subject to automatic renewal terms of one year each. The interest on the Term Loan is payable beginning on October 31, 1998 in equal monthly installments of $14,000 plus a payment of the unpaid principal balance on September 30, 2000. As of September 30, 1998, $986,000 was outstanding under a bridge term loan extended to USCG shortly after its acquisition by the Company, in addition to $6,420,233 for a total of $7,406,233 outstanding.

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

     Concurrently with the reorganization of TEI, TEI agreed that cash then held by CCC and it's subsidiaries, or realized upon the exercising of certain options and warrants as described below , would be restricted for use by CCC and it subsidiaries. At September 30, 1998 cash on hand at CCC and its subsidiaries totaled $710,015. This cash may be used by the parent for certain specified uses including the payment of preferred stock dividends or funding future acquisitions. While TEI maintains voting control of CCC, a wholly owned subsidiary, day to day control of CCC's cash and operations are maintained by CCC's current management.

     TEI is obligated to remit to CCC eighty-four percent (84%) of the proceeds received from the exercise of certain warrants and options outstanding. The 1,945,000 warrants subject to the agreement have an exercise price of $3.30 per share and expire on January 26, 2000. In addition 1,000,000 options are subject to the agreement which have an adjusted exercise price of $2.50 per share and expire on March 10, 1999.

     On April 8, 1998, the Company commenced a private placement of 375,000 shares of Company common stock for gross proceeds of $750,000. Net proceeds raised to date total $642,500 have been used for general working capital.

Inflation

     The Company has not been materially effected by inflation, while the Company does not anticipate inflation affecting the Company's operations, increases in labor and supplies could impact the Company's ability to compete.

International Currency Fluctuation

     Since the majority of goods that CCC purchases are from Asia, it has been subject, like its competitors, to international currency fluctuation since the company's inception. The management of CCC does not believe that the fluctuation in currency presents a serious threat to company's operations.

Risks Relating to Year 2000:  USCG

     There  is  worldwide  concern  that  Year  2000  technology   problems  may
materially and adversely impact a variety of businesses, local, national and global economies. USCG, in response to this effort, has commenced a process of identifying operating and application software systems that will be impacted by the Year 2000. The Company's preliminary analysis indicates that the Company will require enhancements of software in older systems, as well as updating and enhancing various accounting and other systems. The most significant year 2000 upgrade will be USCG's accounting software package, which must be upgraded to become compliant. USCG plans to have the upgraded accounting package in place and operational by the first quarter of 1999. If USCG's accounting software package is not on line by November 1999, accounting functions can be temporarily duplicated in an off the shelf accounting package or managed manually. In addition, USCG's network operating system must be upgraded. Some of USCG's server hardware may also have to be upgraded to become compliant. Finally, some internet software packages may have to be upgraded. However, USCG will not incur charges for these internet software package upgrades.

     USCG's risk of not being ready by the year 2000 is very low. The company has generated a time line to ensure that all systems are year 2000 compliant. In the case where certain issues arise which were not uncovered during the assessment phase, the appropriate personnel will be allocated to remediate the issue. Accordingly, USCG plans to devote the necessary resources to resolve all year 2000 issues in a time conscious manner. USCG plans to have changes to critical systems completed by the first quarter of 1999. Based on information currently available from USCG's internal assessment of modifications that can be made and conversions which are not available, the Company believes that the likelihood of a materially adverse impact to the Company as a result of internal year 2000 problems is remote. While USCG believes that it will complete upgrades of its operating and application software systems prior to the year 2000, competition for goods and services relating to such upgrades, including computer equipment and installation expertise, may cause delays in implementation.

     The estimated cost to remediate the year 2000 issues is anticipated to be less than $200,000, which will be funded out of the working capital of the Company. This expense is not anticipated to be material to the Company's financial position or future results of operations, although there can be no assurance that presently unforeseen difficulties will arise.


Risk Relating to Year 2000: Customers and Vendors

     USCG has not conducted a systematic evaluation of the Year 2000 compliance of its customers and vendors. As a result, it is possible that USCG's future performance may be adversely impacted by financial difficulties experienced by customers and by shipping, fulfillment and accounting difficulties experienced by vendors. USCG believes that it has sufficient resources, including cash reserves and inventory supplies, to maintain operations during delays in customer payments or the supply of inventories. The company is aware that extended difficulties by larger vendors or customers may have a significant impact; however, it is unable, at this time, to anticipate the extent of any such impact, should it occur.

     Because USCG has a large base of customers with equipment and software that may be upgrading their systems in anticipation of the year 2000 change, USCG's maintenance operations could be adversely affected. However, the Company believes that any upgrades by USCG's clients could positively impact USCG's resale and computer solutions operations.

Risks Relating to Year 2000:  CCC

     CCC believes that it has addressed the year 2000 issue and will not face significant operational problems. In 1997, they hired a Director of MIS to address these issues. Specifically, CCC has upgraded most of its computer hardware. During November 1998, CCC management will begin implementing a new accounting software package which is fully year-2000 compliant and believes that it will be fully compliant well before the beginning of the year 2000.

PART II - OTHER INFORMATION

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

                                    Signature

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Tech Electro Industries, Inc.
                                                  -----------------------------


Date: November 14,1998                            /s/ Donna L. Gilbert
                                                  -----------------------------
                                                  Donna L. Gilbert
                                                  Chief Accounting Officer