Form 10KSB
period 1998-12-31
TECH ELECTRO INDUSTRIES INC/TX
filed 1999-04-15
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                       or

                  For the Fiscal Year Ended December 31, 1998

[   ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 0-27210

                          Tech Electro Industries, Inc.
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)

                   Texas                                         75-2408297
      -----------------------------                          ------------------
      State or other jurisdiction of                          I.R.S. Employer
       incorporation or organization                          Identification No.

   477 Madison Avenue, 24th Floor, New York, New York                10022
   --------------------------------------------------              ----------
   Address of principal executive office                           Zip Code

                   Issuer's telephone number: (212) 583 0900

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

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenue for Fiscal Year ended December 31, 1998 was $24,931,031.

As of February 11, 1999, 4,691,977 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Small Cap Issues Market) held by non-affiliates (1,392,499 shares) was approximately $3,307,185.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.


                                     Part I

Item 1. Description of Business

General Business

           Tech Electro Industries, Inc. ("TEI" or the "Company") was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation ("CCC"), its direct, wholly-owned subsidiary. The business carried on by CCC consists of the business begun in 1963 under the name Dunbar Associates, Inc. ("Dunbar"), and the business carried on by CCC since its inception in 1968. Dunbar initially operated as an "engineering representative" organization and in 1974 expanded into importing electronic components. Dunbar terminated over 90% of its "representative" activities in 1984. CCC has, since its inception, operated as a distributor of electronic components and, in 1980, expanded into the battery assembly business. In 1991, Dunbar was merged into CCC.

           In June, 1996 the Company acquired 100% of the issued and outstanding shares of capital stock of Very Brite Technologies, Inc., ("VBT") a Texas corporation engaged in designing and engineering specialized products incorporating recent advances in technologies related to light emitting diodes ("LED"), a lighting device used in industrial and commercial products.

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

           In February, 1997 TEI, in an internal reorganization, transferred to CCC all of its shares of VBT and UBC, as a result of which all present operations of the Company are carried on by CCC and through, VBT, as a wholly-owned subsidiary, and UBC, as a majority-owned subsidiary. The purpose of the internal reorganization was to move all operations to subsidiaries and enabled TEI to operate more expediently as a parent/holding company.

Recent Developments

           On March 19, 1998, the Company completed the acquisition of a controlling interest in US Computer Group, Inc., a computer maintenance, systems solution and information technology partner headquartered in Farmingdale, New York with annual revenues in excess of $20 million. US Computer Group, Inc. and its wholly-owned subsidiaries (collectively, "USCG") provide a broad range of information technology ("IT") services, products and solutions to companies located primarily in the metropolitan markets of New York and Philadelphia and surrounding areas. USCG offers its clients a single source for a wide variety of IT services which include maintenance and repair, new and used equipment sales, short-term equipment rentals, network integration, software support, relocation services, contingency planning, business recovery services, and training. USCG's clients include Fortune 1000 companies as well as a variety of middle market clients.

          On January 19, 1999, USCG announced that its founder and Chief Executive Officer, Stephen Davies left the company to pursue other interests. Mr. Davies was succeeded by Alan Andrus, who has served as USCG's Chief Operating Officer since November, 1998.

           On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, agreed to contribute additional capital to USCG through the purchase of additional shares. The purchase was consummated on March 12, 1999 making Telstar the largest shareholder of USCG. Effective February 25, 1999 the Company will cease reporting USCG's financial results in its consolidated financial statements, and use the equity method to account for its minority interest in the subsidiary.

           On April 7, 1999, the Company was informed by Nasdaq that its securities will be delisted effectively April 7, 1999, for failure to file a timely annual report on Form 10-KSB. The Company believes that it meets or exceeds all requirements for continued listing on the Nasdaq Stock Market. The Company has appealed the decision, and is currently trading on OTC Bulletin Board, on The Nasdaq Stock Market. The Company cannot predict what impact, if any, this action will have on the Company or trading in the Company's securities.

           References to the Company refer to the combined operations of TEI, USCG, CCC, VBT and UBC and their subsidiaries, except where otherwise indicated.

Business of the Company and its Subsidiaries

                         Computer Components Corporation

           CCC's operations have historically consisted of three operations: (i) Sale of battery and battery assembly systems for use as "stand-by" power for electronic and/or electrical systems that may encounter a loss of alternating current ("AC") power from a cognizant utility; (ii) Stocking and sale of passive and active electronic components, AC magnetic components and batteries from Asia to original equipment manufacturers ("OEMs") and distributors in the United States, Mexico and other countries; (iii) Stocking and sales of products, such as AC transformers, ceramic sound sources, batteries and battery chargers, utilized by "Security" market installers and distributors.

           CCC is engaged in the business of importing, distributing and selling electronic components used in the manufacture and sale of high-technology products, such as computers, oil field equipment, medical instrumentation and uninterruptable power supply ("UPS") systems, among others. CCC is an authorized distributor, on a non-exclusive basis, for two product groupings of Panasonic, USA ("Panasonic"), Varta, USA ("Varta") and Duracell, USA. Varta, based in Germany, is a manufacturer of battery products. Panasonic is a subsidiary of

Matsushita Electric Corp. of Japan. CCC also operates under noncontractual, long-term relationships (many exceeding 10 years) with other vendors located in Taiwan, Hong Kong, China, Korea and Japan from whom it imports non-proprietary electronic components and batteries marketed under its registered trademark, "NIKKO","UBC", "Tech Electro Industries" and, occasionally, under the name of the Asian vendor. CCC has also added, within the last two years, vendors of electro magnetic devices, battery charging and electro mechanical devices from The People's Republic of China. Whereas CCC and its subsidiaries have developed new sources of supply for some of the products they sell in order to improve costs and open up new market opportunities, the arrangements with these suppliers do not include classical "distributorship" contracts.

           The UBC division intends to sell batteries and battery products under the name of Universal Battery Corporation in addition to the foregoing names.

           Management has made the decision to cut back on the overall operations of VBT due to losses during the past two years. As of December 31, 1998, VBT has one full time employee who is being retained to support the current level of business. The purpose of this reorganization is to cut back on non-efficient operations and focus on the Company's key strengths.


           CCC's subsidiary, UBC contributed $4,138,880 in revenues, from significantly increased sales in fiscal 1998. CCC is now concentrating on further expanding its battery sales, as the electronic components portion of its business has declined.

Operations

           Electronic Components

           CCC  imports  and  sells  to OEM's  and  distributors  the  following
           electronic  components  for  use  in  the  manufacture,   repair  and
           modification of electronic equipment:

           RESISTORS. Carbon film, metal film and metal oxide resistors in both leaded and chip (surface mount) configurations.

           CAPACITORS. Polyester, polypropylene and polycarbonate metalized film, film and foil (inductive and non-inductive),aluminum electrolytic and ceramic capacitors (leaded and chip).

           RELAYS. AC and direct current ("DC") relays, usually for operations at less than 20 amperes contact rating and 50 volts DC coil operation.

           SOUND SOURCES. Piezo and inductive drive "sounders" for the production of alarm signals in security systems.

           TRANSFORMERS. 120-volt AC household and business wall plug transformers for reduction of power line voltage to low voltage (12 to 24 volts AC) applications as utilized by household and business electrical devices.

Batteries

           CCC sells and distributes, under agreements with Panasonic and Varta, a broad line of industrial (as opposed to consumer-retail) batteries. The batteries sold and distributed by CCC include sealed lead-acid, nickel-cadmium, lithium, carbon-zinc, nickel metal hydride and alkaline batteries. CCC also imports a line of sealed lead-acid batteries for sale under the brand name of "NIKKO" and "Tech Electro Industries, Inc.," which batteries are manufactured in Taiwan under a technology agreement between the manufacturer and a Japanese battery company. In addition to the sales of individual batteries, CCC sells "battery packs" consisting of assembled groups of batteries combined physically and electrically into a single unit. CCC is a Panasonic authorized MOD center ("Modification Center") and, in that capacity, creates custom-designed battery packs meeting specifications of individual customers. In addition to providing the services necessary to produce battery packs, such as welding and assembly, CCC supplies materials such as wiring, connectors, buss bars and casings. CCC utilizes brands of batteries other than Panasonic and Varta (such as Saft(R) and Eveready(R)) as requested by customers. Completed battery packs are assembled to order in nearly all instances and CCC maintains little or no inventory of completed packs, although components for assembly of packs are maintained. CCC also offers customers battery packs assembled in China to the customers' specifications. CCC maintains a broad inventory of various sizes of batteries and components utilized in battery package production to serve customer needs for immediate pack design and assembly.


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

Contract Manufacturing and Kitting Operations

           For the past several years CCC has sold various types of electronic components to United States-based customers with these goods being delivered to the customer's facility in Mexico located on the Texas/Mexico border for transit into Mexico, where local Mexican facilities acting as sub-contractors to the United States-based customers insert these components into parted circuit ("PC") boards to customer specifications. After such assembly, these parts are assembled into the PC boards and shipped back to the United States. The customers own or lease these Mexican facilities which are utilized for the manufacturing of parts or subparts which are generally subsequently shipped back to the United States for assembly into the customer's final product. The Mexican manufacturing process normally consists of the attachment and electrical testing of various electronic components to PC boards in accordance with detailed engineering specifications.

           The Company accepts orders to purchase, store, collate and ship electronic components and materials needed to manufacture certain electronic devices. This kitting program is intended to consolidate the shipping of materials, furnished by many different vendors, to the manufacturing facility so as to enable the manufacturer to have all required materials on hand at the same time.

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


Marketing

           The Company relies primarily on sales personnel and representatives, and has undertaken only minimal advertising in trade publications. At December 31, 1998, the Company employed a direct sales force of five outside salesmen and six inside "customer service" representatives. In addition to Company personnel, the Company in 1998 utilized sales engineering representatives, numbering three at year-end 1998.

Machinery and Equipment

           The Company, through CCC, VBT and UBC, owns the majority of the equipment utilized in its design, manufacturing and assembly operations with the remaining equipment leased by CCC, VBT and UBC. This includes specialized equipment such as small electric welders, a sonic welder, computer aided design ("CAD") computer programs, computer driven battery analyzers, battery chargers, heat-shrink ovens, strip-chart recorders, timers, multimeters and hand tools utilized in operations.

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

Customers

           CCC's customer base is relatively broad. CCC sold goods to more than six hundred and fifty (650) different customers during the year ended December 31, 1998. CCC maintains a computer database of over one thousand active and potentially active customers, all of whom are believed to be potential customers for CCC's products. The Company believes, however, that the loss of a major customer or group of related customers may have a materially adverse effect on its operations.

           As reported in May 1998, CCC was advised by a major customer, Sunbeam Corporation, that it had experienced a change in management and would no longer require CCC's goods or services. The significant drop in CCC revenues was a direct result of losing the Sunbeam Corporation, (who relocated their facilities to Asia), as a customer. However, management at CCC has taken appropriate measures as a result of the loss of the Sunbeam account. In July of 1998, CCC began to increase operational efficiencies by eliminating positions, reducing current salaries and reducing overhead.

Employees

           In an effort to reduce S, G, & A expenses, management initiated a personnel reduction program during the fourth quarter of 1998. As of December 31, 1998, CCC had reduced personnel at CCC and its subsidiaries UBC and VBT from 34 to 22 full time employees. This reduction in personnel has resulted in a decreasing S,G, & A expenses by approximately $22,000 per month as compared to the first nine months of fiscal 1998.

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

Competition

           CCC and its subsidiaries compete in sales of its batteries and battery packs with many companies located in the United States, Mexico and Asia. In sales of its electronic components, CCC faces competition from many large electronic distributors as well as from factory direct sale outlets throughout the United States as well as other importers and exporters in Asia. Many competitors of CCC are substantially larger and have greater resources than CCC. CCC does not consider itself a significant factor in the electronic component and battery business.

Environmental Matters

           CCC believes it is in material compliance with all relevant federal, state, and local environmental regulations and does not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

Patents and Trademarks

           Although CCC is the owner in Texas of the trademark "NIKKO" for batteries and electronic components, that trademark is not regarded as essential or necessary for the marketing of the Company's products. CCC does depend, in part, on the patents and trademarks of its vendors and suppliers, over which it has little control. It is possible that the loss of these marks, or the deregulation of their value, could have an adverse effect on CCC's business.

Sources and Availability of Materials

           With the exception of battery products and certain electronic components described below, CCC purchases its raw materials, such as wire, metals and packaging materials, from a number of local sources and is not dependent on any single source for raw materials. Except as noted below, CCC believes that the loss of any single supplier would not adversely affect CCC's business. All raw materials utilized by CCC are readily available from many sources.

           CCC enjoys a close and beneficial non-exclusive relationship with a single supplier of a substantial portion of its battery products, the Panasonic Battery Sales Group of Matsushita Electric Corp. of America ("Panasonic"). CCC is a certified Panasonic Modification Center for the production of battery packs. Although the Company has established relationships with other battery manufacturers and sells their products, the loss of this relationship with Panasonic could have a material adverse effect on the Company.

           In addition to CCC's relationship with Panasonic, Nippon Electric Corporation is the Company's largest supplier of electronic component parts. The loss of this supplier could have a material adverse effect on CCC. CCC believes this supplier also sells component parts to CCC's competitors.


Research and Development

           During each of the last two Fiscal Years CCC did not expend in excess of Ten Thousand Dollars ($10,000.00) on research and development of products.

Governmental Matters

           Except for usual and customary business and tax licenses and permits, and the licenses and permits described elsewhere herein, no governmental approval is required for the principal products/services of Company, nor does Company know of any existing or probable governmental regulations affecting Company's activities.

Impact of Year 2000 Issue

           CCC believes that it has addressed the year 2000 issue in its entirety and will not face an operational problem. In 1997, CCC hired a Director of MIS to address these issues. Specifically, CCC has upgraded all computer hardware with a year 2000 hardware. On April 1, 1999, CCC converted to a new software package, which is fully year 2000 compliant. CCC believes that it will be fully compliant well before the beginning of the year 2000. CCC's business is dependent on its relationship with its vendors and manufacturers. There is no assurance that CCC's suppliers and manufacturers will be year 2000 compliant. This may have a material adverse effect on CCC unless CCC is able to arrange for alternate suppliers if such an event were to occur.

                                US Computer Group

Information Technology Industry Background

           Many organizations have become increasingly dependent on the use of IT as a competitive tool in today's business environment. With increased competition, globalization, deregulation and rapid technological advances, organizations are being forced to make fundamental changes to their business by improving their products and services, strengthening client relationships and reducing costs. There is a need to access and distribute data on a real-time basis throughout an organization and between organizations. This has led to the rapid growth in network computing infrastructures, which connect numerous and geographically dispersed end-users via local and wide area networks. This growth has been driven by the emergence of industry standard hardware, software and communications tools as well as the significant improvement in performance capacity and utility of such network-based equipment and applications.

           Since information processing is the backbone of many businesses, there is a growing market for IT service providers that can provide competitive product and value added services to ensure that the complex technology infrastructure performs reliably. Furthermore, the ability to integrate and deploy new information technologies in a cost-effective manner is critical for businesses to compete successfully in today's rapidly changing business environment. Internal computer departments often cannot keep up with rapid technological change and companies, therefore, increasingly seek outside sources, such as USCG, for assistance. The Company believes that the trend towards the outsourcing of IT management functions is driven by the significant costs associated with hiring, training and maintaining a full service internal MIS staff.

Business Strategy

           On March 19, 1998, the Company completed the acquisition of a controlling interest in USCG, which provides a broad range of information technology services, products and solutions to companies located primarily in the metropolitan markets of New York and Philadelphia and surrounding areas. The Company's business objective is to take advantage of the rapid growth in the IT industry and expand USCG's relationship with its customers by providing additional services.

           On January 19, 1999, USCG announced that its founder and Chief Executive Officer, Stephen Davies left the company to pursue other interests. The Board of Directors of USCG appointed Mr. Alan R. Andrus to succeed Mr. Davies as CEO. Mr. Andrus joined USCG in November of 1998 as Chief Operating Officer. He brings thirty years of experience in the computer service industry. Starting at Grumman, he became President of Grumman Systems Support Corporation, an independent nationwide computer service organization. After Grumman, he became Senior Vice President at Computerland/Vanstar followed by Technology Service Solutions, a joint venture between IBM and Kodak.

           On January 19, 1999, Mr. Andrus headed negotiations with certain USCG major general unsecured creditors (the Unofficial Committee of Unsecured Creditors composed of accepting creditors). USCG participated in these discussions for purposes of analyzing its financial condition. A composition/extension agreement was entered into to resolve financial difficulties concerning the unpaid major general unsecured obligations. Each accepting creditor is entitled to receive its share of the payments due with an initial cash distribution made on June 15, 1999 for 25% of its allowed claim and second cash distribution as soon as practicable after March 15, 2000 of up to 15% of its allowed claim. Based on this agreement, USCG will be paying accepting creditors 40% of the outstanding debt owed. Upon payment by USCG, the debt obligations with the accepting creditors will be settled in full. Each accepting creditor will also receive warrants exercisable through and including September 30, 2000 in the event that USCG is the subject of an Initial Public Offering or obtains additional financing in excess of $1,000,000. If the preceding events occur before or on April 30, 2000, the accepting creditors shall be entitled to receive their pro rata share of 60% of the amount raised by USCG in excess of $1 million up to the original aggregate debts.

           On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, agreed to contribute additional capital to USCG through the purchase of additional shares. The purchase was consummated on March 12, 1999 making Telstar the largest shareholder of USCG. Effective February 25, 1999 the Company will cease reporting USCG's financial results in its consolidated financial statements, and use the equity method to account for its minority interest in the subsidiary.


Information Technology Services

           USCG began its operations as a rapidly growing provider of computer maintenance services. Over the years, USCG has evolved from strictly a "break/fix" maintenance organization to a provider of a variety of value added services including network design, consulting and integration, disaster recovery and training. USCG's relationship as an authorized service provider for hardware and software manufacturers is not material to the Company. These authorizations are the result of providing the manufacturer with proof of the Company's competence, capabilities and resources and, in most cases, required training and certification of members of the Company's technical staff. The status of Manufacturer Authorized can be used to differentiate the Company from smaller or less capable organizations that are not able to attain authorized provider status.

To more effectively operate its diverse service offerings, USCG's services are divided into three separate service groups:

           o      Computer  Maintenance  represents  USCG's  core  business of
                  providing   computer   repair   services  to  companies  under
                  contractual arrangements.

           o Computer Products concerns the sale of new and used computer hardware. USCG acts as a reseller of such equipment but, through its relationships with established aggregators and resellers, USCG is able to avoid the inventory costs associated with typical resellers or aggregators.

           o Computer Solutions represents USCG's network integration services. These services comprise configuration, delivery and installation of local and wide area networks, and the ongoing support and monitoring of network operating systems.

Computer Maintenance Services

           Maintenance and Warranty Programs. USCG's computer maintenance services remain its core business. USCG provides warranty and maintenance services on minicomputers, PCs, and peripherals. USCG's experience in this area encompasses a wide array of systems platforms, from Digital Equipment Corporation and IBM midrange computers to Sun Microsystems and IBM workstations to a range of PC products. This cross-platform experience has honed USCG's capabilities in supporting cross-platform applications, connectivity, inter-operability, and multi-protocols.

           USCG services both new and used equipment. As a service provider to mid-sized clients with high standards for performance and service, USCG gained the necessary skills and experience for mission-critical operations. This experience, plus authorizations from major PC product manufacturers such as Dell, Compaq, and Hewlett Packard, enable USCG to provide on-site and carry-in service on most brand-name computer systems.

           As part of its general maintenance services, USCG offers warranty and post warranty maintenance, warranty upgrades and extension to manufacturers' warranty offerings. USCG's premium services in the maintenance area includes 24 hour a day, seven days a week coverage with two-hour on-site response.

           Several of the key elements of USCG's relationship with each of its customers are guarantees, which include:

                         Guaranteed response times
                         Guaranteed repair or equipment replacement
                         Guaranteed up-time.

           The guarantees are based on the customers' requirements for service and support. USCG attempts to provide flexible maintenance agreements to meet customers' needs, including time and material contracts, fixed-price repair, equipment relocations, installations, de-installation, and loaner options.

           Parts Management. USCG maintains at its four locations inventories of current serviceable spare parts, full systems, and peripherals. These readily available parts enable USCG to provide expedited parts service. If a part is unavailable, USCG can provide a full loaner system to eliminate downtime. USCG augments its supply through an array of parts providers throughout the United States. Manufacturers' online parts management and information systems are used to streamline parts ordering and tracking processes.

           Relocation Support Services. To further facilitate its customers' online applications, USCG provides relocations support services. In general, USCG will provide a dedicated relocation coordinator who will:

                         Survey and evaluate a new site
                         Handle   all    de-installation   and   re-installation
                         activities,   such   as   verification   of   equipment
                         operations  prior  to  de-installation
                         Disconnect  all cables,  buses,  and cabinets
                         Supervise  all equipment packing  and  unpacking
                         Perform   diagnostic   system verification
                         Run diagnostics after re-installation to ensure proper operations

           USCG's relocation support services also include logistical assistance such as the selection and qualification of moving contractors, arrangement of temporary storage, and insurance administration.

New and Used Equipment Sales

           USCG provides various new and used equipment, ranging from name-brand personal computers to midrange computer systems and peripherals. USCG is authorized to resell AST, Apple, Compaq, Dell, Epson, Hewlett-Packard, IBM, Lexmark, and Toshiba equipment. All used equipment must meet quality control standards before it can be resold to customers. For all equipment sales, USCG offers its customers delivery, setup, and installation options, as well as warranty upgrades.

           Most VARs and systems integrators establish buying relationships with distributors such as Tech Data, Micro Age, etc. Many manufacturers such as Digital Equipment, IBM, Intel, Cisco, etc., sell to VARs and integrators via the distribution channel. By establishing a buying relationship with these distributors, USCG can obtain competitive prices, quick delivery, technical support, and eliminate the need to stock inventory since most distributors ship on the day the order is received.

           Computer Products. USCG acts as a reseller of such equipment but, through its relationships with established aggregators and resellers, USCG is able to avoid the inventory costs associated with typical resellers or aggregators. USCG believes that by acting as a provider of hardware as well as maintenance services, USCG is better able to maintain relationships with clients as their computer systems become obsolete and are replaced.

Network Integration and System Solutions

           Business Analysis and Strategic Solutions. The core component of USCG's network integration and systems solutions group is its business analysis and strategic planning capabilities. The goal of this service is to identify and evaluate business needs and recommend the optimum solution. USCG's business analysis and strategic solutions services include:

                  Needs analysis - to identify information systems solutions, hardware, and software

                  Development of functional specifications - to show clients what custom systems will look like prior to actual development

                  Re-engineering   services   -  to  take  the   results  of  an
                  operational review and make changes to the operation prior to system implementation

USCG has eight senior network engineers and ten network engineers.

           Office Automation and General Applications. These services offer assistance to clients regarding their use of general software applications. Recognizing that office automation is becoming a core aspect of corporate culture, USCG's consultants assist clients in understanding the implementation and benefits of various software applications. The consultants are able to take off-the-shelf products and apply them for maximum customized results.

           Network Integration. USCG maintains a team of network engineers providing a range of network design and implementation services. Because of USCG's roots as a maintenance provider on midrange systems, it has developed expertise in multi-platform connectivity and communications. USCG is able to address the needs of many environments, from standalone PCs to local area networks to multiple offices connected over a WAN. Networking services include:

                  -  Local area network implementation

                  -  Wide area network implementation

                  -  Multi-platform connectivity

                  -  Multi-vendor solutions

                  -  Network topology design and documentation

                  -  Network troubleshooting and performance tuning

                  -  Network operations reviews

           Business Recovery Services. USCG's prime goal in providing disaster/business recovery services is protecting network operations in the event of a natural or man-made disaster, power outage, or other contingency. USCG handles all aspects of disaster support and system backup, from reloading the operating system and application software to restoring the system to its original log-in state.

           USCG offers three business recovery services designed to complement one another:

           Business recovery facilities in Manhattan, Long Island, New Jersey, and Pennsylvania - Each facility is designed as a temporary site for companies to relocate their key personnel in the case of a disaster. Each site offers access to computers, hardware, software, and support for IBM, Digital, Sun, and client/server environments, as well as for all LAN environments.

           Replace program - For an annual subscription fee, USCG guarantees replacement of damaged computer equipment within 72 hours. This includes installation and integration support.

           Off-site data storage - USCG provides secure off-site magnetic media storage, which provides clients critical backup for all their computer files. USCG offers media pickup and delivery 24 hours a day, every day of the year.


Sales and Marketing

           USCG's sales and marketing efforts focus on middle market and larger organizations that have extensive IT needs. Targeted markets include financial services, law firms, technology and other IT intensive organizations.

           A comprehensive marketing program to support the launching of new capabilities and services is being developed. Traditionally, USCG's marketing efforts focused on telemarketing (done by a dedicated telemarketer) as well as mailings and occasional trade show and association event participation. USCG's telemarketing function will be integrated with the restructured sales force and will focus on new accounts and sales of new services and capabilities to the existing base. Mailings and broadcast fax will be used to support both the account recruitment and business development efforts. Regional trade shows and associations are being identified and participation in events such as Technology for Education seminars, school district technology events, regional and local business association, etc. will be utilized as part of USCG's marketing program. USCG's public relations, coordinated by an outside consultant, will be linked to the marketing program. Major strategic alliances, acquisitions, etc. will be part of the public relations efforts and will increase name recognition of USCG. An aggressive program is being launched to market the existing base. This includes VIP account programs to increase loyalty and provide recognition for our top revenue providing customers. A customer newsletter, a VIP newsletter, technology white papers, product introductions, etc. will all be used as means of creating and maintaining a constant flow of communications between the Company and its customer base.

           As of December 31, 1998, USCG had approximately 17 sales and marketing personnel.


Clients

           USCG has a diverse client base consisting of over 1,400 customers with no customer accounting for more than 5% of total revenues. USCG's clients include Fortune 1000 companies as well as a variety of middle market clients.

Competition

           The markets for USCG's services are characterized by intense competition and there are little or no barriers to entry. USCG's competitors vary in size and in the scope of services offered. Primary competitors generally include service groups of computer equipment manufacturers or resellers, consulting and systems integrators, applications development firms, temporary staffing firms and other IT service providers. Traditionally, the largest service providers have principally focused on providing full-service solutions to Fortune 500 companies. However, a number of IT service companies such as Perot Systems Corporation, Technology Solutions Corp., Cambridge Technology Partners, and Condor Technology Group have expanded or begun to expand into the broader markets in which USCG typically has operated.

           USCG believes that the primary competitive factors for the provision of IT services include price, customer service, technical expertise and quality, breadth of service offerings, reliability and security, adherence to industry standards, reputation, product availability, and geographic coverage. USCG's success will depend heavily upon its ability to provide high quality services on a timely basis. Other factors that will affect USCG's success in this market include USCG's continued ability to attract additional experienced technical, marketing, sales, and management talent, and the expansion of worldwide support, training and service capabilities. Increased competition may result in greater pricing pressure, which could adversely affect USCG's gross margins, results of operations and cash flow.

           Many of USCG's current and potential competitors have longer operating histories and financial, sales, marketing, technical and other resources substantially greater than those of USCG. As a result, such competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources than USCG to the sales of IT products and services. Such competitors also could attempt to increase their presence in USCG's markets by forming strategic alliances with other competitors or increasing their efforts to gain and retain market share through competitive pricing. As the market for IT services has matured, competition for quality technical personnel has continued to intensify, resulting in increased personnel costs for many IT service providers. Such competition may adversely affect USCG's gross profits, margins, results of operations and financial condition. There can be no assurance that USCG will be able to continue to compete successfully with existing or new competitors.

Impact of the Year 2000 Issue

           As has been widely reported, there is worldwide concern that year 2000 technology problems may materially and adversely impact a variety of businesses, local, national and global economies. USCG, in response to this effort, has commenced a process of identifying operating and application software systems that will be impacted by the year 2000. The Company's preliminary analysis indicates that the Company will require enhancements of software in older systems, as well as updating and enhancing various accounting and other systems. The most significant year 2000 upgrade will be USCG's accounting software package. USCG plans to have the accounting package in place and operational by the fourth quarter of 1999. If USCG's accounting software package is not on line by November 1999, accounting functions can be temporarily duplicated in an off the shelf accounting package or managed manually. USCG's service software will be replaced with year 2000 software in the second quarter of 1999. Finally, some internet software packages may have to be upgraded.
However, USCG will not incur charges for these internet software package upgrades.

           The Company has also reviewed non-information technology systems. Minor upgrades have been completed for the Long Island and New Jersey office telephone systems, costing less than $5,000. The telephone systems in New York City and Philadelphia are already year 2000 compliant. The New York City facility is presently being reviewed to determine if their HVAC and elevator equipment is compliant.

           USCG's risk of not being ready by the year 2000 is considered to be very low. The company has generated a time line to ensure that all systems are year 2000 ready. In the case where certain issues arise which were not uncovered during the assessment phase, the appropriate personnel will be allocated to remediate the issue. Accordingly, USCG plans to devote the necessary resources to resolve all year 2000 issues in a time conscious manner. USCG plans to have changes to critical systems completed by the fourth quarter of 1999. This assessment is based on information currently available from USCG's internal assessment of modifications that can be made and conversions, which are not available. The company believes that the likelihood of a material adverse impact to the company as a result of internal year 2000 problems is remote. While USCG believes that it will complete upgrades of its operating and application software systems prior to the year 2000, competition for goods and services, relating to such upgrades, including computer equipment and installation expertise, may cause delays in implementation.

           The estimated cost to remediate the year 2000 issues will be less than $400,000, which will be funded from improved cash flow during fiscal 1999. This expense is not anticipated to be material to the Company's financial position or future results of operations, although there can be no assurance that presently unforeseen computer programming difficulties will arise.

Item 2. Description of Property

           CCC, VBT and UBC occupy an industrial office building complex and parking facility owned by La Taste Enterprises, a partnership of Craig D. La Taste, former director and former President of the Company and leased to the Company. The Company utilizes the entire property, which includes approximately 16,000 square feet of office and warehouse building and 15,000 square feet of open fenced and paved parking and storage areas. CCC has entered into a lease to expand its use of these premises on adjacent land, which lease terminates on December 31, 2001, at a base rental of $5,600 per month.

           The building space includes approximately 4,000 square feet of office space, 4,000 square feet of manufacturing and assembly space used in the CCC's battery pack business, with the balance of the space dedicated to warehousing, storage, shipping and receiving operations.

           CCC is considering leasing additional warehouse space that is adjacent to its present warehouse in order to provide for the anticipated growth in sales of its battery products. Should this agreement be consummated, the base rental would increase from $5,600 to approximately $6,700 per month.

           USCG leases approximately 21,600 square feet of space at its Farmingdale, New York headquarters. The lease provides for monthly payments of approximately $17,000 and calls for additional annual payments for taxes and other pass-through expenses. The current lease term expires on December 31, 1998. It is USCG's intention to renew the lease upon expiration of the term of the lease.

           In addition, USCG has opened three satellite offices in order to more effectively service the territories in which USCG operates. These offices consist of (i) an 8,500 square foot office in New York City, New York which expires in January 2008 and provides for current monthly rental payments of $12,750 with schedule increases in rent to approximately $16,300 per month in February 2003, plus certain pass through expenses (ii) a 6,500 square foot facility in Carlsdadt, New Jersey, which expires in August 1999, is subject to a four year renewal option, and provides for monthly payments of $3,556 subject to annual inflation adjustments, and (iii) a 5,428 square foot facility in Fort Washington, Pennsylvania which expires in January 2001 (subject to USCG's right to extend for an additional two year term) and provides for monthly rent of approximately $4,100, subject to annual inflation adjustments, plus certain pass through expenses. In addition, USCG also has a lease for a 5,000 square foot office in New York City which expires in June 2002 and provides for current monthly rental payments of approximately $18,000 with scheduled adjustments in rent to approximately $9,600 and $10,400 per month in July 1999 and November 2000, respectively, plus certain pass through expenses. USCG is currently subletting such lease pursuant to which USCG is recovering monthly $9,400 through April 2000 and $10,212 through June 2002 from the sublease.

           On August 1, 1998, the TEI leased a 1,500 square feet office in New York City. This office serves as the Company's Corporate Headquarters and is being leased for $4,625 monthly. The lease expires July 31, 1999.

Item 3. Legal Proceedings

         As noted above, Mr. Stephen Davies, former President of USCG, terminated his employment on January 19, 1999. Since that date, Mr. Davies has claimed damages from USCG based on, among other things, his employment agreement with USCG. No legal proceeding has been commenced, and the Company cannot predict whether Mr. Davies will undertake any proceeding, or the amount of any recovery if he prevails in a proceeding.

         Martin Frank, a former employee of CCC, has informed CCC that he believes he has claims against CCC for breach of his employment agreement. Mr. Frank has not commenced any legal proceeding, and the Company cannot predict whether Mr. Davies will undertake any proceeding, or the amount of any recovery if he prevails in a proceeding.


Item 4. Submission of Matters to a Vote of Security Holders

           None




                                     Part II


Item 5. Market for Company's Common Equity and Related Stock Matters


           The Common Stock, Units, Class A Preferred Stock and Warrants of the Company are traded on the NASDAQ Small Cap Market under the symbols TELE, TELEU, TELEP and TELEW, respectively. On December 31, 1998, the last sales price of the Company's Common Stock, Units and Warrants was $1 13/16, $5 1/2, and $3/4, respectively. The Class A Preferred Stock has been traded with the Units and has not been separately quoted.

                  During 1998, the Company sold 331,250 shares of Common Stock through private placement for gross proceeds of $662,500. The sale was made to accredited unrelated investors.

           No dividends have been declared or paid on the Common Stock.

           The Company has paid all dividends, which have accrued on the Class A and Class B Preferred Stock. Dividends accrue at an annual rate of $36.75 and are payable in quarterly arrears on the last day of March, June, October, and December of each year. At the option of the Company, dividends are payable either in cash or shares of Common Stock.

           As of February 11, 1999, there were approximately 4,691,977 shares of Common Stock issued and outstanding held by 581 beneficial holders of the Common Stock of the Company.

           On April 7, 1999, the Company was informed by NASDAQ that its securities will be delisted effectively April 7, 1999, for failure to file a timely annual report on Form 10-KSB. The Company believes that it meets or exceeds all requirements for continued listing on the NASDAQ Stock Market. The Company has appealed the decision and is currently trading on OTC Bulletin Board, on The NASDAQ Stock Market. The Company cannot predict what impact, if any, this action will have on the Company or trading in the Company's securities.

           The following table sets forth the high and low prices of the Company's Common Stock on a quarterly basis for the calendar years 1996, 1997, 1998.

                                              Common Stock Price

                  Calendar Period              High              Low

                  1996:
                           First Quarter.......$4.00            $2.125
                           Second Quarter......$1.875           $0.625
                           Third Quarter.......$1.50            $0.75
                           Fourth Quarter......$2.25            $1.375

                  1997:
                           First Quarter.......$3.25            $1.625
                           Second Quarter......$2.75            $1.50
                           Third Quarter.......$4.375           $1.625

                  1998:
                           First Quarter.......$3.938           $2.375
                           Second Quarter......$3.50            $2.375
                           Third Quarter.......$2.813           $1.375
                           Fourth Quarter......$4.25            $0.875




Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


           The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. These statements include, without limitation, statements concerning the potential operations and results of the Company and information relating to Year 2000 matters, described below. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed.

Recent Developments

           The financial results of the Company for the twelve month period ended December 31, 1998 were significantly impacted by the acquisition of a majority interest in US Computer Group, Inc., (USCG), which was consummated on March 19, 1998. The acquisition was accounted for as a purchase and is included in the results of operations of the Company from the purchase date.

           During the period ended December 31, 1998, a number of other developments occurred which had a significant impact on the operations and results of the Company, including the following:

           On January 19, 1999, US Computer Group negotiated with certain of its major general unsecured creditors (the Unofficial Committee of Unsecured Creditors composed of accepting creditors). USCG entered into these discussions for purposes of analyzing its financial condition and entered into a composition/extension agreement to resolve its financial difficulties concerning its unpaid general unsecured obligations. Each accepting creditor shall be entitled to receive its share of the payments due, submitted to the committee as an allowed claim. USCG will make an initial cash distribution on June 15, 1999 for 25% of its allowed claim and a second cash distribution will be made as soon as practicable after March 15, 2000 of up to 15% of its allowed claim. Based on this agreement, USCG will be paying accepting creditors 40% of the outstanding debt owed. Upon payment by USCG, the debt obligations with the Accepting Creditors will be settled in full. Each accepting creditor will also receive warrants exercisable through and including September 30, 2000 in the event that USCG is the subject of an Initial Public Offering or obtains additional financing in excess of $1,000,000. If the preceding events occur before or on April 30, 2000, the accepting creditors shall be entitled to receive their pro rata share of 60% of the amount raised by USCG in excess of $1 million up to the aggregate debts of the accepting creditors.

           On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, agreed to contribute additional capital to USCG through the purchase of additional shares. The purchase was consummated on March 12, 1999 making Telstar the largest shareholder of USCG. Effective February 25, 1999, the Company will cease reporting USCG's financial results in its consolidated financial statements, and use the equity method to account for its minority interest in the subsidiary.

           The unaudited proforma summary consolidated balance sheet as of February 28, 1999 excluding USCG balances is as follows:

           Current assets           3,767,491
           Fixed assets, net          321,609
           Other assets                12,518
           Current liabilities     (1,050,476)
           Stockholders' equity     3,051,141

           On April 7, 1999, the Company was informed by NASDAQ that its securities will be delisted effectively April 7, 1999, for failure to file a timely annual report on Form 10-KSB. The Company believes that it meets or exceeds all requirements for continued listing on the NASDAQ Stock Market. The Company has appealed the decision. The Company is currently trading on the OTC Bulletin Board, on The NASDAQ Stock Market. The Company cannot predict what impact, if any, this action will have on the Company or trading in the Company's Securities.

Results of Operations

           FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997. The Company's results of operations for the year ended December 31, 1998 versus the year ended December 31, 1997 were significantly impacted by both the acquisition of US
Computer Group, which was consummated on March 19, 1998, and a significant increase in sales at Computer Components Corporation subsidiary, Universal Battery Corporation.

Revenues

           For the year ended December 31, 1998, the Company had sales of $24,913,031, an increase of $18,246,194 (273.69%), compared to sales of
$6,666,837 during the same period in 1997. The significant increase in revenues was due to sales contributed by USCG and its subsidiaries, which together contributed sales of $16,906,496 to the Company's revenues during the nine month period in which USCG was consolidated with Tech Electro Industries. Neither USCG, nor its subsidiaries, had sales contributing to the Company's revenues in the comparable period in 1997. CCC's subsidiary, UBC contributed $4,138,880 in revenues. Sales revenues at UBC increased dramatically due to management's decision to shift their focus from computer components at CCC to increasing sales efforts on battery and battery related products through its UBC subsidiary.

           The Company recognized a loss from operations of $4,490,961 for the year ended December 31, 1998, compared to a loss of $1,413,350 during the same period in the prior year, an increase in net losses of $3,077,611 (217.75%). The Company's increased loss was due to escalations in both cost of goods sold and general and administrative expenses from both USCG and CCC and its subsidiaries. The cost of goods sold and direct servicing costs rose to $17,588,858 in the year ended December 31, 1998 from $4,905,755 during the same period during 1997, an increase of $12,683,103 (258.53%). The Company's general and administrative expenses rose to $10,564,336 for the year ended December 31, 1998, from $2,886,132 for the same period in 1997, an increase of $7,678,204 (266.04%). The increase in both cost of goods sold and general and administrative expenses can be attributed to the consolidation of USCG and its subsidiaries, which contributed cost of goods sold and direct servicing costs of $11,467,074 and general and administrative expenses of $6,710,177 during the nine month period in which USCG was consolidated with Tech Electro, with no contribution during the same period in 1997.

           CCC and its subsidiaries recorded revenues for the year ended December 31, 1998 of $8,006,535, compared to $6,666,837 for the same period in 1997, an increase of $1,339,698 (20.0%). This increase in revenues was primarily due to the increased battery sales at CCC's subsidiary UBC, which has been their prime area of growth. Battery sales at UBC have increased by $2,647,313 (177.4%) to $4,138,880, compared to sales of $1,491,567 during the same period in 1997. In contrast, sales at VBT, dropped $185,829 (50.43%) to $182,649 during the year ended December 31, 1998, compared to $368,478 during the same period ending December 31, 1997. Sales at CCC decreased by $1,121,786 (23.34%) to $3,685,006 for the twelve months ended December 31, 1998 compared to $4,806,792 during the same period ending December 31, 1997. This significant decrease of sales at CCC stemmed from the loss of a CCC customer, Sunbeam, as well as a major decrease in orders at CCC subsidiary VBT.

           As a result of the history of losses for VBT during the past two years, the management has made the decision to cut back on the overall operations of VBT. As of December 31, 1998, VBT has only one full time employee who is being retained to support the current level of business. The purpose of this reorganization was to cut back on non-efficient operations and focus on the company's key strengths. This reorganization enables CCC to concentrate on its expanding battery sales operations through UBC, which contributed $4,138,880 in revenues in fiscal 1998 due to sharply increased sales.

Cost of Goods Sold and Direct Servicing Costs

           The Company's cost of goods sold and direct servicing costs, consisting primarily of inventory, rose to $17,588,858 for the year ended December 31, 1998 compared to $4,905,755 for the year ended December 31, 1997, an increase of $12,683,103 (258.54%). The increase was due to the impact of USCG and its subsidiaries, which contributed $11,467,074 to the cost of goods sold for the 9 month period ending December 31, 1998, with no contribution in the comparable period in 1997.

           Cost of goods as a percentage of sales decreased to 70.6% in the year ended December 31, 1998, from 73.58% during the same period in 1997. This decrease is largely attributable to USCG and its subsidiaries, for which the cost of goods as a percentage of sales was 67.83% in the consolidated period of 1998.

           On a consolidated basis (CCC and its subsidiaries), the costs of goods sold increased by $1,216,029, to $6,121,784 for the year ended December 31, 1998, compared to $4,905,755 for the same period in 1997.

Selling, General and Administrative Expenses

           The Company's selling, general and administrative expenses (or "S,G &A"), consisting primarily of wages, benefits and related expenses, rose to $10,564,336 for the year ended December 31, 1998, compared to $2,886,132 for the year ended December 31, 1997, an increase of $7,678,204 (266.04%). The increase in selling, general and administrative expenses was due to costs associated with operations of USCG and its subsidiaries, which contributed general and administrative expenses of $6,710,177 for the year ended December 31, 1998, with no contribution during the same period in 1997.

           CCC's and its subsidiaries' selling, general and administrative expenses increased by $151,902 (7.27%), to $2,242,411 for the year ended December 31, 1998, compared to $2,090,509 during the same period ended December 31, 1997.

Inventory

           CCC monitors potential inventory adjustments on an ongoing basis and increased its inventory allowance periodically throughout Fiscal 1998. During Fiscal 1998, the Company set aside $1,250,798 as a reserve for inventory allowance, compared to $288,300 in Fiscal 1997. Over $200,000 of the reserve taken against inventory during Fiscal 1998 was attributable to the unexpected loss of Sunbeam, a major customer of CCC, for which CCC was carrying inventory based on previous sales history and forecasts. CCC continually reviews its inventory allowance procedures and policies and will make adjustments as necessary.

Interest Expense

           The Company incurred $684,120 in interest expense for the year ended December 31, 1998, compared to $30,072 during the same period in 1997, an increase of $654,048 (2174.94%). The significant increase in interest expense is attributable to USCG and its subsidiaries, which incurred $647,452 in interest expense for the consolidated nine month period ended December 31, 1998, with no contribution during the same period in 1997.

Reorganization Expense

           The  Company's  US  Computer  Group  subsidiary  incurred  $46,618 of reorganization expenses during the fourth quarter of 1998 directly associated with the September 15, 1998 reorganization in which USCG made extensive cuts in overhead. These reorganization expenses incurred primarily consisted of severance packages to terminated employees.

Acquisition Expense

           The Company incurred expenses of $187,190, which were associated with the potential acquisition of DenAmerica Corporation ("Den"). As earlier reported, the Company entered into an agreement on July 10, 1998 for the acquisition of Den, the largest franchisee of Denny's restaurants and the owner of the Black-eyed Pea chain of restaurants. On October 27, 1998, Tech Electro Industries, Inc. announced the termination of the proposed Den acquisition citing failure of certain financial contingencies.

Income Tax Expense

           The expected income tax benefit for 1998 and 1997 resulting from the net loss has a 100% valuation allowance recorded against it for both periods.

Liquidity

           As of December 31, 1998, the Company had cash and cash equivalents of $1,399,060. By comparison on December 31, 1997, the Company had approximately $2,014,667 in cash and cash equivalents, marketable securities and certificates of deposits. The change in the Company's investment in cash, certificates of deposit, and securities reflects not only the cash and cash equivalents of USCG, but also the liquidation of marketable securities (bonds) to fund the cash needs of the Company, as well as the sale of all marketable securities. The proceeds from this sale were $120,363. The Company used these proceeds to pay down various lines of credit for the existing operations of CCC, UBC and VBT.

           On September 9, 1997, USCG entered into a loan agreement with Coast Business Credit, subsequently amended on February 24, 1998 and March 19, 1998, which provides for a revolving loan with the maximum borrowings allowable equal to the lesser of $10,000,000 outstanding at any one time or the sum of 80 percent of the amount of the Company's eligible receivables, as defined in the loan agreement, other than maintenance contract receivables, plus 4.25 times the average total monthly computer maintenance contract collections to be calculated on a trailing twelve month moving average, plus a term loan in the principal amount of $500,000. Borrowings under the loan agreement are secured by an interest in all of USCG's owned accounts receivable, inventory, equipment, investment property and general intangibles. The revolving loan matures on September 30, 2000, subject to renewal terms of one year each. The interest on the Term Loan is payable beginning on October 31, 1998 in equal monthly installments of $14,000 plus a payment of the unpaid principal balance on September 30, 2000. As of December 31, 1998, $944,000 was outstanding under a bridge term loan extended to USCG shortly after its acquisition by the Company, in addition to $6,418,654 for a total of $7,362,654 outstanding. USCG obtained a waiver of default from Coast Business Credit on June 11, 1998 for failing to: i) comply with Coast Business Credit's Tangible Net Worth covenant and ii) provide Coast with the annual audited financial statements for the fiscal year ending February 28, 1998 before May 31, 1998. This waiver of default expires on May 31, 1999. USCG is currently applying for and believes that it will be granted an extension on the waiver of default.

           In addition, the USCG has a "floorplan" credit line arrangement with a finance corporation that provides for financing of up to $350,000 to support inventory purchases from a specific vendor. The floorplan credit line agreement does not provide for interest terms as amounts outstanding and are required to be paid in approximately thirty days. As collateral security for the payments under the loan agreement, the Company granted the finance corporation a security interest in the assets of the Company. The balance outstanding under this arrangement at December 31, 1998 totaled $333,975.

           On January 19, 1999, US Computer Group negotiated with certain of its major general unsecured creditors, (the Unofficial Committee of Unsecured Creditors composed of accepting creditors). USCG entered into these discussions for purposes of analyzing its financial condition and entered into a composition/extension agreement to resolve its financial difficulties concerning its unpaid general unsecured obligations. Each accepting creditor shall be entitled to receive its share of the payments due, submitted to the committee as an allowed claim. USCG will make an initial cash distribution on June 15, 1999 for 25% of its allowed claim and a second cash distribution will be made as soon as practicable after March 15, 2000 of up to 15% of its allowed claim. Based on this agreement, USCG will be paying accepting creditors 40% of the outstanding debt owed. Upon payment by USCG, the debt obligations with the accepting creditors will be settled in full. Each accepting creditor will also receive warrants exercisable through and including September 30, 2000 in the event that USCG is the subject of an Initial Public Offering or obtains additional financing in excess of $1,000,000. If the preceding events occur before or on

April 30, 2000, the accepting creditors shall be entitled to receive its pro rata share of 60% of the amount raised by USCG in excess of $1 million up to the aggregate debts of accepting creditors.

           On April 8, 1998, Tech Electro Industries commenced a private placement of 375,000 shares of Company common stock for $750,000. Gross proceeds raised to date are $662,500. The funds have been used for general working capital.

           The Company has used significant cash in operations for 1998 and 1997 amounting to $1,833,921 and $1,627,283 respectively. As discussed previously the Company is streamlining operations and will only support USCG's operations to the extent that it has the financial resources to do so.

           The Company expects to fund future cash needs through operations, its lines of credit and raising additional capital as necessary.

Inflation

           The Company has not been materially effected by inflation. While the Company does not anticipate inflation affecting the Company's operations, increases in labor and supplies could impact the Company's ability to compete.

Risks Relating to Year 2000: USCG

           As has been widely reported, there is worldwide concern that year 2000 technology problems may materially and adversely impact a variety of businesses, local, national and global economies. USCG, in response to this effort, has commenced a process of identifying operating and application software systems that will be impacted by the year 2000. USCG's preliminary analysis indicates that it will require enhancements of software in older systems, as well as updating and enhancing various accounting and other systems. The most significant year 2000 upgrade will be USCG's accounting software package, which must be upgraded to become compliant. USCG plans to have the accounting package in place and operational by the fourth quarter of 1999. If USCG's accounting software package is not on line by November 1999, accounting functions can be temporarily duplicated in an off the shelf accounting package or managed manually. In addition, USCG's operating systems server software has to be upgraded to a compliant version. Some of USCG's server hardware may also have to be upgraded to become compliant. Finally, some internet software packages may have to be upgraded. However, USCG will not incur charges for these internet software package upgrades.

           USCG has also reviewed non-information technology systems. Minor upgrades are required for the Long Island and New Jersey office telephone systems, costing less than $5,000. The telephone systems in New York City and Philadelphia are already year 2000 compliant. The New York City facility is presently being reviewed to determine if their HVAC and elevator equipment is compliant.

           USCG has generated a time line to ensure that all systems are year 2000 compliant. In the case where certain issues arise which were not uncovered during the assessment phase, the appropriate personnel will be allocated to remediate the issue. Accordingly, USCG plans to devote the necessary resources to resolve all year 2000 issues in a time conscious manner. USCG plans to have changes to critical systems completed by the fourth quarter of 1999. This assessment is based on information currently available from USCG's internal assessment of modifications that can be made and conversions that are not available. USCG believes that the likelihood of a material adverse impact to the company as a result of internal year 2000 problems is remote. While USCG believes that it will complete upgrades of its operating and application software systems prior to the year 2000, competition for goods and services, relating to such upgrades, including computer equipment and installation expertise, may cause delays in implementation.

           The estimated cost to remediate all year 2000 issues will be around $400,000. USCG management anticipates paying for these upgrades from improved cash flow during fiscal 1999. This expense is not anticipated to be material to the Company's financial position or future results of operations, although there can be no assurance that presently unforeseen computer programming difficulties will arise.

Risk Relating to Year 2000: Customers and Vendors

           USCG has not conducted a systematic evaluation of the year 2000 compliance of its customers and vendors. As a result, it is possible that the USCG's future performance may be adversely impacted by payment and financial difficulties experienced by customers and by shipping, fulfillment and accounting difficulties experienced by vendors. USCG believes that it has sufficient resources, including cash reserves and inventory supplies, to maintain operations during delays in payments or supply of inventories. However, the company is aware that extended difficulties by larger vendors or customers may have a significant impact; however, it is unable, at this time, to anticipate the extent of any such impact, were it to occur.

           Since USCG has a large base of customers with equipment and software that may be prompted to upgrade their systems in anticipation of the year 2000 change, USCG's maintenance operations may be adversely affected by the year 2000 problem. However, the Company believes that any upgrades by USCG's clients could positively impact USCG's resale and computer solutions operations.

Risks Relating to Year 2000: CCC

           CCC believes that it has addressed the year 2000 issue in its entirety and will not face an operational problem. In 1997, they hired a Director of MIS to address these issues. CCC has upgraded all computer hardware and software to year 2000 compliance. CCC believes that it will be fully compliant well before the beginning of the year 2000. CCC's business is dependent on its relationship with its vendors and manufacturers. There is no assurance that CCC's suppliers and manufacturers will be year 2000 compliant. This may have a material adverse effect on CCC unless CCC is able to arrange for alternate suppliers and manufacturers if such an event were to occur.

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

         Management of the Company believes that the decrease in battery and battery assembly sales in Fiscal 1997 was due to a decline in usage by existing customers, and by failure of the Company to attract new customers to replace those sales. During Fiscal 1997, the Company took several steps to enhance marketing and sales of battery assembly products; however, it is not yet clear whether those steps will result in significant improvement of sales of batteries and battery assemblies.

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

         The Company's gross profit margin in Fiscal 1997 decreased to 26.5% from 29.1% in Fiscal 1996. The decrease in gross profit margin was due largely to the Company's assumption of the distributorship of Panasonic battery products in February 1997, the operations of which are conducted primarily by UBC. Under its agreement to become a distributor of these products, the Company was obligated to provide discounts and rebates at rates in excess of those normally offered by the Company. The Company determined to accept these terms in order to expand UBC's market penetration and to give UBC access to new opportunities. However, UBC is no longer is obligated to provide these incentives and is revising its product prices and terms; however, there can be no assurance that UBC will be able to effect price increases and adjust terms without reducing its customer base and impacting sales.

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

         On March 19, 1998, Tech Electro Industries, Inc. (the "Company") consummated the acquisition of newly issued shares of common stock equaling, after issuance, 51% of the issued and outstanding common stock of US Computer Group, Inc. ("USCG"). USCG, is a computer maintenance, systems solution and information technology partner headquartered in Farmingdale, NY with annual revenues in excess of $20 million. The transaction was originally announced on December 19, 1997, at which time the Company had agreed to purchase a 62% interest in US Computer Group from Telstar Holdings Ltd. Since the date of that announcement, the Company, USCG and Telstar Holdings have entered into an Amended and Restated Stock Purchase Agreement, which was executed and consummated on March 19, 1998. The purchase consideration for the interest in USCG was $1 million, paid in cash. In connection with the acquisition, USCG issued to Telstar Holdings shares of its newly authorized Series E Preferred Stock with a stated value of $2,000,000 in consideration for the conversion of loans made by Telstar Holdings to USCG. The Company obtained the funds for the acquisition through a private placement of shares pursuant to Regulation S of the Securities Act of 1933, as amended, which was previously reported on Form 8-K.

         General and administrative expenses for Fiscal 1997 increased to $2,886,132 from $1,308,176 in Fiscal 1996, due primarily to increased salaries and legal costs, some of which are associated with expansion of the Company's operations, including the acquisition of US Computer Group, Inc., which was consummated in March, 1998. Salaries paid by the Company increased to approximately $1,186,000 in the year ended December 31, 1997 compared to $566,800 in the year ended December 31, 1996, an increase of approximately 109%. In addition, the Company paid $462,250 in non-cash compensation in the form of restricted stock grants to certain of its senior execution. See Item 10. -- Execution of Compensation. Almost all of the increase in salaries is associated with office employees, including additional sales and clerical staff. Legal fees during the period ending December 31, 1997 were approximately $157,800, an increase of 170% from legal expenses of approximately $59,400 in the year ended December 31, 1996. The increase in legal fees was due primarily to increased administrative and regulatory burdens.

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



Item 7. Financial Statements


           Information required by this item appears in the Consolidated Financial Statements and Report of Independent Certified Accountants of Tech Electro Industries, Inc. and Subsidiaries contained herein.

Item 8. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

         As reported on Form 8-K, on February 13, 1998, the Company retained King Griffin & Adamson P.C.as its independent public accountants. The engagement of King Griffin & Adamson P.C. was approved by the Company's Board of Directors. The Company had announced on Form 8-K filed on June 27, 1997, that it had engaged Deloitte & Touche LLP in anticipation of their accepting the Company as a new client; however, Deloitte & Touche LLP had not completed its new client acceptance procedures and did not reach an agreement with the Company regarding fee arrangements and timing of audit services. As of February 13, 1998, Deloitte & Touche LLP had not audited any financial statements nor reviewed any interim financial information of the Company or any subsidiary of the Company, nor had the Company consulted with Deloitte & Touche LLP as to any accounting principles or practices, financial statements or disclosures, or auditing scope or procedure, except for a brief consultation ($3,400) in coordination with King Griffin & Adamson P.C. regarding financial statement disclosure. Deloitte & Touche LLP's services were limited to reading a draft of the Company's Form 10-KSB for the year ended December 31, 1996 and discussing the format of such report with the Company's auditors and attorneys. Deloitte & Touche LLP did not provide a written summary in connection with the consultation. King Griffin & Adamson P.C.was consulted concerning the format of the report, and expressed no views on such consultation. The Company had no disagreements with Deloitte & Touche LLP during the period from June 27, 1997 through February 13, 1998 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

          In December 1997, the Company engaged Deloitte & Touche LLP to conduct due diligence procedures with respect to the Company's acquisition of a majority interest in US Computer Group, Inc., and in March 1998, the Company engaged Deloitte & Touche LLP to audit the financial statements of that Company for the year ended February 28, 1998 to be included in the Company's amended report on Form 8-K relating to such acquisition. Such services did not include a review or audit of any other financial statements or information, or any consultation as to any accounting principles or practices regarding the Company or any subsidiary of the Company other than US Computer Group, Inc.

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

          King Griffin & Adamson P.C. has reviewed this Report and been given an opportunity to furnish the Company with a letter addressed to the Commission regarding the subject of this Report and has declined to do so.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons




                  (a) At  March  31,  1999,  the  following  persons  served  as directors and executive officers of TEI:

     Name and Age                    Position with Company               Since

     William Kim Wah Tan (56)         Chairman of the Board,              1997
                                      President, Chief Executive
                                      Officer and Director

     Sadasuke Gomi (28)               Director (1)                        1997

     Kim Yeow Tan (54)                Director                            1997

     Steven E. Scott (50)             Executive Vice President            1997
                                      and Director

     Ian Colin Edmonds (27)           Director                            1997
                                      Vice President                      1999

     Donna Gilbert  (44)              Interim Chief Financial Officer     1999

     Mee Mee Tan (25)                 Corporate Secretary                 1998


(1) Mr. Gomi served as a Vice President and Corporate Secretary of TEI until his resignation in February 1998.

           All directors of the Company are elected at the annual shareholder meeting and serve as such directors until the next annual meeting of shareholders. Directors may be re-elected at such succeeding annual meeting so as to succeed themselves. All employees of the Company who are also directors do not receive compensation for serving as such directors. Outside (non-employee) directors receive Five Hundred Dollars ($500.00) compensation for attendance at director meetings.

         (b) Executive Officers of the Company:

         William Tan Kim Wah was elected Chairman of the Board, President, Chief Executive Officer and Director of the Company on February 11, 1997.

         Kim Yeow Tan was elected Director and Vice-President of the Company on February 11, 1997. Mr. Kim Yeow Tan resigned as Vice-President of the Company in July 1997.

         Sadasuke Gomi was elected Director and Secretary of the Company in May 1997. Mr. Gomi resigned as Vice-President and Secretary of the Company on February 16, 1998. Mr. Gomi was appointed to the Independent Audit Committee on March, 1999.

         Steven Scott was appointed Executive Vice President of the Company in May 1997. He was elected a director of the Company in July 1997.

         Ian Edmonds was elected a director of the Company in July 1997 and was appointed to the Independent Audit Committee on February 18, 1998. Mr. Edmonds resigned from the Committee in February 1999 and was concurrently appointed Vice-President of the Company.

         Donna Gilbert has served as an independent consultant to the Company since July 1997. Ms. Gilbert was appointed Interim Chief Financial Officer in January 1999.

         MeeMee Tan was appointed Corporate Secretary of the Company on February 16, 1998.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission and the National Association of Securities Dealers concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

     Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the 1998 fiscal year its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.


           (c) Significant and Key Employees:


           David Arnold (63) President of CCC as of January 14, 1999

           Randy Hardin (39) Chief Executive Officer of CCC as of January 14,
           1999

           Julie A. Sansom-Reese (36) Chief Financial Officer of CCC

           Alan Andrus (55) President, Chief Executive Officer and Director of USCG as of January 19, 1999

           Alexander Voda, Jr. (43) Senior Vice President, Chief Financial Officer, Treasurer and Secretary of USCG.

           (d) Business Experience:

           WILLIAM KIM WAH TAN, Chairman of the Board, Chief Executive Officer, President and Director. Mr. Tan was elected to these offices on February 11, 1997. For the past twenty years, Mr. William Kim Wah Tan has been active as an entrepreneur in the fields of finance, general insurance, property development and management. Mr. William Kim Wah Tan has held senior management positions in a number of financing, insurance, textile, property development and related businesses. He is the brother of Mr. Kim Yeow Tan.

           KIM YEOW TAN, Director. Mr. Kim Yeow Tan was elected director and Vice-President of TEI on February 11, 1997, and resigned as Vice President on February 16, 1998. Mr. Kim Yeow Tan is a graduate of the Malayan Teachers Training College and holds a Bachelor of Science Degree in Business Administration from Century University, United States. For the past fifteen years, Mr. Kim Yeow Tan has been active as an entrepreneur in the fields of finance, general insurance, property development and management. Mr. Kim Yeow Tan has held senior management positions in finance companies, insurance companies, textile and property development and related businesses. He is the brother of Mr. William Kim Wah Tan.

           SADASUKE GOMI, Director. He has served as director since February 11, 1997. Mr. Gomi is a graduate of Mejii University in Japan, where he received a bachelor's degree in commerce. Mr. Gomi served as Vice President and Corporate Secretary of the Company from February 11, 1997 until February 1998. Mr. Gomi was appointed to the Independent Audit Committee on March 1999.

           STEVEN SCOTT, Executive Vice President and a director of the Company. Prior to joining the Company, Mr. Scott was a Senior Vice President for Sales at Dean Witter Reynolds Incorporated, a broker-dealer and investment banker from November 1995 through March 1997. Prior to that position, he served as a Senior Vice President - Sales at Prudential Securities from June 1994 to November 1997, and as a Senior Vice President - Sales for H.J. Meyers & Co., Inc. prior to June 1994. Mr. Scott was appointed Executive Vice President in May 1997 and was elected a director of the Company in July 1997.

           IAN COLIN EDMONDS, Vice President and director of the Company. Mr. Edmonds is a graduate of the University of Denver, where he received a bachelors degree in Marketing and minor in Statistics in June 1996. Following graduation and through December 1997, he was Assistant Product Manager at Information Handling Services, a private information-technology firm, in Denver, Colorado. Mr. Edmonds has served as a director of the Company since July 1997. Mr. Edmonds was appointed as Vice President in February 1999.

           DONNA GILBERT, Interim Chief Financial Officer. Ms. Gilbert began serving as an independent consultant for the Company in June of 1997. The Company hired her as a part time controller in April of 1998. On January 1, 1998, Ms. Gilbert was appointed Interim CFO. Ms. Gilbert is a graduate of Eastern Michigan University with a Bachelors of Science. As an independent CPA, she has practiced before the Internal Revenue Service, California Franchise Tax Board, Nevada Gaming Control Board, and California State Board of Equalization.

           MEEMEE TAN, Corporate Secretary. Ms.Tan holds a BS in Marketing and a minor in Statistics from University of Denver, Colorado. Prior to joining TEI, Ms. Tan was an intern at Prudential Securities in Denver, Colorado. She is the daughter of Mr. William Kim Wah Tan.

           DAVID ARNOLD, President and Director of CCC. Since January 1987, Mr. Arnold has served as Vice President of Dunbar Associates, Inc., now merged into Computer Components Corporation. On January 12, 1999, Mr. Arnold was appointed Vice President of CCC. In addition to serving in his new position, Mr. Arnold will continue to oversee the battery assembly operation, as well as, purchasing and inventory control functions. Mr. Arnold was born in Portsmouth, Ohio, and received a public school education there. Mr. Arnold earned a BA degree from Ohio Wesleyan University, Delaware, Ohio, and a BSEE degree from Case Institute of Technology, Cleveland, Ohio.

           RANDY HARDIN, President and Director of CCC. On January 12, 1999, Mr. Hardin was appointed CEO of CCC and UBC. Mr. Hardin is in charge of the day to day operations, all marketing and sales activities of the newly consolidated company. He graduated from Texas A&M in 1982 with a BA degree in Marketing. From 1982 to 1992 he was employed by Interstate Batteries as National Sales Manager of specialty products. From 1992 to 1996 he served in the same position with MK Battery company, presently a division of East Penn Battery Company. In October 1996 he joined UBC.

           JULIE A. SANSOM-REESE, Treasurer of CCC. Ms. Sansom-Reese was born in Midland, Texas, and earned a BA degree in Business from Texas Tech University, Lubbock, Texas. Since August 1986, Ms. Sansom-Reese has served as Comptroller and Treasurer of Computer Components Corporation, the Company's subsidiary.

           ALAN ANDRUS, President and Director of USCG. Mr. Andrus joined USCG in October 1998, bringing nearly thirty years of experience in the computer service industry. At Grumman Corporation, he became President of Grumman Systems Support Corporation, an independent service organization servicing businesses nationwide. After Grumman he became Senior Vice President of Services and Integrated Solutions at Computerland/Vanstar and then Senior Vice President at Technology Service Solutions, a joint venture between IBM and Kodak. Mr. Andrus holds a BS from Fordham University and has done Summa Cum Laude level postgraduate Masters work at University of Southern California.

           ALEXANDER VODA, JR. joined USCG as its Chief Financial Officer in December 1996 after four years as controller of Ikon Office Solutions, a New York based office technology provider. From 1981 to 1992, Mr. Voda served as Director of Finance and Controller at Ferranti Venus, Inc., a designer and manufacturer of custom power supplies primarily for military applications. Mr. Voda holds a BS in Accounting from St. John's University and is a certified public accountant.

           No family relationship exist among any of the executive officers or directors of the Company or chosen to become directors or executive officers, except that Messrs. Kim Yeow Tan and William Kim Wah Tan are brothers, and Mee Mee Tan is the daughter of Mr. William Kim Wah Tan.

Item 10. Executive Compensation

           The following table sets forth the aggregate cash compensation paid by the Company during its year ended December 31, 1998, 1997, and 1996 to the CEO of the Company and each of the Company's executive officers whose total cash compensation from the Company exceeded $100,000, and to all executive officers as a group.



                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                       Annual Compensation     Long-Term Compensation
                     ------------------------  ---------------------------------
                                               Awards                   Payouts
---------- --------- ------ ----- -----------  ----------  ------------ --------
Name and    Fiscal   Salary Bonus Other        Restricted  Securities   LTIP
Principal   Year     ($)    ($)   Annual       stock       Underlying   Payouts
Position    Ended                 Compensation award(s)    Options/     ($)
            December              ($) (1)      ($)         SARs (#)
            31
---------- --------- ------ ----- -----------  ----------  ------------ --------
William     1998          0     0           0    $244,620             0        0
Tan Kim
Wah,
Chairman    1997          0     0           0    $393,750      100,000         0
of the                                           (2b)          (2b)
Board,
President   1996        N/A   N/A         N/A         N/A           N/A      N/A
and CEO
of TEI
---------- -------- ------- ----- -----------  ----------  ------------ --------
            1998   $ 77,423     0      $1,391           0             0        0
Craig D.
La Taste
President   1997   $ 75,000 $50,000    $1,391           0             0  $99,651
of CCC*
            1996   $ 60,000     0      $4,649           0        35,000        0
---------- -------- ------- ----- -----------  ----------  ------------ --------
Alan        1998   $ 29,167     0           0           0             0        0
Andrus
Chief
Executive   1997        N/A   N/A         N/A         N/A           N/A      N/A
Officer of
USCG        1996        N/A   N/A         N/A         N/A           N/A      N/A
---------- -------- ------- ----- -----------  ----------  ------------ --------

---------- -------- ------- ----- -----------  ----------  ------------ --------
Stephen     1998   $237,523     0           0           0             0        0
Davies              (5)
President
& CEO of    1997                0           0           0             0        0
USCG               $202,190
until Jan,          (5)
     1999   1996        N/A   N/A         N/A         N/A           N/A      N/A

                   $209,138*
                    (5)
---------- -------- ------- ----- -----------  ----------  ------------ --------
Steven      1998   $190,000     0           0    $ 15,900             0        0
Scott,                                             (4)
Executive
Vice        1997   $ 75,000     0           0    $112,500        50,000 (2)    0
President
of TEI      1996        N/A   N/A         N/A         N/A           N/A      N/A
---------- -------- ------- ----- -----------  ----------  ------------ --------

--------------------------
     *Mr.  La Taste  served  as  Chairman  of the  Board,  President  and  Chief
Executive Officer of TEI until February 11, 1997 when he was replaced by Mr. William Tan Kim Wah. Mr. La Taste resigned as President and CEO of CCC, and on January 12, 1999, was subsequently replaced by David Arnold and Randy Hardin, as President and CEO respectively.

(1) Represents non-cash compensation in the form of use of a car and related expenses and life insurance.

(2a) On November 18, 1998, the Company agreed on an annual compensation of $360,000 including expenses, effective February 1998, for Mr. Tan's services. On December 15, 1998, the Company issued to Mr. Tan 300,000 shares of Common Stock, in lieu of payment of Mr.
Tan's 1998 accrued salary in consideration for services provided by Mr. Tan.

(2b) On February 1998, the Company agreed to pay Mr. Tan $10,000 per month for services rendered in 1997 as the Company's Chairman of the Board, President and Chief Executive Officer. On February 20, 1998, the Company issued to Mr. Tan 100,000 shares of Common Stock, valued at $2.25 per share, in lieu of payment of Mr. Tan's 1997 accrued salary, and an additional 75,000 shares of Common Stock in repayment of expenses and advances incurred by Mr. Tan on behalf of the Company. Concurrently with the issuance of the foregoing shares, the Company granted to Mr. Tan options to acquire 100,000 shares of Common Stock, which options are exercisable over a period of two years from the date of issuance, at an exercise price of $5.00 per share.

(3) On February 20, 1998, the Company issued to Mr. Steven Scott, Executive Vice President of the Company, 50,000 shares of Common Stock, valued at $2.25 per share, as consideration for services rendered to the Company in 1997. Concurrently with the issuance of the foregoing shares, the Company granted to Mr. Scott options to acquire an additional 50,000 shares of Common Stock, exercisable over a period of two years from the date of issuance, at an exercise price of $5.00.

(4) Mr. Steven Scott accepted 19,500 shares of Common Stock in lieu of his November, 1998 $20,000 salary. Mr. Scott was issued the shares on December 15, 1998.

(5) Salary includes taxable fringe benefits.

           On January 12, 1999, Craig D. La Taste resigned as President and CEO of Computer Components Corporation and was replaced by David Arnold and Randy Hardin as President and CEO, respectively.

           On January 19, 1999, USCG announced that its founder and Chief Executive Officer, Stephen Davies left the company to pursue other interests. The Board of Directors of USCG appointed Mr. Alan R. Andrus to succeed Mr. Davies as CEO.

Deferred Compensation

           In 1981, Dunbar Associates, Inc. established a non-qualified deferred compensation plan for the benefit of its corporate officers. Computer Components Corporation assumed such liability upon the merger with Dunbar Associates, Inc. The accrued benefits under such plan were payable to Craig D. La Taste, the Company's Chairman of the Board, President and Chief Executive Officer through Fiscal 1996. The amount accrued under such plan at December 31, 1995 was $99,651. Such amount was paid to Mr. La Taste on December 10, 1996. There were no contributions to the plan during the years ended December 31, 1997 and December 31, 1998.

Incentive Stock Option Plans

           1995 Incentive Stock Option Plan. On August 16, 1995, shareholders of the Company adopted the 1995 Incentive Stock Option Plan (the "Plan") covering 125,000 shares of Common Stock of the Company. Under the Plan, the Board of Directors may grant to officers and key employees of the Company "incentive Stock Options" (intended to qualify as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended) to purchase the number of shares of Common Stock covered by such options through December 31, 1996. During Fiscal 1996, 119,000 options were granted under the Plan. No options were granted under the Plan in Fiscal 1997.

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

Option Grants in 1997.   The Company did not grant any options under either the
1997 Plan or the 1995 Plan in fiscal 1997.

Option Exercises in 1997 and Current Option Values. No options were exercised by the Named Executives during the last fiscal year. The following table provides certain information concerning unexercised options held as of December 31, 1997, by the Named Executives who held options at the end of 1997:

           1998 Incentive Stock Option Plan The 1997 Stock Option Plan was approved by the shareholders at the last Annual General Meeting. Pursuant to the Stock Option Plan, the Corporation was authorized to issue 250,000 shares of Common Stock of the Corporation to employees of the Corporation. On November 18, 1998, the Company's Board of Directors approved the 1998 Incentive Stock Option Plan for an aggregate of 250,000 Shares of Common Stock upon a successful acquisition of an e-commerce or internet related company by May 31, 1998.

Option Grants in 1998. The Company did not grant any options under the 1997 Plan or the 1998 Plan in fiscal 1998.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUES


                             (d)                           (e)
                             Number of Securities          Value of Unexercised
                             Underlying Unexercised        In-the-Money
                             Options at                    Options at
                             December  31, 1997(#)         December  31,
                                                           1997($)(1)

(a)         (b)      (c)     Exercisable/Unexercisable Exercisable/Unexercisable


           Shares    Value
   Name    Acquired  Realized($)
           Upon
           Exercise

William
Kim Wah    -0-         -0-        -0-        -0-             -0-            -0-
Tan

Craig D.  - 0-         -0-       17,500     17,500         37,187.50   37,187.50
La Taste

Steven     -0-         -0-         -0-       -0-             -0-            -0-
Scott


(1) The value of the "in-the-money" options represents the difference between $1.00, the exercise price of such options, and $3.125, the closing sale price of the Common Stock on December 31, 1997.






Item 11. Security Ownership of Certain Beneficial Owners and Management


                  (a) The following table sets forth, as of August 10, 1998, the only persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock and Series A Stock:

------------------  ------------  ---------  ------------  ---------   --------
                    Common                   Series A
                    Stock                    Stock
                    ------                   --------
                    Amount                   Amount
                    and                      and
                    Nature of                Nature of                 % of
                    Beneficial    % of       Beneficial    % of        Voting
Name and Address    Ownership(1)  Class(2)   Ownership(1)  Class(2)    Power(3)
------------------  ------------  ---------  ------------  ---------   --------

William Kim          780,000        16.64%     5,000         2.70%      12.37%
Wah Tan              Direct                    (through
No. 18 Jalan Sri     and Indirect              ownership of
Semantan 1           (4)                       5,000 units)
Damansara Heights
50490
Kuala Lumpur
Malaysia
------------------  ------------  ---------  ------------  ---------   --------

Craig D. La Taste    476,649        10.17%         0         0           9.6 %
4300 Wiley Post Rd.  Direct(5)
Dallas, TX 75244
USA
------------------  ------------  ---------  ------------  ---------   --------

Synergy System       385,000         8.21%         0         0           4.37%
Limited              Direct(6)
3A Lauderdale Road
Maida Vale
London W9 1LT
United Kingdom
------------------  ------------  ---------  ------------  ---------   --------

                     385,000         8.21%         0         0           4.37%
Block 126 #19-372    Indirect(6)
Bukit Merah View
Singapore 151126
------------------  ------------  ---------  ------------  ---------   --------

Fleet Security       385,000         8.21%         0         0           4.37%
Investment Ltd.      Indirect(6)
P.O. Box 901
Road Town
British Virgin Islands
------------------  ------------  ---------  ------------  ---------   --------

Asean Broker Limited 385,000         8.21%         0         0           4.37%
Flat 1, 51 Queens    Indirect(6)
Gate Terrace
London, SW7 5PL
United Kingdom
------------------  ------------  ---------  ------------  ---------   --------

Eurasia Securities,  385,000         8.21%         0         0           4.37%
Ltd.                 Indirect(6)
No. 11 Jalan Medang
Bukit Bandaraya
59100 Kuala Lumpur
Malaysia
------------------  ------------  ---------  ------------  ---------   --------

Jason Tan Highway    668,000(7)     14.25%         0         0           7.21%
Wisma Cosway #12-02, Direct
Jln.
Raja Chulan
50200 Kuala Lumpur
Malaysia

------------------  ------------  ---------  ------------  ---------   --------

Wooi Hou Tan         666,000(8)     14.21%         0         0           7.10%
First Floor Flat     Direct
53 Gloucester Road
London, England  SW74QN
United Kingdom
------------------  ------------  ---------  ------------  ---------   --------

Mutsuko Gomi         666,000(8)     14.21%         0         0           7.10%
1367-31 Kawana
Ito-Shi
Japan 414
------------------  ------------  ---------  ------------  ---------   --------


(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares (other than shares subject to options).

(2) Percent of class is based on the number of shares outstanding as of January 4, 1999. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options or other convertible rights issued by the Company which are not exercisable within 60 days from the date hereof.

(3) In order to reflect the voting rights of the Common Stock and Series A Stock as of January 4, 1999 based on shares which a holder has the right to acquire within 60 days, if such right has not been exercised as of January 4, 1999. However, all shares which a holder has the right to acquire within 60 days, are accounted for in the percentage of class calculations for each of the individual type of securities accounted for in this table. See footnote 2 above.

(4) Includes (i) 485,000 shares directly held by Mr. Tan, (ii) options to acquire 100,000 shares of common stock exercisable within 60 days of

          January 4, 1999. (iii) options held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, to acquire 100,000 shares of common stock which are exercisable within 60 days of January 4, 1999. (iv) 80,000 shares held by Placement & Acceptance, Inc., and
          (v) 5,000 Units, with each Unit convertible within 60 days of January 4, 1999, into one share of common stock and one share of Preferred Stock, of which one share of Preferred Stock is convertible into two shares of common stock.

(5) Mr. La Taste has direct ownership of 433,732 shares of Common Stock, and as of March 1, 1995, as a partner of La Taste Enterprises (with his two children), he is owner of 16,667 shares of Common Stock which shares have been included in the percent of shares shown herein. In addition, Mr. La Taste has been issued 35,000 options, each to acquire one share of Common Stock. 26,250 of such options are exercisable within 60 days of January 4, 1999, and are included in the percent of shares shown herein. Mr. La Taste's wife, Jacqueline Green La Taste, is the owner of 24,213 shares of Common Stock which she received in 1994 as an inheritance. Mr. La Taste disclaims any beneficial interest in these shares. Mr. La Taste's children are beneficiaries of the La Taste Children's Trust, which owns 46,317 shares of Common Stock of the Company. Mr. La Taste also disclaims any beneficial interest in these shares.

(6) Includes, in each case, options to acquire 180,000 shares of Common Stock, which are currently exercisable.

(7) Includes options to acquire 334,000 shares of common stock exercisable within 60 days of January 4, 1999.

(8) Includes options to acquire 333,000 shares of common stock exercisable within 60 days of January 4, 1999.

                   (b) The following table sets forth the number of shares of Common Stock of the Company owned by each director and by all directors and officers as a group as of January 4, 1999:

------------------  ------------  ---------  ------------  ---------   --------
                    Common                   Series A
                    Stock                    Stock
                    ------                   --------
                    Amount                   Amount
                    and                      and
                    Nature of                Nature of                 % of
                    Beneficial    % of       Beneficial    % of        Voting
Name and Address    Ownership(1)  Class(2)   Ownership(1)  Class(2)    Power(3)
------------------  ------------  ---------  ------------  ---------   --------

William Kim          780,000        16.64%     5,000         2.7%       12.37%
Wah Tan              Direct                    (through
No. 18 Jalan Sri     and Indirect              ownership of
Semantan 1           (4)                       5,000 units)
Damansara Heights
50490
Kuala Lumpur
Malaysia
------------------  ------------  ---------  ------------  ---------   --------

Sadasuke Gomi        387,150         8.26%         0         0           4.42%
477 Madison Ave,     Direct
24th Floor           and Indirect(5)
New York, NY 10022
------------------  ------------  ---------  ------------  ---------   --------

Kim Yeow Tan         385,000(6)      8.21%         0         0           4.37%
477 Madison Ave,
24th Floor
New York, NY 10022
------------------  ------------  ---------  ------------  ---------   --------

Steven E. Scott      119,500(7)      2.55%         0         0           1.5%
477 Madison Ave,
24th Floor
New York, NY 10022
------------------  ------------  ---------  ------------  ---------   --------

Ian Colin Edmonds          0         0             0         0           0
477 Madison Ave,
24th Floor
New York, NY 10022
------------------  ------------  ---------  ------------  ---------   --------

Mee Mee Tan          385,000(8)      8.21%         0         0           4.37%
477 Madison Ave,     Indirect
24th Floor
New York, NY 10022

------------------  ------------  ---------  ------------  ---------   --------

------------------  ------------  ---------  ------------  ---------   --------
All Directors       2,056,650       43.87%     5,000         2.70%      27%
and Executive
Officers as a Group
(6 persons)
------------------  ------------  ---------  ------------  ---------   --------



           Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares (other than shares subject to options).

(1) Percent of class is based on the number of shares outstanding as of January 4, 1999. In addition, shares, which a person had the right to acquire within 60 days, are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options or other convertible rights issued by the Company which are not exercisable within 60 days from the date hereof.

(2) In order to reflect the voting rights of the Common Stock and Series A Stock as of January 4, 1999, the above percentage is not based on shares which a holder has the right to acquire within 60 days, if such right has not been exercised as of January 4, 1999. However, all shares, which a holder has the right to acquire within 60 days, are accounted for in the percentage of class calculations for each of the individual type of securities accounted for in this table. See footnote 2 above.

(3) Includes (i) 485,000 shares directly held by Mr. Tan, (ii) options to acquire 100,000 shares of common stock exercisable within 60 days of January 4, 1999, (iii) options held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, to acquire 100,000 shares of common stock which are exercisable within 60 days of January 4, 1999, (iv) 80,000 shares held by Placement & Acceptance, Inc., and
          (v) 5,000 Units, with each Unit convertible within 60 days of January 4, 1999, into one share of common stock and one share of Preferred Stock, of which one share of Preferred Stock is convertible into two shares of common stock.

(4) Includes: (i)385,000 shares held by Mr. Gomi are attributed to him through Fleet Security Investments, Inc., of which Mr. Gomi is a director. This sum also includes options to acquire 180,000 shares of common stock exercisable within 60 days of January 4, 1999. (ii) 2,150 shares are directly held by Mr.Gomi.

(5) All shares held by Mr. Kim Yeow Tan are attributed to him through Eurasia Securities, Inc., of which Mr. Kim Yeow Tan is a director. This sum also includes options to acquire 180,000 shares of common stock exercisable within 60 days of January 4, 1999.

(6) Includes: (i) 69,500 shares directly held by Mr.Scott. (ii) Options to acquire 50,000 shares of common stock exercisable within 60 days of January 4, 1999.

(7) All shares held by Ms. Tan are attributed to her through Equator Holdings, Inc., a company of which Ms.Tan is a director and officer. This sum includes options to acquire 180,000 shares of common stock exercisable within 60 days of January 4, 1999.


Item 12. Certain Relationships and Related Transactions

           The Company leases its office and warehouse premises from La Taste Enterprises, a partnership comprised of Mr. La Taste and members of his family. The current lease is for a term ending December 31, 2001 and provides for an annual base rent of $67,200. The company does not currently plan to lease the additional space from LaTaste Enterprises.

           The Company engaged Placement & Acceptance, Inc. ("PAI"), a British Virgin Islands corporation, to effect a private placement of securities, which was consummated in December 1997. PAI received fees of $112,000, inclusive of expenses, for acting as sales agent in the placement. PAI is controlled by Mr. William Kim Wah Tan, the Company's Chairman of the Board, President and Chief Executive Officer.





Item 13. Exhibits and Reports on Form 8-K


        (a) Exhibits

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

               10.1 Sales Agent Agreement between the Company and Placement & Acceptance, Inc., dated February 10, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

               10.2 Subscription Agreement between the Company and Placement & Acceptance, Inc., dated February 10, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

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

               10.5 Subscription Agreement between the Company and Fleet Security Investment Ltd., dated February 10, 1997, with option to purchase shares of Company common stock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

               10.6 Subscription Agreement between the Company and Asian Brokers Limited, dated February 10, 1997, with option to purchase shares of Company common stock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

               10.7 Subscription Agreement between the Company and Eurasia Securities Ltd., dated February 10, 1997, with option to purchase shares of Company common stock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

               10.8 Employment Agreement between Computer Components Corporation and Craig D. La Taste, entered into February 11, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
1996).

               10.9 Sales Agent Agreement between the Company and Placement & Acceptance, Inc., dated October 16, 1997 (incorporated by reference to the Company's Current Report on Form 8-K, dated January 5, 1998).

               10.10 Amended and Restated Stock Purchase Agreement among Tech Electro Industries, Inc., US Computer Group, Inc. and Telstar Holding Limited (incorporated by reference to the Company's Current Report on Form 8-K, dated March 19, 1998).

               21   Subsidiaries of Issuer

               27.1 Financial Data Schedule

      (b)  Reports on Form 8-K

                On October 23, 1998, the Company filed a report on Form 8-K reporting that, on October 15, 1998, the Company had received a letter from the NASDAQ Stock Market ("NASDAQ") informing the Company of NASDAQ's decision to delist the Company from The NASDAQ SmallCap Market, effective with the close of business on Wednesday, October 21, 1998,
     based on  purported non-compliance   with  the  NASDAQ  net  tangible asset
     requirement  of $2,000,000.

                 The Company indicated that it believed that it is and has been in compliance with all NASDAQ listing requirements, and on October 19, 1998, the Company submitted to NASDAQ a request for an oral hearing to contest the delisting decision. NASDAQ's decision to delist the Company has been stayed, pending the oral hearing.

     On December 24, 1998, the Company filed a report on Form 8-K reporting that on December 8, 1998, the Company had entered into an agreement regarding the sale of 141,000 common shares of USCG. That sale was later rescinded.

                          INDEX TO FINANCIAL STATEMENTS
                              FILED ON FORM 10-KSB

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                     Page

Report of Independent Certified Public Accountants                   F-3

Financial Statements

   Consolidated Balance Sheets as of December 31, 1998 and 1997      F-4

   Consolidated Statements of Operations
      for the years ended December 31, 1998 and 1997                 F-6

   Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 1998 and 1997                 F-7

   Consolidated Statements of Cash Flows
      for the years ended December 31, 1998 and 1997                 F-9

   Notes to Consolidated Financial Statements                        F-11

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES


                           DECEMBER 31, 1998 AND 1997

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                      Page

Report of Independent Certified Public Accountants                    F-3

Financial Statements

   Consolidated Balance Sheets as of December 31, 1998 and 1997       F-4

   Consolidated Statements of Operations
      for the years ended December 31, 1998 and 1997                  F-6

   Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 1998 and 1997                  F-7

   Consolidated Statements of Cash Flows
      for the years ended December 31, 1998 and 1997                  F-9

   Notes to Consolidated Financial Statements                         F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders and Board of Directors
Tech Electro Industries, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As further discussed in Notes A and T, the operations of U.S. Computer Group ("USCG"), a 51% subsidiary, are consolidated in the financial statements of the Company since its purchase on March 19, 1998. On February 25, 1999, Telstar Entertainment acquired a controlling interest in USCG and, therefore, the operations of USCG will not be consolidated from that date forward.



KING GRIFFIN & ADAMSON P.C.


March 15, 1999, except as to note V which is as of April 7, 1999
Dallas, Texas

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                     ASSETS

                                                        1998            1997
                                                     -----------     ----------
CURRENT ASSETS
   Cash and cash equivalents                       $   1,399,060   $  1,918,604
   Marketable securities                                       -         96,063
   Accounts and notes receivable
     Trade, net of allowance for doubtful
     accounts of $305,077 and $16,000 in
     1998 and 1997, respectively                       2,879,528        974,604
     Notes                                               305,659        362,153
     Other                                                13,489         34,942
   Inventories, net                                    3,356,539      1,801,034
   Prepaid expenses and other                            331,893        211,351
                                                     -----------     ----------

        Total current assets                           8,286,168      5,398,751
                                                     -----------     ----------
PROPERTY AND EQUIPMENT
   Machinery and equipment                             1,305,001        412,941
   Furniture and fixtures                                458,897        178,735
   Vehicles                                              216,201         21,943
   Leasehold improvements                                327,810         32,534
                                                     -----------     ----------
                                                       2,307,909        646,153
   Less accumulated depreciation and
     amortization                                     (1,410,085)      (337,269)
                                                     -----------     ----------

        Net property and equipment                       897,824        308,884
                                                     -----------     ----------

OTHER ASSETS
   Notes receivable                                        7,031         49,997
   Contract rights, net                                4,608,349              -
   Deferred financing costs, net                         199,193              -
   Deposit on future acquisition                               -        500,000
   Other                                                 182,029            290
                                                     -----------     ----------

        Total other assets                             4,996,602        550,287
                                                     -----------     ----------

TOTAL ASSETS                                         $14,180,594     $6,257,922
                                                     ===========     ==========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                           December 31, 1998 and 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1998         1997
                                                     -------------  -----------
CURRENT LIABILITIES
   Current portion of credit facility
     obligations                                       $ 8,198,654   $  425,000
   Current portion of long-term debt                       215,300            -
   Trade accounts payable                                3,349,682      467,822
   Accrued liabilities                                   1,354,335      548,273
   Deferred service liability                            1,646,949            -
   Dividends payable                                             -       28,432
   Other liabilities                                       333,975            -
                                                       -----------   ----------
        Total current liabilities                       15,098,895    1,469,527
                                                       -----------   ----------

LONG-TERM DEBT                                              53,204            -
                                                       -----------   ----------
        Total liabilities                               15,152,099    1,469,527

MINORITY INTEREST IN SUBSIDIARY                          2,054,633       29,202

COMMITMENTS AND CONTINGENCIES (Notes S and T)

STOCKHOLDERS' EQUITY
   Preferred stock - $1.00 par value; 1,000,000
    shares authorized; 65,000 Class B issued and
    outstanding  in 1997; 177,488 and 254,934
    Class A issued and outstanding in 1998 and
    1997, respectively; liquidation preference of
    $931,812 and $1,338,404 in 1998 and 1997,
    respectively                                           177,488      319,934
   Common stock - $0.01 par value; 10,000,000
    shares authorized, 4,799,177 and 3,498,407
    shares issued and outstanding during 1998
    and 1997, respectively                                  47,992       34,985
   Additional paid-in capital                            3,165,843    5,713,866
   Receivable from shareholder                             (25,000)           -
   Accumulated deficit                                  (6,392,461)  (1,334,216)
   Net unrealized gain, marketable securities                    -       24,624
                                                       -----------   ----------
                                                        (3,026,138)   4,759,193
                                                       -----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $14,180,594   $6,257,922
                                                       ===========   ==========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 1998 and 1997

                                                          1998          1997
                                                      -----------   -----------
REVENUES
   Sales                                              $11,541,122    $6,666,837
   Service Revenue                                     13,371,909             -
                                                      -----------   -----------
                                                       24,913,031     6,666,837
COST OF REVENUES
   Cost of goods sold                                  11,327,817     4,905,755
   Direct servicing costs                               6,261,041             -
                                                      -----------   -----------
                                                       17,588,858     4,905,755

GROSS PROFIT                                            7,324,173     1,761,082

OPERATING EXPENSES
   Selling, general and administrative                 10,564,336     2,886,132
   Provision for slow moving inventory                  1,250,798       288,300
                                                      -----------   -----------
                                                       11,815,134     3,174,432

LOSS FROM OPERATIONS                                   (4,490,961)   (1,413,350)

OTHER INCOME (EXPENSES)
   Interest income                                         98,529        99,862
   Interest expense                                      (684,120)      (30,072)
   Realized gain (loss) on sale of
     marketable securities                                 71,439       (31,667)
   Gain on foreign exchange                                     -         9,668
   Other                                                        -        18,247
                                                      -----------   -----------
                                                         (514,152)       66,038

MINORITY INTEREST SHARE OF LOSS OF SUBSIDIARY              29,202        47,731
                                                      -----------   -----------
LOSS BEFORE INCOME TAXES                               (4,975,911)   (1,299,581)

INCOME TAX EXPENSE                                              -             -
                                                      -----------   -----------
NET LOSS                                              $(4,975,911)  $(1,299,581)
                                                      -----------   -----------
Net loss attributable to common shareholders          $(5,058,245)  $(1,405,419)
                                                      ===========   ===========
Basic and diluted net loss per share
  attributable to common shareholders                 $     (1.26)  $     (0.59)
                                                      ===========   ===========
Number of weighted-average shares
   of common stock outstanding
   (basic and diluted)                                  4,012,377     2,382,814
                                                      ===========   ===========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1997



                                                                                                (Accumulated
                          Preferred Stock           Common Stock     Additional                  Deficit)
                       Number of                     Number of        paid-in    Shareholder    Retained    Marketable
                        Shares       Amount       Shares    Amount    Capital     Receivable    Earnings    Securities     Total
                       ---------    --------    ---------   -------  ----------  ------------  ---------   ----------   -----------
Balances at
 January 1, 1997        365,000     $365,000    1,308,275   $13,083  $2,350,202         -        $66,049    $(75,204)    $2,719,130

Issuance of common
 stock for cash
 and receivable               -            -    2,100,000    21,000   3,319,500         -              -           -      3,340,500

Conversions of
 preferred stock
 into common stock      (45,066)     (45,066)      90,132       902      44,164         -              -           -              -

Dividends paid                -            -            -         -           -         -       (100,684)          -       (100,684)

Comprehensive income:

 Net loss for 1997            -            -            -         -           -         -     (1,299,581)          -              -

 Net unrealized gain
  on marketable
  securities                  -            -            -         -           -         -              -      99,828

Total comprehensive
 income                       -            -            -         -           -         -              -           -     (1,199,753)
                       --------    ---------    ---------   -------  ----------   -------    -----------    --------    -----------

Balances at
December 31, 1997       319,934      319,934    3,498,407    34,985   5,713,866         -     (1,334,216)     24,624      4,759,193

Issuance of common
 stock for cash and
 receivable                   -            -      331,250     3,312     659,188         -              -           -        662,500

Conversions of
 preferred stock
 into common stock     (142,446)    (142,446)     284,892     2,849     139,597         -              -           -              -


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996



                                                                                                (Accumulated
                       Preferred Stock        Common Stock        Additional                      Deficit)
                      Number of          Number of                 paid-in        Shareholder     Retained   Marketable
                       Shares    Amount   Shares       Amount      Capital         Receivable     Earnings   Securities      Total
                      ---------  ------  ---------   ---------    ----------     ------------   -----------  ----------    --------
Repayment of
 shareholder loan             -     $   -     100,000    $1,000       $99,000    $(25,000)        $    -       $   -       $ 75,000

Stock issued for
 compensation                 -         -     551,650     5,516       765,257           -              -           -        770,773

Dividends paid by
 issuance of common
 stock                        -         -      32,978       330        82,004           -        (82,334)          -              -

Minority shareholder
 portion of share-
 holders deficit
 in connection with
 acquisition of U.S.
 Computer Group               -         -           -         -    (4,293,069)          -              -           -     (4,293,069)

Comprehensive income:

  Net loss for 1998           -         -           -         -             -           -     (4,975,911)          -

  Net unrealized loss
  on marketable
  securities                  -         -           -         -             -           -              -     (24,624)

Total comprehensive
 income                                                                                                                 (5,000,535)
                      ---------  --------   ---------   -------    ----------    --------    -----------    --------    -----------
Balances at
 December 31, 1998      177,488  $177,488   4,799,177   $47,992    $3,165,843    $(25,000)   $(6,392,461)    $     -    $(3,026,138)
                      =========  ========   =========   =======    ==========    ========    ===========    ========    ===========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997

                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES                 -----------    -----------
Net loss                                             $(4,975,911)   $(1,299,581)
Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                     1,116,353         43,387
     Provision for bad debts                             289,077         11,500
     Provision for slow moving inventory               1,250,798        288,300
     Minority interest share of
      loss of subsidiary                                 (29,202)       (47,731)
     Stock issued for compensation                       308,523              -
     Amortization of deferred financing costs             52,470              -
     Change in, net of effects of USCG acquisition:
        Accounts receivable - trade                     (373,562)      (628,430)
        Accounts receivable - other                       21,453        (12,733)
        Inventory                                     (1,045,849)      (596,202)
        Prepaid expenses and other                       118,364       (130,408)
        Other assets                                      52,711          2,138
        Trade accounts payable                         1,061,772        200,697
        Accrued liabilities                               84,595        526,807
        Dividends payable                                (28,432)        14,973
        Deferred service liability                       262,919              -
                                                     -----------    -----------
Net cash used by operating activities                 (1,833,921)    (1,627,283)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                  (177,939)      (160,119)
   Cash paid for acquired subsidiary,
    net of cash in subsidiary                           (188,613)             -
   Advances on notes receivable                                -       (320,000)
   Payments received on note receivable
    to shareholder                                        99,460         36,388
   Maturity of certificates of deposit                         -        464,336
   Net sale (purchase) of marketable securities           71,439        691,265
   Deposit on future acquisition                               -       (500,000)
                                                     -----------    -----------
Net cash provided (used) by investing activities        (195,653)       211,870
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on bank line of credit                   752,591        425,000
   Payments on loans from other banks                   (178,072)      (347,772)
   Advances on loans from affiliates                     411,000       (245,000)
   Proceeds from stockholder loans                        75,000              -
   Payments on redeemed preferred stock of USCG         (212,989)             -
   Net proceeds on sale of common and
    preferred shares                                     662,500      3,340,500
   Dividends paid in cash                                      -       (100,684)
                                                      ----------     ----------
Net cash provided by financing activities              1,510,030      3,072,044
                                                      ----------     ----------
                                  - Continued -

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     Years ended December 31, 1998 and 1997



                                                         1998            1997
                                                     -----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          $(519,544)     $1,656,631

Cash and cash equivalents at beginning
 of year                                               1,918,604         261,973
                                                     -----------      ----------

Cash and cash equivalents at end of year              $1,399,060      $1,918,604
                                                     ===========      ==========

SUPPLEMENTAL DISCLOSURES OF
   INTEREST AND INCOME TAXES PAID

        Interest paid on borrowings
         (including $623,669
         related to line of credit in 1998)            $ 680,110         $30,072
                                                     ===========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES

   Preferred stock conversions
    into common stock                                   $142,446         $45,066
                                                     ===========      ==========

   Issuance of common stock for
    settlement of note payable                          $100,000      $        -
                                                     ===========      ==========

   Dividends paid through issuance
    of common stock                                      $82,334      $        -
                                                     ===========      ==========


   Receivable from shareholder                           $25,000      $        -
                                                     ===========      ==========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. On January 31, 1992, TEI acquired 100% of the outstanding common stock of Computer Components Corporation ("CCC"). In February, 1996, TEI filed a Form SB-2 Registration Statement and completed a public offering. In June 1996, TEI acquired all of the outstanding common shares of Vary Brite Technologies, Inc. ("VBT"). In October 1996, TEI incorporated Universal Battery Corporation ("UBC") as a 67% owned subsidiary. On March 19, 1998, TEI acquired 51% of the common stock of U.S. Computer Group ("USCG"). The acquisition was accounted for as a purchase and accordingly the consolidated statement of operations includes the operations of USCG from the acquisition date. As further discussed in Note U, on February 25, 1999, Telstar Entertainment contributed additional capital to USCG through the purchase of additional shares resulting in Telstar becoming the largest shareholder of USCG. Accordingly, subsequent to that date, USCG will be accounted for under the equity method in the consolidated financial statements of TEI.

Through its subsidiaries, CCC, VBT and UBC, the Company stocks and sells electronic components. A significant portion of the Company's business is involved in the stocking and sale of batteries. Within the battery sales activity there is significant value added to the batteries in the assembly of batteries into "packs". The Company's electronic components sales are generated by in-house sales staff and sales representatives to customers throughout the United States. Through its subsidiary, USCG, the Company provides maintenance services for midrange equipment manufactured by Digital Equipment Corporation, IBM, Sun Microsystems, Inc. and many leading brand personal computers, the sale of new and used computer equipment, network integration and design services, disaster recovery, business relocation services and internet-based training services. USCG's computer maintenance and sales customers are located primarily in New York, New Jersey and Pennsylvania.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TEI, USCG, CCC, VBT and UBC. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company".

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

Inventories

Inventories consist primarily of electronic components, materials used in the assembly of batteries into "packs" and computer systems and hardware which support the Company's computer maintenance service contracts. All items are stated at the lower of cost or market. Cost related to electronic components and battery packing inventory is determined by the average cost method by specific part. Cost related to inventory used in computer maintenance is determined using the first-in, first-out method. Reserves are established for slow moving items.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization of property and equipment is provided using the straight line method over the estimated useful lives of the assets ranging from three to ten years. Assets held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Depreciation and amortization expense recognized during 1998 and 1997, amounted to $256,406 and $43,387, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment at December 31, 1998 includes $405,259 of assets held under capital leases and accumulated amortization of $254,463.

Contract Rights

Contract rights represent the value assigned to maintenance and servicing contracts acquired in connection with the acquisition of USCG. Contract rights acquired of $5,468,296 are being amortized on a straight-line basis over their estimated average life of 5 years. Amortization of contract rights through December 31, 1998 amounted to $859,947. On an ongoing basis, management reviews the recoverability, the valuation and amortization of contract rights. At December 31, 1998, the valuation of the contract rights was reviewed by applying the same formula used in connection with the appraised valuation to determine the value of the contract rights at the acquisition date.

Deferred Financing Costs

Deferred financing costs are being amortized on a straight-line basis over the original term of the financing agreement of three years. Amortization was $52,470 for the period ended December 31, 1998.

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

Revenue Recognition

Service revenues generated under service maintenance contracts are recognized on a straight-line basis over the contract period, which is in proportion to the costs expected to be incurred in performing services under the contract. Estimated losses on contracts, if any, are charged against earnings in the period in which such losses are identified. Service revenues that are not under contract are recognized as the service is performed. Revenue from hardware sales including computer equipment and electronic components is recognized upon shipment.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of TEI's stock and the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Loss per Share

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires the disclosure of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for 1998 and 1997 as they are antidilutive. Therefore, diluted and primary loss per share is identical. Net loss per share has been increased for dividends on preferred stock totaling $82,334 and $105,838 for 1998 and 1997, respectively.

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

Included in the accompanying consolidated balance sheet are inventories of electronic components and material used in the assembly of battery packs at a carrying value of $1,767,129 at December 31, 1998, net of an estimated reserve for slow moving items of $783,000. Should demand for the electrical components prove to be significantly less than anticipated, the ultimate realizable value of the inventory could be less than the net amount shown in the balance sheet. Included in the accompanying consolidated balance sheet are inventories of computer related components of $1,589,410, net of an estimated reserve of $938,398, which are used in connection with the Company's maintenance agreements. The Company's maintenance contracts include maintenance of older computer systems. Should the Company lose certain contracts and be unable to replace these contracts with other similar business, then the ultimate net realizable value of its inventory could be less than the net amount reflected in the consolidated balance sheet.

Recent Accounting Pronouncements

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Under SFAS 130 changes in net assets of an entity resulting from transactions and other events and circumstances from non-owner sources are reported in a financial statement for the period in which they are recognized. Such other changes were not significant to the Company's net loss.

The Company adopted Statement of Financial Accounting Standards No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires capitalization of certain costs of computer software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998. The Company currently does not incur these types of costs and accordingly does not expect the adoption of this statement to impact its operations and disclosures.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 will be effective for all transactions entered into by the Company subsequent to December 31, 1998. The Company does not currently expect this standard to impact disclosures.

In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Standard
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.


NOTE C - ABILITY TO CONTINUE AS A GOING CONCERN

The Company incurred a net loss of $4,975,911 and $1,299,581 during the years ended December 31, 1998 and 1997, respectively. During the same periods, the

Company used cash in operating activities totaling $1,833,921 and $1,627,283. At December 31, 1998, the Company's total liabilities including minority interest in subsidiary exceed its assets by $3,026,138.

Management believes that the Company has the ability to continue as a going concern. This belief is based on, but not limited to, the following items:

     1. A significant portion of the loss for the year ended December 31, 1998, $2,845,082, resulted from the operations of USCG. A significant portion of the total liabilities, $13,446,703, are liabilities of USCG. As further described at Note U, after the sale of additional USCG common stock to another shareholder, USCG will not be consolidated into TEI. TEI has not guaranteed any of the liabilities of USCG and accordingly will only support the operations of USCG based on its financial ability to do so.

     2. Management expects CCC to generate positive cash flows from operations for the year ended December 31, 1999 as a result of personnel and other expense reductions implemented in late 1998.

     3. Management has decided to cut back on the operations of VBT which have been resulting in losses.

     4. Management may raise additional capital through the issuance of common or preferred stock.

     5. Management is in the process of pursuing an acquisition. Should an acquisition be consummated, management believes this entity would contribute significant cash flows from operations.

NOTE D - ACQUISITION

On March 19, 1998, the Company completed the acquisition of 51% of the issued and outstanding common stock of U.S. Computer Group Inc. ("USCG") (being new stock issued by USCG). The purchase consideration for the interest was $1,000,000 paid in cash. The acquisition has been accounted for as a purchase. Negative equity related to the minority interest shareholders at the date of purchase of $4,293,068 has been recorded as a contra to additional paid-in capital.

The summary of the fair value of assets acquired and liabilities assumed is as follows:
         Current assets                             $   4,131,186
         Fixed assets                                     667,408
         Contract rights                                5,468,296
         Other assets                                     486,113
         Current liabilities                           (5,000,983)
         Long-term liabilities                         (6,777,466)
         Minority interest in preferred stock          (2,267,622)
         Purchased deficit                              4,293,068
                                                    -------------
                                                    $   1,000,000
                                                    =============

Acquisition costs net of cash acquired in USCG amounted to $188,613.

The following unaudited pro forma consolidated results for the years ended December 31, 1998 and 1997 assumes the USCG acquisition occurred as of January 1, 1997:
                                                        Years Ended
                                              ----------------------------
                                              Dec 31, 1998    Dec 31, 1997
                                              ------------    ------------
         Revenues (unaudited)                  $30,005,656     $30,924,089
         Net loss (unaudited)                   (5,731,981)     (5,047,481)
         Loss per share (unaudited)
           (Basic and diluted)                      $(1.43)         $(2.12)





NOTE E - INVENTORIES

Inventories at December 31, 1998 and 1997, consist of the following:

                                                        1998          1997
                                                   ------------   ------------
   Computer components for
     maintenance contracts                         $  2,527,808   $          -
   Electronic components                              2,487,317      2,211,732
   Pack materials                                        62,812         59,902
   Reserve for slow moving inventory                 (1,721,398)      (470,600)
                                                   ------------   ------------
                                                   $  3,356,539   $  1,801,034
                                                   ============   ============

NOTE F - NOTES RECEIVABLE

Notes receivable consists of the following at December 31, 1998 and 1997:

                                                       1998            1997
                                                     --------        --------

   Notes receivable  from a minority  shareholder;
    interest  at  6%,  unpaid   interest   accrues
    monthly  and  adds to  principal.  One note is
    payable in full  ($30,000) in August 1999. The
    second note is payable in monthly  payments of
    $3,500 including  interest  through  February,
    2000.  Secured  by 1,250  shares of TEI common
    stock and all future TEI dividends paid on the
    common  stock,  if any,  are to be  applied to
    principal  and  interest by the Company on the
    debtor's  behalf.  These  notes  are  now  the
    subject of a dispute  and  related  settlement
    (See Note S).                                   $  81,909        $ 77,150



   Note   receivable   from  a   preferred   stock
    shareholder,  due March 31, 1999 and  extended
    month-to-month thereafter, bearing interest at
    10.5%,   interest   payments  due   quarterly,
    secured by other common stock.(a)
                                                      220,000         320,000




   Notes  receivable,  jointly and severally  from
    two minority shareholders with interest at 6%,
    payable  monthly  at  $312.50  plus  interest,
    matures November 2001, unsecured.                  10,781          15,000


                                                     --------        --------
                                                      312,690         412,150
     Less current maturities                         (305,659)       (362,153)
                                                     --------        --------
     Long-term portion                               $  7,031        $ 49,997
                                                     ========        ========

(a) The equity securities held as collateral by the Company for a note receivable at December 31, 1998 are shares of E&GT which is a company related to TEI through common shareholders.


NOTE G - MARKETABLE SECURITIES

At December 31, 1997, the Company had invested a portion of its cash in various equity securities and in various certificates of deposit and treasury securities. These marketable securities are considered available-for-sale securities.

During 1997, the Company received proceeds amounting to $1,261,451 from the sale of securities available for sale. The Company realized losses on these sales totaling $31,667.

For the year ended December 31, 1997, total unrealized gains amounted to $99,828, and are included as a separate component of stockholders equity.

Amortized cost and fair value of the available-for-sale securities at December 31, 1997 are as follows:

                                                        1997
                                     ---------------------------------------
                                     Amortized        Fair        Unrealized
                                       Cost           Value           Gain
                                     -----------    ----------    ----------

  Certificates of deposit             $1,695,287    $1,695,287    $        -
  Equity securities                       71,439        96,063        24,624
                                     -----------    ----------    ----------
                                       1,766,726     1,791,350        24,624
  Amounts classified as
   cash equivalents                   (1,695,287)   (1,695,287)            -
                                     -----------    ----------    ----------
                                      $   71,439    $   96,063    $   24,624
                                     ===========    ==========    ==========

At December 31, 1998 the Company only has cash and cash equivalents. Realized gains on marketable securities during the year ended December 31, 1998 totaled $71,439.


NOTE H - OTHER LIABILITIES

USCG has a "floor plan" credit line agreement with a finance corporation under which $333,975 is due at December 31, 1998. USCG is in default under the terms of the agreement, and has signed a letter agreement agreeing to make nine payments approximating $37,100 starting on January 25, 1999 and ending on September 15, 1999, in order to pay off this amount.

NOTE I - CREDIT FACILITY OBLIGATIONS AND LONG-TERM DEBT

Credit facility obligations at December 31, 1998 and 1997, consist of the following:

                                                     1998              1997
                                                   ---------         --------

   $10,000,000  line  of  credit  with  bank,
   bearing   interest   at  prime   plus  2%,
   maturing September 30, 2001 and secured by
   accounts    receivable,    inventory   and
   equipment   (See  note  below   concerning
   classification as current.)
                                                  $7,362,654         $      -

   $1,000,000   line  of  credit   with  bank
   payable on demand  with  interest at prime
   plus 1/2%,  maturing  June 30,  1999,  and
   secured by accounts receivable, inventory
   and equipment.                                    836,000          425,000
                                                   ---------         --------
                                                   8,198,654          425,000
                                                   ---------         --------

     Less current portion                         (8,198,654)        (425,000)
                                                   ---------         --------
     Long-term portion                            $        -         $      -
                                                   =========         ========


On July 7, 1998, the Company extended its $1,000,000 line of credit with a financial institution to mature on June 30, 1999. The line of credit is payable on demand, bears interest at the prime rate plus .5 percent per year (8.25% at December 31, 1998) and is secured by inventory and equipment of CCC. As of December 31, 1998, $836,000 was outstanding under the line of credit.

On March 18, 1998, USCG amended certain terms of its loan agreement (the "Agreement") with a financial institution. The Agreement provides for a revolving loan with maximum borrowings allowable equal to the lesser of $10,000,000 outstanding at any one time or the sum of 80 percent of the amount of USCG's eligible receivables, as defined in the Agreement, other than maintenance contract receivables, plus 4.25 times the average total monthly computer maintenance contract collections to be calculated on a trailing twelve month moving average, plus a term loan in the principal amount of $500,000 (the "Term Loan"), plus a temporary bridge loan in the principal amount of $500,000 (the "Bridge Loan"). Borrowings under the Agreement are secured by an interest in all of USCG's owned accounts receivable, inventory, equipment, investment property and general intangibles.

Borrowings under the Agreement, excluding the Bridge Loan, bear interest at a rate equal to the prime rate plus 2 percent per year (9.75% at December 31, 1998), and borrowings under the Bridge Loan bear interest at a rate equal to the prime rate plus 3.5 percent per year (11.25% at December 31, 1998), but in no event shall either rate be less than 9 percent per year. The revolving loan matures on September 30, 2001, subject to automatic renewal terms of one year each. As of December 31, 1998, $6,418,654 was outstanding under the revolving loan.

The interest on the Term Loan is payable in equal monthly installments of $14,000, and the principal balance is payable on September 30, 2001. As of December 31, 1998, $444,000 was outstanding under the Term Loan.

The interest on the Bridge Loan is payable monthly with the entire unpaid principal balance, together with accrued and unpaid interest, payable on the earlier of August 31, 2001 or the ultimate maturity date of the revolving loan. As of December 31, 1998, $500,000 was outstanding under the Bridge Loan.

The terms of the Agreement provide for minimum monthly interest charges, an anniversary fee of .5 percent of the maximum dollar amount and a quarterly facility fee of $5,000. USCG may terminate the Agreement at any time by paying an early termination fee. Certain financial and nonfinancial covenants are required to be met. At February 28, 1998, certain covenants were in default; however, on June 11, 1998, the financial institution provided waivers of such covenants through May 31, 1999, in exchange for additional compensation, an increase in the early termination fee, and extension of the Agreement for one year.

The $7,362,654 due under the revolving loan, bridge loan and term loan have been reflected as a current liability in the accompanying consolidated balance sheet because the waiver for noncompliance with certain covenants expires May 31, 1999, and the Company is uncertain as to whether it will be in compliance with all covenants at that point or whether it will be able to obtain an extension of the waiver.

As of December 31, 1998, long-term debt consists of the following:

         Note payable to former employee (a)                   $   49,225
         Capital lease obligations (b)                            167,865
         Automobile loans (c)                                      51,414
                                                               ----------
                                                                  268,504

         Less current installments of long-term debt             (215,300)
                                                               ----------
                                                               $   53,204
                                                               ==========

         (a) The note payable to a former employee bears interest at 8 percent per year, is payable in twenty-four equal monthly installments, including principal and interest, and matures on September 15, 1999. This note had an original balance of $125,000.

         (b) The Company has various capital lease obligations payable in monthly installments through July 2000. The monthly lease payments, including interest, range from $4,427 to $8,017. The capital lease obligations are secured by the related underlying equipment and furniture.

         (c) The Company has various automobile loans with annual interest rates ranging from 9.9 to 11.5 percent payable in monthly installments through February 2001. The monthly loan payments, including interest, range from $324 to $522. The automobile loans are secured by the related automobiles.

Maturities on long-term debt are as follows:

                        Year Ended
                       December 31,
                       ------------
                           1999           $  215,300
                           2000               53,204
                                          ----------
                                          $  268,504
                                          ==========

NOTE J - RELATED PARTY TRANSACTIONS

Lease Agreements

The Company leases its Texas office and warehouse space, approximately 16,000 square feet, from a partnership consisting of members of the family of a significant shareholder. Rent paid to the partnership for the building lease was $67,200 and $63,200 for the years ended December 31, 1998 and 1997, respectively.

At December 31, 1998, future minimum rental commitments for facilities under the non-cancelable operating lease agreement were as follows:

                           1999             $   67,200
                           2000                 67,200
                           2001                 67,200
                                            ----------
                           Total            $  201,600
                                            ==========

In connection with the private sale of common stock in 1997, a fee of $112,000 was paid to an entity controlled by the Company's Chairman of the Board, President and Chief Executive Officer.

NOTE K - MINORITY INTEREST

Minority interest of $2,054,633 represents the minority interest in USCG's series D and series E redeemable preferred stock which remains outstanding at December 31, 1998. The Series E preferred stock arose as a requirement of a shareholder to convert a loan due from USCG to preferred stock prior to the acquisition of 51% of the common stock of USCG by TEI.

USCG's series D preferred stock outstanding of $54,633 are cumulative, non-voting shares that were originally issued in connection with a business acquisition. This amount is being redeemed in accordance with the redemption agreement and expect to be fully redeemed during 1999. Cumulative dividends of 8 percent are paid on the outstanding balance.

In connection with the acquisition of USCG by the Company, USCG also issued 2,000 shares of series E redeemable preferred stock with a par value of $1,000 per share in exchange for debt. Cumulative dividends are payable on the stock annually beginning December 31, 1998, in cash at a rate of 7 percent per share or 12 percent, if paid in additional shares of series E preferred stock. The series E preferred stock is redeemable by the Company at any time. The liquidation preference of the preferred stock is equal to the remaining redemption price of $2,000,000.


NOTE L - STOCKHOLDERS' EQUITY

Class A and Class B preferred stock rank equally and are identical in all respects. The preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 1998 the Company has paid all dividends which have accrued on the Class A and Class B preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. During 1998, 77,446 shares of Class A and all the Class B preferred stock were converted.

During November 1995, through a private placement with certain Selling Security Holders, 1,000,000 warrants were issued at $.10 per share for $100,000. Each warrant represented one common share at an exercise price of $3.50 per share. In addition, in 1996, the Company sold at $0.10 per warrant an additional 600,000 warrants to purchase 600,000 common shares at an exercise price of $3.50 per share for total cash proceeds of $60,000. The Company completed a Form SB-2 Registration Statement ("SB2") in February 1996 to issue 300,000 units, each unit comprising 1 common share and 1 class A preferred share. The offering price was $8.25 per unit resulting in an aggregate offering price of $2,475,000 before underwriting fees and other costs of $465,024 (excluding underwriters'
over-allotment option of 45,000 units). Included in the underwriter's compensation were options to purchase up to 30,000 units and 30,000 warrants, exercisable for a four-year period commencing one year from the date of the Registration Statement at exercise prices of $10.725 per unit and $0.13 per warrant, respectively. In connection with the offering, 300,000 warrants (excluding underwriters' over-allotment option) were also separately offered at $0.10 per warrant exercisable at $3.50 per share. In March 1996, the underwriters purchased the 45,000 over-allotment warrants. The Company received a total of $33,915 from the sale of warrants.

Effective December 12, 1997, the Company adjusted the terms of the warrants outstanding pursuant to the original warrant agreement. The exercise price was reduced from $3.50 to $3.30 per warrant. Each warrant was also adjusted to entitle the holder the purchase of 1.06 shares of the Company's common stock. Total warrants outstanding at December 31, 1998 were 1,949,500. The warrants expire January 26, 2000 and may be redeemed at $0.10 per warrant on 30 days written notice if the average price of the common stock exceeds $5.25 per share for 30 consecutive trading days prior to the notice.

Effective February 12, 1997, the Company sold 1,100,000 shares of common stock and options to acquire 1,000,000 shares of common stock for $1,870,000, (a combined price of $1.70 net to the Company), pursuant to Regulations as promulgated by the Securities and Exchange Commission ("SEC"). The options had an exercise price per share of $2.15. Each option originally expired thirteen months from the date of issuance. As of December 31, 1997, none of the options had been exercised. On March 1, 1998, the Company and the option holders agreed to amend the original option agreement. The amendment adjusted the exercise price to $2.50 per share, and extended the exercise period to March 10, 1999. On February 11, 1999, the Company agreed to extend the exercise period to March 10, 2000 at the same exercise price of $2.50 per share.

Effective December 12, 1997, the Company sold 1,000,000 shares of common stock and options to acquire 1,000,000 shares of common stock for net proceeds of $1,470,500, (a combined price of $1.47 net to the Company), pursuant to Regulations as promulgated by the SEC. The options have an exercise price of $1.75 and expire twelve months from the date of issuance. On November 12, 1998, the Company agreed to extend the exercise period to December 12, 1999 at the same exercise price of $1.75 per share.

On April 8, 1998, the Company commenced a private placement offering of 375,000 shares of common stock at a price of $2 per share. Gross proceeds raised as of December 31, 1998 are $662,500.

During 1998, several employees of the Company agreed to accept shares of the Company's common stock in lieu of cash compensation. Accordingly, the Company issued a total of 551,650 common shares to these employees at the fair value of the stock on the grant date. Total compensation expense of $308,523 related to the issuance of the shares is included in the statement of operations for the year ended December 31, 1998. Additionally during 1998, the Company received a short-term loan from a shareholder and President of the Company to fund general working capital requirements. The shareholder agreed to accept 100,000 shares of the Company's common stock as repayment, valued at the fair value of the stock on the date of issuance.

NOTE M - INCOME TAXES

Deferred tax assets and liabilities at December 31, 1998 and 1997 consist of the following:

                                                    1998               1997
                                                ------------       -----------

  Current deferred tax asset                    $    749,188       $   179,896
  Current deferred tax liability                           -                 -
  Valuation allowance                               (749,188)         (179,896)
                                                ------------       -----------
  Net current deferred tax asset                $          -       $         -
                                                ============       ===========

  Non-current deferred tax asset                $  1,979,549       $   470,385
  Non-current deferred tax liability              (1,741,498)          (27,405)
  Valuation allowance                               (238,051)         (442,980)
                                                ------------       -----------
  Net non-current deferred tax asset            $          -       $         -
                                                ============       ===========


The current deferred tax asset results primarily from the provision for slow moving inventories and doubtful accounts which are not currently deductible for federal income tax purposes. The non-current deferred tax asset results primarily from the net operating loss carryforward. The net operating loss available at December 31, 1998 amounts to $1,979,549 and begins to expire in 2011. A portion of the NOL's are limited subject to section 382. The non-current deferred tax liability arises from the accelerated methods of depreciation of assets for federal income tax purposes including the remaining balance of contract rights established in connection with the acquisition of USCG. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The Company's income tax expense for the years ended December 31, 1998 and 1997 differed from the statutory federal rate of 34 percent as follows:


                                                        1998            1997
                                                     -----------       ---------
Statutory rate applied to loss
   before income taxes                              $(1,691,810)      $(441,858)
Increase (decrease) in income taxes
  resulting from:
   Amounts not deductible for federal
     income tax purposes, and other                       6,877          11,821
   State income taxes, net of federal
     income tax effect                                 (146,509)        (37,493)
   Increase in valuation allowance                      364,363         467,530
   Net liability purchased                            1,467,079               -
                                                    -----------       ---------
Income tax expense                                  $         -       $       -
                                                    ===========       =========

NOTE N - BUSINESS AND CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

Electronic Components

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts and notes receivable.

The Company recognizes revenue upon shipment of goods and billing to a customer and does not maintain any set policy regarding the customer's right of return. Customer requests to return products for refund or credit are handled on an individual basis at the discretion of management. The refunds or credits in 1998 and 1997 were not significant.

In the normal course of business, the Company extends unsecured credit to virtually all of its customers. The Company has a broad base of customers located throughout the United States, which reduces its credit risk. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance. At December 31, 1998, one accounts receivable account comprised approximately 34% of the total trade accounts receivable balance. Through the date of this report, substantially all of this amount had been collected. During the year ended December 31, 1998 no single customer accounted for in excess of 10% of revenues, while for the year ended December 31, 1997 two of the Company's customers accounted for approximately 21% of total sales. Additionally, CCC has certain significant suppliers of its battery products and electronic components. The loss of any of these relationships could have a material adverse effect on the Company.

Cash deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. At December 31, 1998, such uninsured amounts totaled approximately $553,736. To minimize this risk, the Company places its cash and cash equivalents and other short-term investments with high quality financial institutions.


Computer Maintenance and Sales

Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company's customers are dispersed across many industries and are located principally in New York, New Jersey and Pennsylvania. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers, as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts. The Company, as a policy, does not require collateral from its customers.

Cash deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. At December 31, 1998, such uninsured amounts totaled approximately $791,659. To minimize this risk, the Company places its cash and cash equivalents and other short-term investments with high quality financial institutions.

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 1998 the carrying value all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature.

Credit facility obligations and long term debt carrying values approximate fair values based on the borrowing rates currently available to the Company for loans with similar terms.


NOTE P - STOCK OPTION PLANS

Effective July 19, 1995, the Board of Directors, with subsequent approval of the shareholders on August 16, 1995, adopted the Company's Incentive Stock Option Plan ("1995 Plan"). In accordance with the 1995 Plan, 125,000 common shares were reserved and no grants were to be made under the Plan after December 31, 1996. The options were granted at fair market value and are exercisable at 25% on the date of grant, 50% one year later, 75% two years later and 100% three years later and, unless otherwise provided for, may be exercised during a period of ten years from the date of grant. During 1996, 119,000 options were granted under the 1995 Plan.

On July 12, 1996, the Company implemented an Incentive Stock Option Plan ("1997 Plan") in terms of which 250,000 shares of common stock may be issued through December 31, 1999. During 1997, the 1997 Plan was approved by the shareholders of the Company. At December 31, 1997, there were no options outstanding under the 1997 Plan. During 1998, 150,000 options were granted under the 1997 Plan.

On November 18, 1998, the Board of Directors approved the 1998 Incentive Stock Plan ("1998 Plan") in terms of which 250,000 shares of common stock may be issued through May 31, 1999. No options have been issued pursuant to the 1998 Plan.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plans. All options are granted at fair value, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had compensation cost for the Company's stock based compensation Plans been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     Years ended December 31,

                                                      1998            1997
                                                  -----------     -----------
  Net loss attributable to
   common shareholders             As reported    $(5,058,245)    $(1,405,419)
                                   Pro forma      $(5,184,628)    $(1,435,171)
  Net loss per share attributable
   to common shareholders          As reported    $(1.26)         $(0.59)
                                   Pro forma      $(1.30)         $(0.61)


During 1998, USCG issued 375,000 options to Company employees. In accordance with their Plan, 250,000 of these options issued expire in 7 years and vest 20% immediately and 20% per year over the next 4 years. The remaining 125,000 options expire in 7 years and vest 33 1/3% over the next 2 years. The fair value of these options has been included in pro-forma expense amounts disclosed above.

The fair value of each option grant for USCG stock is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998: dividend yield of 0 percent, risk free interest of 6%; and an expected life of 3 years. Because USCG is not a publicly traded company, it is permitted under SFAS 123 to use the "minimum value" method, which excludes the volatility factor from the option-pricing model.

The fair value of each option grant for TEI stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998: dividend yield of 0 percent; expected volatility of 112%; risk free interest rate of 6%; and an expected life of 2 years. No grants occurred in 1997.

A summary of the status of the Company's compensatory stock option plans as of December 31, 1998 and 1997 and changes during the years ended December 31, 1998 and 1997 are as follows:

                                                Weighted
                                                 Average        Range of
                                    Shares   Exercise Price   Exercise Price
                                    ------   --------------  ---------------
Outstanding at December 31, 1996    119,000        1.18      1.00    -  1.75
Granted                                   -           -         -    -     -
Forfeitures                          (1,250)
Outstanding at December 31, 1997    117,750        1.18      1.00    -  1.75
                                    -------
Granted                             150,000        5.00      5.00
Forfeitures                               -         -           -    -     -
                                    --------
Outstanding at December 31, 1998    267,750        3.32      1.00    -  5.00
                                    =======

                                       Options Outstanding                              Options Exercisable
                                       -------------------                              -------------------
                                                   Weighted
                 Range of            Number        Remaining       Weighted Avg.      Number       Weighted Avg.
              Exercise Prices      Outstanding    Contractual     Exercise Price    Exercisable   Exercise Price


1998:         $ 1.00 - $ 5.00       267,750        3.4 years          $ 3.32          111,250         $ 3.25
1997:         $ 1.00 - $ 1.75       117,750        3.2 years          $ 1.18           58,875         $ 1.18






The weighted average remaining contractual life of options outstanding at December 31, 1997 is 4 years.

The weighted average fair value of options granted during 1998 amounted to $172,481.

NOTE Q - SEGMENTS

The Company's service maintenance segment represents operations of the Company's New York subsidiary, which provides computer system maintenance services to customers in New York, New Jersey and Pennsylvania. The electronics sales segment represents the operations of the Company's three Texas subsidiaries, which includes the stocking and sales of electronic components and batteries. These segments were identified based on the different nature of the services, location, and, in general, the type of customers for those services.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                                          Year Ended December 31, 1998
                                       -----------------------------------------------------------------
                                          Service          Electronics
                                        Maintenance           Sales       Adjustment       Consolidated
                                       -------------       -----------    ------------    --------------
Revenue                                $  16,906,496      $  8,006,535    $          -    $   24,913,031
Depreciation and Amortization              1,052,523            62,908             922         1,116,353
Segment profit (loss)                     (2,845,082)         (568,609)     (1,562,220)       (4,975,911)
Segment Assets                             9,363,185         4,668,788         148,621        14,180,594
Capital expenditures by segment               80,338            86,069          11,532           177,939


                                                          Year Ended December 31, 1997
                                       -----------------------------------------------------------------
                                          Service          Electronics
                                        Maintenance           Sales       Adjustment       Consolidated
                                       -------------       -----------    ------------    --------------
Revenue                                $           -      $  6,666,837    $          -    $    6,666,837
Depreciation and Amortization                      -            43,387               -            43,387
Segment profit (loss)                              -          (448,664)       (850,917)       (1,299,581)
Segment Assets                                     -         4,586,692       1,671,230         6,257,922
Capital expenditures by segment                    -           160,119               -           160,119


The adjustments represent depreciation and amortization related to corporate assets, corporate losses, and corporate capital expenditures to reconcile segment balances to consolidated balances. None of the other adjustments are significant.


NOTE R - EMPLOYEE BENEFIT PLAN

USCG has a 401(k) Savings Plan (the "Plan"). Participants in the Plan may contribute up to 15 percent of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Plan provides for matching contributions equal to a percentage of the participants' contributions as determined each year by USCG. In fiscal 1998, USCG did not make any matching contributions.

Certain participants in the Plan hold as an investment in the Plan shares of USCG's common stock. Terminated employees have the option to require USCG to purchase the shares at the most recent fair value of USCG's common stock as determined as a result of an independent valuation. The valuation at December 31, 1997 was $2.13 per share. The valuation for December 31, 1998 has not been completed. During the year ended December 31, 1998 2,244 shares were redeemed by USCG at a redemption value of $4,780, or $2.13 per share. At December 31, 1998 there are no additional outstanding redemptions.


NOTE S - COMMITMENTS AND CONTINGENCIES

Litigation

Various collection actions are pending against USCG. A Creditor's Committee has been formed to facilitate the payoff of USCG's obligations to certain unsecured creditors. The Company has not guaranteed or committed to pay any of the liabilities of USCG.

Additionally, in the normal course of its business, the Company is subject to litigation. Management of the Company, based on discussions with its outside legal counsel, does not believe any claims, individually or in the aggregate, will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Operating Leases

The Company is obligated under various non-cancelable operating leases relating to warehouse, office facilities and certain equipment. The Company received certain lease incentives, including a rent holiday, under its lease agreements for office facilities in its two Manhattan locations. The Company also entered into two sublease agreements for a portion of each of these office facilities and provided certain lease incentives. The net of these incentives and other rent escalation clauses is being amortized over the life of the respective lease terms on a straight-line basis. Minimum future payments on leases having remaining terms in excess of one year as of December 31, 1998 are as follows:

    Years Ending                          TEI, CCC,
    December 31,                         UBC and VBT      USCG        Total
                                         -----------   ----------   ----------
       1999                              $    67,200   $  527,610   $  594,810
       2000                                   67,200      435,142      502,342
       2001                                   67,200      325,857      393,057
       2002                                        -      217,860      217,860
       2003 and thereafter                         -    1,169,458    1,169,458
                                         -----------   ----------   ----------
                                         $   201,600   $2,675,927   $2,877,527
       Less minimum rentals due under
          noncancellable subleases                 -     (417,251)    (417,251)
                                         -----------   ----------   ----------
       Net minimum annual rentals        $   201,600   $2,258,676   $2,460,276
                                         ===========   ==========   ==========

Rent expense for the years ended December 31, 1998 and 1997 amounted to approximately $737,000, net of approximately $142,000 in sublease income, and $95,000, including rent paid to a related party of approximately $67,200 and $63,200, respectively. (Note J.)

Employment Agreements

The Company has entered into employment agreements with several key employees. The agreements generally provide for an annual base salary, incentive compensation and termination provisions. The minimum commitments under the agreements are set forth in the following table:

              Year Ending
              December 31,      Commitments
              -----------       -----------
                1999              283,000
                2000              283,000
                2001              137,167
                2002              108,000
                2003               13,500

Other
-----

During 1997, the Company entered into an employment agreement with a key employee which provided for minimum compensation of $70,000 for the year ending December 31, 1998 and rising gradually to 100,000 through the year ended
December 31, 2001. Under the employment agreement, in the event that the employee is terminated without cause, he will be entitled to receive the amount remaining unpaid for the full term of the agreement, plus an amount equal to twice that sum. As of December 31, 1998, the employee is no longer employed by the Company. The reasons for dismissal are currently in dispute, and as a result, an arbitration notice has been filed. The outcome of the proceeding is undetermined at this time and the Company is unable to estimate the financial outcome of this proceeding.

In a prior year, the Company loaned this employee $105,000, bearing interest at 6 percent, and requiring payments of $3,500 per month. As of December 31, 1998, a balance of 81,909 is still outstanding and is included in notes receivable on the accompanying balance sheet. The amount due the Company is to be settled in conjunction with the arbitration proceedings.

Additionally during 1997, the Company entered into an employment agreement with another key employee which provided for minimum compensation of $80,000 for the year ended December 31, 1998 and rising gradually to $120,000 through the year ended December 31, 2001. Effective December 31, 1998, the Company signed a Separation Agreement with the employee which terminated the 1997 employment agreement. The new agreement calls for 84 consecutive monthly payments to the employee of $3,500 beginning January 1999 with final payment to be made December 2005.

In January 1999, a key employee of USCG left the Company. Settlement of this employee's employment contract is currently in negotiations, and at this time management is unable to estimate the amount to be paid, if any.

NOTE T - YEAR 2000

TEI, CCC, UBC and VBT have completed an assessment of the impact of year 2000 issues on their internal systems, and have upgraded their computer hardware and software to be year 2000 compliant. Management believes that the cost for any additional modifications or replacements will be immaterial, and will be completed by the fourth quarter of 1999. Management is also aware that, due to its dependence on its suppliers, should suppliers and manufacturers be unsuccessful in their own year 2000 compliance efforts, this may have a material adverse effect on the Company should arrangements with alternate sources not be available.

USCG has completed a preliminary analysis of the impact of Year 2000 issues on its internal systems, and has determined that software in older systems as well as various accounting and other systems will require updates and enhancements. The most significant of these relates to the upgrade of USCG's accounting software package, which is scheduled to be in use by the fourth quarter of 1999. Should this deadline not be met, accounting functions may be temporarily duplicated in an off the shelf accounting package or managed manually.

Should USCG encounter setbacks in its established timeline, the Company will allocate the appropriate personnel and any other necessary resources to resolve the year 2000 issues in a time conscious manner. USCG believes that the likelihood of a material adverse impact to the Company as a result of internal year 2000 problems is remote. While USCG believes that it will complete the necessary software upgrades and modifications of systems prior to the year 2000, competition for goods and services relating to such modifications may cause delays in implementation. The estimated cost to remediate all of USCG's year 2000 issues is estimated at $400,000. USCG has initiated communications with all of its significant suppliers and customers to determine the extent to which USCG is vulnerable should those third parties experience failure. The Company is aware that extended difficulties by large vendors or customers may have a significant impact, however it is unable at this time to evaluate the extent of such an impact, should it occur.

NOTE U - SUBSEQUENT EVENTS

On February 25, 1999, Telstar Entertainment, the second largest shareholder of USCG, contributed additional capital to USCG through the purchase of additional shares. As a result of this transaction, Telstar became the largest shareholder of USCG. Therefore, effective January 25, 1999, the Company will no longer consolidate the financial results of USCG in its consolidated financial statements, and will use the equity method to account for its interest going forward.

The proforma summary consolidated balance sheet as of December 31, 1998 excluding USCG balances is as follows:

                  Current assets             $   4,470,365
                  Fixed assets, net                339,555
                  Other assets                       7,489
                  Current liabilities           (1,705,396)
                  Stockholders' equity           3,112,013



NOTE V - ADDITIONAL SUBSEQUENT EVENT

On April 7, 1999, the Company was informed by Nasdaq that its securities will be delisted effective April 7, 1999, for failure to file a timely annual report on Form 10-KSB. The Company believes that it meets or exceeds all requirements for continued listing on the Nasdaq Stock Market. The Company timely filed Form 12b-25 extension and expects to file its Form 10-KSB with the Securities Exchange Commission by April 15, 1999. The Company has appealed the decision. The Company is currently trading on OTC Bulletin Board, on The Nasdaq Stock Market.

                                   Signatures

           In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Date: April 15, 1999


                                    TECH ELECTRO INDUSTRIES, INC.



                                    By:      _________________________
                                             William Kim Wah Tan
                                             President and CEO



           Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


  Signature                      Capacity                            Date





__________________________     Director, Chairman of the Board,    April___,1999
William Kim Wah Tan            President and Chief Executive
                               Officer (principal executive officer)


__________________________     Director                            April___,1999
Kim Yeow Tan



__________________________     Executive Vice President            April___,1999
Steven Scott                   and Director


__________________________     Vice President and Director         April___,1999
Ian Edmonds


__________________________     Director                            April___,1999
Sadasuke Gomi


__________________________     Interim Chief Financial Officer     April___,1999
Donna Gilbert

                                     Exhibit
                             Subsidiaries of Issuer


Computer Components Corporation, wholly-owned by Tech Electro Industries, Inc.

Very Brite Technologies, Inc., wholly-owned by Computer Components Corporation

Universal Battery Corporation, wholly-owned by Tech Electro Industries, Inc.

USCG, 51% owned by Tech Electro Industries, Inc. until February 25, 1999 when Telstar became the largest shareholder after purchasing additional shares in USCG. TEI now owns approximately 42% of USCG.

                                     Exhibit

                             Financial Data Schedule













































Tech Electro Industries, Inc.
Financial Statements Data - Form 10KSB