Form 10QSB
period 1999-03-31
TECH ELECTRO INDUSTRIES INC/TX
filed 1999-05-19
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  1999

     [ ]  TRANSITIONAL  REPORT  UNDER  SECTION  13  OR  15(d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934 (No Fee Required)

                          Commission File No.  0-27210


                          Tech Electro Industries, Inc.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Texas                            75-2408297
-----------------------------------     ------------------------
(State  or  other  jurisdiction  of        (I.R.S  Employer
 incorporation  of  organization)         Identification  No.)

            477 Madison Avenue, 24th Floor, New York, New York 10022
  -----------------------------------------------------------------------------
                      Address of principal executive office


                                 (212) 583-0900
                       ----------------------------------
                            Issuer's telephone number

Check  whether  the  issuer  has (1) filed all reports required by Section 12 or
15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


As  of  March  31,  1999,  4,928,209  shares  of  Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                           INDEX


Item                                                     Page
Part I - Financial Statements

Item 1 - Financial Statements (unaudited)

     Consolidated Balance Sheets at March 31, 1999 and
     December 31, 1998. . . . . . . . . . . . . . . . .     3

     Consolidated Statements of Operations for
     the Periods Ended March 31, 1999 and 1998. . . . .     5

     Consolidated Statements of Cash Flows for the
     Periods Ended March 31, 1999 and 1998. . . . . . .     6

     Notes to Consolidated Financial Statements . . . .     7

Item 2 - Management's Discussions and Analysis
           of and Plan of Operations. . . . . . . . . .    12

Part II - Other Information

     Item 1 - Legal Proceedings . . . . . . . . . . . .    17

     Item 2 - Changes in Securities . . . . . . . . . .    17

     Item 3 - Defaults Upon Senior Securities . . . . .    17

     Item 4 - Submission of Matters to a
              Vote of Securities Holders. . . . . . . .    17

     Item 5 - Other Information . . . . . . . . . . . .    17

     Item 6 - Exhibits and Reports on Form 8-K. . . . .    17

Signatures. . . . . . . . . . . . . . . . . . . . . . .    18

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

                 Tech Electro Industries, Inc., and Subsidiaries
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------



                                                  (Unaudited)
                                                 Mar 31, 1999     Dec 31, 1998
                                               -----------------  -------------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . .  $         454,092  $   1,399,060
Accounts and notes receivable
Trade, net of allowance for doubtful accounts
of $28,600 and $305,077 respectively. . . . .            990,632      2,879,528
Notes . . . . . . . . . . . . . . . . . . . .            263,289        305,659
Related party . . . . . . . . . . . . . . . .            222,344              -
Other . . . . . . . . . . . . . . . . . . . .             16,837         13,489
Inventories, net. . . . . . . . . . . . . . .          1,385,588      3,356,539
Prepaid expenses and other. . . . . . . . . .            122,914        331,893
                                               -----------------  -------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . .          3,455,696      8,286,168
                                               -----------------  -------------

NET PROPERTY AND EQUIPMENT. . . . . . . . . .            315,273        897,824
                                               -----------------  -------------

OTHER ASSETS
Notes receivable. . . . . . . . . . . . . . .              9,844          7,031
Contract rights, net. . . . . . . . . . . . .                  -      4,608,349
Deferred financing costs. . . . . . . . . . .                  -        199,193
Other . . . . . . . . . . . . . . . . . . . .              6,827        182,029
                                               -----------------  -------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . .             16,671      4,996,602
                                               -----------------  -------------
TOTAL ASSETS. . . . . . . . . . . . . . . . .  $       3,787,640  $  14,180,594
                                               =================  =============


                 See Notes to Consolidated Financial Statements

                     Tech Electro Industries, Inc., and Subsidiaries
                                Consolidated Balance Sheets

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------


                                                           (Unaudited)
                                                          Mar 31, 1999      Dec 31, 1998
                                                        -----------------  --------------
CURRENT LIABILITIES:
Current portion of credit facility obligations . . . .  $        300,000   $   8,198,654
Current portion of long-term debt. . . . . . . . . . .                 -         215,300
Accounts payable-trade . . . . . . . . . . . . . . . .           467,627       3,349,682
Accrued liabilities. . . . . . . . . . . . . . . . . .           100,797       1,354,335
Deferred service liability . . . . . . . . . . . . . .                 -       1,646,949
Other liabilities. . . . . . . . . . . . . . . . . . .                 -         333,975
                                                        -----------------  --------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .           868,424      15,098,895

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .                 -          53,204
                                                        -----------------  --------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .           868,424      15,152,099

MINORITY INTEREST IN SUBSIDIARY. . . . . . . . . . . .                 -       2,054,633

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value;. . . . . . . . . . .           121,588         177,488
  1,000,000 shares authorized, 121,588 and 177,488
  Class A issued and outstanding in 1999 and 1998,
  respectively; liquidation preference of $638,337 and
  931,812 in 1999 and 1998 respectively
Common stock, $.01 par value;. . . . . . . . . . . . .            49,282          47,992
  10,000,000 shares authorized, 4,928,209 and 4,799,177
  shares issued and outstanding during 1999 and 1998;
  respectively
Additional paid-in capital . . . . . . . . . . . . . .        10,888,495       3,165,843
Receivable from shareholder. . . . . . . . . . . . . .                 -         (25,000)
Accumulated Deficit. . . . . . . . . . . . . . . . . .        (8,140,149)     (6,392,461)
                                                        -----------------  --------------
 Total stockholders' equity. . . . . . . . . . . . . .         2,919,216      (3,026,138)
                                                        -----------------  --------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . .  $      3,787,640   $  14,180,594
                                                        =================  ==============


                 See Notes to Consolidated Financial Statements

                          Tech Electro Industries, Inc., and Subsidiaries
                                Consolidated Statements of Operations
                        For the Three Months Ended March 31, 1999 and 1998
                                             (Unaudited)
                                                         Three Months Ended
                                                         ------------------
                                                      1999                 1998
                                                ------------------  ------------------
REVENUES
Sales                                           $       2,442,950   $       1,996,589
Service revenue                                         2,775,147                   -
                                                ------------------  ------------------
                                                        5,218,097           1,996,589
COST OF REVENUES
Cost of goods sold                                      2,448,011           1,340,421
Direct servicing expense                                1,586,638                   -
                                                ------------------  ------------------
                                                        4,034,649           1,340,421
                                                ------------------  ------------------
Gross profit                                            1,183,448             656,168

OPERATING EXPENSES
Selling, general and administrative expenses            2,606,852             756,086
Provision for slow moving inventory                       185,430              15,116
                                                ------------------  ------------------
                                                        2,792,282             771,202
                                                ------------------  ------------------
Loss from operations                                   (1,608,834)           (115,034)

Other income (expense):
Interest income                                            13,696              25,424
Interest expense                                         (132,397)             (6,639)
Loss on sale of fixed assets                               (2,170)                  -
                                                ------------------  ------------------
Total other income (expense)                             (120,871)             18,785

Minority share of subsidiary loss                               -              16,463
                                                ------------------  ------------------
Loss before provision for taxes                        (1,729,705)            (79,786)

Income tax expense                                              -                   -
                                                ------------------  ------------------
NET LOSS                                         $      (1,729,705)  $        (79,786)
                                                ==================  ==================
Loss attributable to
common stockholders                              $      (1,747,688)  $       (110,980)
                                                ==================  ==================
Basic and diluted net loss per share
attributable to common shareholders              $           (0.37)  $          (0.03)
                                                ==================  ==================
Number of weighted average shares of
common stock outstanding (basic and diluted)             4,808,415          3,638,292
                                                ==================  ==================

                 See Notes to Consolidated Financial Statements

                          Tech Electro Industries, Inc. and Subsidiaries
                              Consolidated Statements of Cash Flows
                         For The Three Months Ended March 31, 1999 and 1998
                                           (unaudited)
                                                                   Mar 31, 1999      Mar 31,1998
                                                                 -----------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                                    $     (1,729,705)  $    (79,786)
     Adjustments to reconcile net loss to
       cash provided (used) by operations:
          Compensation expense                                             18,496              -
          Depreciation and amortization adjustment                        218,353         14,076
          Provision for slow moving inventory                             185,430         15,116
          Bad debt reserve                                                160,600              -
          Loss on sale of fixed assets                                      2,170              -
          Amortization of deferred financing costs                         18,494              -
          Minority interest share of subsidiary                                 -        (16,463)
     Changes in operating assets and liabilities, net of effects of assets and liabilities resulting from the de-consolidation of USCG:
          Accounts receivable-trade                                       326,400         31,891
          Other receivables                                                (3,348)        (9,727)
          Inventory                                                       296,264         90,815
          Prepaid expenses and other                                      (21,535)       (63,088)
          Other assets                                                     15,694              -
          Accounts payable                                                 43,824         30,686
          Accrued liabilities                                             980,757       (511,213)
          Deferred service liability                                     (199,163)             -
                                                                 -----------------  -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          312,731       (497,693)

CASH FLOWS FROM INVESTING ACTIVITIES
          Additions to property and equipment                             (17,501)       (10,280)
          Sale of property and equipment                                   21,512              -
          Payments on note receivable                                      39,557          9,442
          Purchase of marketable securities                                     -        (57,361)
          Advance to related party                                       (222,344)             -
          Business acquisition, net of cash acquired                            -       (415,127)
          Cash in de-consolidated subsidiary                             (316,262)             -
                                                                 -----------------  -------------
NET CASH USED BY INVESTING ACTIVITIES                                    (495,038)      (473,326)

CASH FLOWS FROM FINANCING ACTIVITIES
          Credit facility obligations                                    (750,827)             -
          Repayment of short-term debt                                    (36,834)      (250,000)
          Proceeds from sale of preferred stock,
          common stock and warrants                                             -        474,030
          Dividends paid                                                        -          5,462
          Shareholder receivable                                           25,000              -
                                                                 -----------------  -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (762,661)       229,492
                                                                 -----------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (944,968)      (741,527)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             1,399,060      1,918,754
                                                                 -----------------  -------------
CASH AND EQUIVALENTS AT END OF PERIOD                            $        454,092   $  1,177,227
                                                                 =================  =============

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

On October 29, 1996, TEI incorporated Universal Battery Corporation (UBC) as a 67% owned subsidiary.

Effective February 10, 1997, pursuant to Regulation S as promulgated by the Securities and Exchange Commission, TEI sold 1,100,000 shares of its common stock and options to acquire 1,000,000 shares of common stock for $1,870,000, for a combined price of $1.70 net to the Company. The options were issued with an exercise price of $2.15 per share and expire thirteen months from the date of issuance. In February 1998 the terms on the options were extended to March 1999 and the exercise price was increased to $2.50 per share. In February 1999, the Company agreed to extend the exercise period to March 2000 at the same exercise price of $2.50 per share.

In March 1998, the Company completed the acquisition of 51% of the issued and outstanding common stock of U.S. Computer Group, Inc. ("USCG"). The purchase consideration for the interest was $1,000,000 paid in cash. The acquisition was accounted for as a purchase, and USCG's results of operations have been included in the Company's consolidated operations from acquisition through February 25, 1999.

On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of U.S. Computer Group, Inc. ("USCG"), agreed to contribute additional capital to USCG through the purchase of additional shares as well as advances under a loan agreement. The purchase was consummated on March 12, 1999 making Telstar the largest shareholder of USCG. Effective February 25, 1999 the Company ceased reporting USCG's financial results in its consolidated financial statements, and began using the equity method to account for its 43.04% minority interest in the subsidiary going forward.

NOTE  C  -  DE-CONSOLIDATION  OF  USCG

Through February 25, 1999, the consolidated losses of USCG exceeded the Company's investment in USCG by approximately $3.34 million, therefore, the Company suspended the equity method of accounting for its investment in USCG, and no additional losses have been charged to operations. In addition, the de-consolidation of USCG resulted in a net credit to additional paid-in capital of $7,631,563.

Following is an unaudited summary of financial position and results of operations of USCG:

                                       (unaudited)       (unaudited)
                                      March 31, 1999    March 31, 1998
                                     ----------------  ----------------
Current assets                       $     3,401,359   $     4,409,761
Property, plant and equipment (net)          521,470           673,608
Other assets (net)                           712,010         1,018,456
                                     ----------------  ----------------

     Total assets                          4,634,839         6,101,825

Current liabilities                        7,282,002         4,673,242
Long-term debt                             7,058,592         7,271,747
Deferred credits                             (14,588)           49,593
                                     ----------------  ----------------
     Total liabilities                    14,326,006        11,994,582

Stockholders' equity                      (9,691,167)       (5,892,757)

                                              Three Months Ended
                                              ------------------
                                       (unaudited)       (unaudited)
                                      March 31, 1999    March 31, 1998
                                     ----------------   ---------------

Revenue                              $     4,705,165     $   5,791,630
Gross profit                                 916,856           674,365

Net loss                                  (1,409,361)         (802,793)

The following unaudited pro forma consolidated results for the three month periods ended March 31, 1999 and 1998 assumes the de-consolidation of USCG occurred as of January 1, 1998:

                                       Period  Ended
                            ----------------------------------
                             March 31, 1999    March 31, 1998
                            ----------------  ----------------
Revenues (unaudited)        $     2,030,436   $     1,996,589
Net loss (unaudited)               (236,293)          (79,786)
Loss per share (unaudited)
(Basic and diluted)         $          (.06)  $          (.03)

NOTE  D  -  DIVIDENDS

Dividends were declared on March 8, 1999 for Class A Preferred Stock at $0.0975 per share. This dividend was paid in the form of common stock at the rate of
 .056 shares of common for each share of preferred. The dividend was payable on March 31, 1999 to stockholders of record at the close of business of February 28, 1999. In addition, dividends paid during the quarters ended March 31, 1999 and 1998 were $17,983 and $28,432 respectively. No dividends were payable at March 31, 1999.

NOTE  E  -  INVENTORIES

Inventories  consist  of  the  following  at  March  31,  1999:

Computer parts, electronic components and
   packing materials                       $2,231,059
Less valuation reserves                       845,471
                                           ----------
                                           $1,385,588
                                           ==========

NOTE  F  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following  at  March  31,  1999:

Machinery and equipment                       $468,126
Leasehold improvements                          40,560
Furniture and fixtures                         192,187
Automobiles                                     14,262
                                              --------
                                               715,135
Less accumulated depreciation & amortization   399,862
                                              --------
                                              $315,273
                                              ========

NOTE  G  -  CREDIT  LINE

The Company's $1,000,000 line of credit is payable on demand with interest at prime plus one half percent, maturing June 30, 1999 and secured by accounts receivable, inventory, machinery and equipment and a $250,000 certificate of deposit. At March 31, 1999 and 1998 the outstanding balance was $300,000 and $175,000 respectively.

The Company has been informed by its lender that it is in violation of certain covenants in the line of credit agreement relating to the use of funds. As a result, the Company is not able to be advanced funds above the $300,000 currently outstanding. The Company is currently seeking alternative sources of capital.

NOTE  H  -  LOSS  PER  SHARE

The Company adopted SFAS NO. 128, "Earnings Per Share", in 1997, which, requires the disclosure of basic and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for 1999 and 1998 as they are antidilutive. Therefore, diluted and basic loss per share is identical. Net loss per share for the three months ended March 31, 1999 and 1998 has been increased for dividends on preferred stock totaling $17,983 and $28,432 respectively. There were no accrued dividends as of March 31, 1999.

NOTE  I  -  WARRANTS  AND  STOCK  OPTIONS

During February 1997, in connection with common stock issued for cash, the Company entered into an agreement which called for the reorganization of its subsidiaries. At March 31, 1999, 1,945,000 warrants subject to the agreement were outstanding with an exercise price of $3.30 per warrant. The warrants expire on January 26, 2000. In addition, at March 31, 1999, 1,000,000 options subject to the agreement were outstanding. The options have an exercise price of $2.50 per share and will expire on March 10, 2000. In December 1997, the Company issued an additional 1,000,000 options to purchase common stock at $1.75 per share. These options are not subject to the reorganization agreement.

NOTE  J  -  RELATED  PARTIES

On January 12, 1999, Tech Electro Industires, Inc. agreed to loan USCG $222,344 for working capital requirements. The loan bears interest at 8% per annum and matures March 12, 2000, with annual options to extend for one year each through March 12, 2004. The loan was unanimously approved by the Company's board of directors.

NOTE K - CONTINGENCIES

In March of 1999, Martin Frank, a former executive of CCC, requested arbitration in Texas against CCC and TEI claiming damages for breach of contract. In relation to this matter, the Company is vigorously defending itself and considers the case without merit. At this time the Company cannot predict the outcome of this matter, which may have an adverse effect on the Company.

NOTE L - SUBSEQUENT EVENT

          On April 7, 1999, the Company was informed by Nasdaq that its securities were de-listed effective April 7, 1999, for failure to file a timely annual report on Form 10-KSB. The Company believes that it meets or exceeds all requirements for continued listing on the Nasdaq Stock Market. The Company timely filed a Form 12b-25 extension and filed its Form 10-KSB with the Securities Exchange Commission on April 15, 1999. The Company has appealed the decision. The Company is currently trading on the OTC Bulletin Board of the Nasdaq Stock Market.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company and information relating to Year 2000 matters, described below. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

RECENT  DEVELOPMENTS

The results of operations for the three months ended March 31, 1999 includes two months of USCG operations, while the comparative period of 1998 includes no operations of USCG.

On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, agreed to contribute additional capital to USCG through the purchase of additional shares as well as advances under a loan agreement. The purchase was consummated on March 12, 1999 making Telstar the largest shareholder of USCG. Effective February 25,1999, the Company will cease reporting USCG's financial results in its consolidated financial statements, and use the equity method to account for its minority interest in the subsidiary.

On April 7, 1999, the Company was informed by NASDAQ that its securities will be de-listed effective April 7, 1999, for failure to file a timely annual report on Form 10-KSB. The Company believes that it meets or exceeds all requirements for continued listing on the NASDAQ Stock Market. The Company has appealed the decision. The Company is currently trading on the OTC Bulletin Board, on The NASDAQ Stock Market. The Company cannot predict what impact, if any, this action will have on the Company or trading in the Company's Securities.

RESULTS  OF  OPERATIONS

Currently, the Company's operations are conducted through its subsidiaries, Computer Components Corporation ("CCC"), Very Brite Technologies ("VBT"), Universal Battery Corporation ("UBC"), and US Computer Group, Inc. ("USCG").

The financial results of the Company for the three month period ended March 31, 1999 were significantly impacted by USCG. Effective February 25, 1999, the Company ceased reporting USCG's financial results in its consolidated financial statements, and began using the equity method to account for its minority interest in the subsidiary going forward. For the three month period ended
March  31,  1999,  USCG  contributed  losses  of  $1,493,412.

Through February 25, 1999, the consolidated losses of USCG exceeded the Company's investment in USCG by approximately $3.34 million, therefore, the Company suspended the equity method of accounting for its investment in USCG, and no additional losses have been charged to operations.

REVENUES

For the three month period ended March 31, 1999, the Company had revenues, comprised of sales and service revenues, of $5,218,097, an increase of $3,221,508 (161.35%) from sales of $1,996,589 for the three month period ended March 31, 1998.

USCG contributed 161.27%, $3,187,661, in sales and service revenues for the first quarter of 1999. Excluding revenues from USCG, the Company's other subsidiaries ,CCC, UBC and VBT recorded sales of $2,030,436 for the three month period ended March 31, 1999, compared to $1,996,589 for the same period ended March 31, 1998, an increase of $33,847 (1.7%).

CCC had revenues of $819,006 for the three months ended March 31, 1999 compared to revenues of $1,295,316 during the same period ended March 31, 1998, a decrease of $476,310 (36.77%). The decrease is directly related to the loss of Sunbeam who moved operations overseas.

Sales revenues at UBC increased dramatically due to management's decision to focus sales efforts on battery and battery related products. During the period ended March 31, 1999 UBC began selling several new products including the Exide Corporation's line of sealed lead acid batteries. Revenues increased $468,795 (71.31%) to $1,126,200 for the first quarter of 1999, compared to revenues of $657,405 for the same period in 1998.

VBT reported revenues for the quarter ended March 31, 1999 of $85,230 compared to $43,867 for the same period in 1998, an increase of 41,363 (94.29%).

COST  OF  REVENUES

The cost of revenues rose to $4,034,649 in first quarter of 1999, from $1,340,421 in the same period during 1998, an increase of $2,694,228 (201%). The increase in cost of revenues can be attributed to the consolidation of the operations of USCG and its subsidiaries, which contributed costs of revenues of $2,496,030 for the first quarter of 1999, with no contribution in the same period in 1998. Excluding USCG's costs of revenues, cost of goods sold was $1,538,619 in the first quarter of 1999, compared to $1,340,421, or an increase of $198,198 (14.79%) from the first quarter of 1998.

Increased sales at UBC resulted in an increase in cost of revenues during the period ended March 31, 1999. UBC's cost of revenues increased $384,276 (72.97%) to $910,906 for the first quarter of 1999, compared to cost of revenues of $526,630 for the same period in 1998.

Cost of revenues for the Company, as a percentage of revenues rose to 77.32% in the first quarter of 1999 from 67.14% in the first quarter of 1998. This increase is attributable to the consolidation of USCG through February 25, 1999 and increased costs of goods sold at CCC.

GROSS  PROFIT

The Company recorded a gross profit of $1,183,448 for the three months ended March 31, 1999 compared to $656,168 during the first quarter of 1998, an increase of $527,280 (80.36%).

Of the $1,183,448 in gross profit, CCC and subsidiaries contributed $491,817 compared to $656,168 during the similar period in 1998, a decrease of $164,351 (25.05%). USCG and subsidiaries contributed $691,631 during the first quarter of 1999 with no contribution made during the same period in 1998.

Gross profit as a percentage of revenues for CCC and its subsidiaries decreased to 24.22% for the three months ended March 31, 1999, compared to 32.86% for the same period in 1998. The decreasing gross profit margin of CCC is largely attributable to management's decision to focus sales efforts on battery and battery-related products, which produce a lower profit margin than component sales.

OPERATING  EXPENSES

The Company's operating expenses, consisting of selling, general and administrative expenses and a provision for slow moving inventory, increased to $2,792,282 for the three month period ended March 31, 1999 from $771,202 for the same period in 1998, (355.59%). Selling, general and administrative expenses on a standalone basis dramatically increased to $2,606,852 from $756,086 (344.78%). This increase was due primarily to costs associated with operations of USCG and its subsidiaries, which contributed selling, general and administrative expenses of $1,944,840 for the first quarter of 1999, with no contribution in the same period in 1998. Excluding the selling, general and administrative expenses of USCG, TEI, CCC and subsidiaries contributed $662,012 in selling, general and administrative expenses in the first quarter of 1999, compared to $756,086,a decrease of $94,074 (12.44%). Selling, general and administrative expenses decreased at CCC because of management initiating cost reduction programs through the fourth quarter of 1998. As a result CCC and its subsidiaries are showing a profit for the first quarter of 1999, (that is, excluding expenses at the Tech Electro Industries, Inc. level.)

INVENTORY

Inventory allowance has been increased to provide reserves for obsolescence of computer component parts. The Company continually reviews its inventory allowance procedures and policies and will make adjustments as necessary. During the period ended March 31, 1999, the Company set aside $185,430 as a reserve for inventory allowance, compared to $15,116 in the same period in 1998.

PURCHASE  ORDER  BACKLOG

As of March 31, 1999, CCC and subsidiaries' purchase order backlog was approximately $2,636,411, compared to $1,155,000 during the same period in 1998, an increase of $1,481,411 (128.26%). Generally, the purchase order backlog represents orders received from customers but not shipped, typically at the request of the customer. The Company monitors its purchase order backlog to help analyze sales trends and to gauge future sales potential.

INTEREST  EXPENSE

The Company incurred $132,397 in interest expense during the three months ended March 31, 1999, compared to $6,639 during the same period in 1998, an increase of $125,758 (1,894.23%). The significant increase in interest expense is attributable to USCG and its subsidiaries, which incurred $122,526 in interest expense during the first quarter of 1999 with no contribution during the same period in 1998.

LIQUIDITY

As of March 31, 1999 the Company had cash and cash equivalents of $454,092. By comparison, on December 31, 1998 the Company had $1,399,060 in cash and cash equivalents. The change in the Company's position in cash and cash equivalents reflects the liquidation of certificates of deposits to fund the cash needs of CCC, UBC, VBT and the Company.

The Company provided cash from operations of $312,731 for the three month period ended March 31, 1999 compared to cash used by operations of $497,693 for the same period in 1998. The cash provided from operations was used for the existing operations of CCC, UBC, and VBT as well as the operational expenses of TEI.

The Company has been informed by its lender that it is in violation of certain covenants in the line of credit agreement relating to the use of funds. As a result, the company is not able to be advanced funds above the $300,000 currently outstanding. The Company is currently seeking alternative sources of capital and is operating from existing working capital.

On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, agreed to contribute additional capital to USCG through the purchase of additional shares as well as advances under a loan agreement. The purchase was consummated on March 12, 1999 making Telstar the largest shareholder of USCG. Effective February 25,1999, the Company ceased reporting USCG's financial results in its consolidated financial statements, and began using the equity method to account for its 43.04% minority interest in the subsidiary going forward. The effects of de-consolidation reduced cash by $316,262.

To assist USCG in streamlining its operations, the Company advanced $222,344 to USCG during the period ended March 31, 1999. The Company will only support USCG's operations to the extent that it has the financial resources to do so.

INFLATION

The Company has not been materially effected by inflation. While the Company does not anticipate inflation affecting the Company's operations, increases in labor and supplies could impact the Company's ability to compete.

INTERNATIONAL  CURRENCY  FLUCTUATION

Since the majority of goods that CCC purchases are from Asia, it has been subject, like its competitors, to international currency fluctuation since the company's inception. The management of CCC does not believe that the fluctuation in currency presents a serious threat to the Company's operations.

RISKS  RELATING  TO  YEAR  2000:  CCC

CCC and its subsidiaries believe that it has addressed the year 2000 issue in its entirety and will not face an operational problem. CCC has completed upgrading its hardware and has begun conversion to year 2000 compliant software. CCC and its subsidiaries anticipates being fully compliant and functional prior to the year 2000.

CCC and its subsidiaries' business is dependent on its relationship with its vendors and manufacturers. There is no assurance that CCC's suppliers and manufacturers will be year 2000 compliant. This may have a materially adverse effect on CCC unless CCC is able to arrange for alternate suppliers and manufacturers if such an event were to occur.

PART  II  -  OTHER  INFORMATION

Item  1.     Legal  Proceedings.

             In March of 1999, Martin Frank, a former executive of CCC, requested arbitration in Texas against CCC and TEI claiming damages for breach of contract. In relation to this matter, the Company is vigorously defending itself and considers the case without merit. At this time the Company cannot predict the outcome of this matter, which may have an adverse effect on the Company.

Item  2.     Changes  in  Securities

             None.

Item  3.     Defaults  Upon  Senior  Securities.

             The Company has been informed by its lender that it is in violation of certain covenants in its line of credit agreement relating to the use of funds. As a result, the Company is not able to advance funds above the $300,000 currently outstanding. The Company is currently seeking alternative sources of capital and is operating from existing working capital.

Item  4.     Submission  of  Matters  to  a  Vote  of  Securities  Holders.

             None.

Item  5.     Other  Information.

             None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

             (a)    Exhibits.

                    27.1  Financial  Data  Schedule

             (b)    Reports  on  Form  8-K



On March 26, 1999, the Company reported that its previously announced agreement for the sale of approximately 10% of its interest in US Computer Group had, at the mutual agreement of TEI and the proposed purchaser, been terminated. The Company also reported that on February 25, 1999, US Computer Group agreed to sell to Telstar Holdings, a shareholder of US Computer Group, additional shares of its common stock. As a result, the Company is no longer the majority shareholder of US Computer Group, and will no longer report USCG operations in its consolidated financial statements.

The Company also reported that on march 15, 1999, Mr. Ian Edmonds, a director of the Company, was appointed Vice President of the Company and concurrently resigned as a member of the Company's Audit Committee of the board. Mr. Sadasuke Gomi, a director of the Company, was then appointed to serve on the Company's Audit committee.

                                    Signature

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Tech  Electro  Industries,  Inc.
                                   -----------------------------


Date:  May 14, 1999                /s/  Donna  L.  Gilbert
                                   -----------------------------
                                        Donna  L.  Gilbert
                                        Chief  Financial  Officer