Form 10QSB
period 1999-06-30
TECH ELECTRO INDUSTRIES INC/TX
filed 1999-08-16
CIK 886912

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June 30,  1999

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

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]


As of June 30, 1999, 4,939,709 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                      INDEX

Item                                                         Page
Part I - Financial Statements

Item 1 - Financial Statements

     Consolidated Balance Sheets at June 30, 1999 and
     December 31, 1998                                        3

     Consolidated Statements of Operations for
     the Periods Ended June 30, 1999 and 1998                 5

     Consolidated Statements of Cash Flows for the
     Periods Ended June 30, 1999 and 1998                     6

     Notes to Consolidated Financial Statements               7

Item 2 - Management's Discussion and Analysis
           or Plan of Operation                              11

Part II - Other Information

     Item 1 - Legal Proceedings                              16

     Item 2 - Changes in Securities                          16

     Item 3 - Defaults Upon Senior Securities                16

     Item 4 - Submission of Matters to a
              Vote of Securities Holders                     16

     Item 5 - Other Information                              16

     Item 6 - Exhibits and Reports on Form 8-K               16

Signatures                                                   17

PART  I  -  FINANCIAL  INFORMATION

Item 1.  Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                     ASSETS


                                                              (Unaudited)
                                                             June 30, 1999      Dec 31, 1998
                                                             -------------      ------------
CURRENT ASSETS
Cash and cash equivalents                                     $   523,274        $ 1,399,060
Accounts and notes receivable
 Trade, net allowance for doubtful accounts of $28,600
 and $305,077 respectively                                      1,556,549          2,879,528
 Notes                                                            486,887            305,659
Other                                                              53,386             13,489
Inventories, net of reserves                                    1,132,272          3,356,539
Prepaid expenses and other                                        171,712            331,893
                                                              -----------        -----------
TOTAL CURRENT ASSETS                                            3,924,080          8,286,168
                                                              -----------        -----------
NET PROPERTY AND EQUIPMENT                                        300,320            897,824
                                                              -----------        -----------
OTHER ASSETS
Notes receivable                                                    9,063              7,031
Contract rights, net                                                   --          4,608,349
Deferred financing costs                                               --            199,193
Other                                                               2,180            182,029
                                                              -----------        -----------
TOTAL OTHER ASSETS                                                 11,243          4,996,602
                                                              -----------        -----------
TOTAL ASSETS                                                  $ 4,235,643        $14,180,594
                                                              ===========        ===========


                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     (Unaudited)
                                                                                    June 30, 1999        Dec 31, 1998
                                                                                    -------------        ------------
CURRENT LIABILITIES
Current portion of credit facility obligations                                      $    300,000         $  8,198,654
Current portion of long-term debt                                                             --              215,300
Accounts payable-trade                                                                   786,050            3,349,682
Accrued liabilities                                                                      232,135            1,354,335
Deferred service liability                                                                    --            1,646,949
Other liabilities                                                                             --              333,975
                                                                                    ------------         ------------
TOTAL CURRENT LIABILITIES                                                              1,318,185           15,098,895

LONG TERM DEBT                                                                                --               53,204
                                                                                    ------------         ------------
TOTAL LIABILITIES                                                                      1,318,185           15,152,099

MINORITY INTEREST IN SUBSIDIARY                                                               --            2,054,633

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value;                                                        120,588              177,488
  1,000,000 shares authorized, 120,588 and 177,488
  Class A issued and outstanding in 1999 and 1998, respectively; liquidation preference of $633,087 and $931,812 in 1999 and 1998 respectively
Common stock, $.01 par value;
  10,000,000 shares authorized, 4,939,709 and 4,799,177                                   49,397               47,992
  shares issued and outstanding during 1999 and 1998
  respectively
Additional paid-in capital                                                            10,889,106            3,165,843
Receivable from shareholder                                                                   --              (25,000)


Accumulated deficit                                                                   (8,141,633)          (6,392,461)
                                                                                    ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                             2,917,458           (3,026,138)
                                                                                    ------------         ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                            $  4,235,643         $ 14,180,594
                                                                                    ============         ============


                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)

                                           Three Months Ended June 30,              Six Months Ended June 30,
                                         -------------------------------         -------------------------------
                                             1999                1998                1999                 1998
                                         -----------         -----------         -----------         -----------
REVENUES
Sales and service revenue                $ 2,555,034         $ 7,982,834         $ 7,773,131         $ 9,979,422
Cost of sales and revenue and
  direct service expense                   1,997,975           6,510,953           6,218,054           7,866,491
                                         -----------         -----------         -----------         -----------
Gross profit                                 557,059           1,471,881           1,555,077           2,112,931

OPERATING EXPENSES
Selling, general &
 administrative expenses                     557,942           2,398,311           3,164,794           3,154,397
                                         -----------         -----------         -----------         -----------
Loss from operations                            (883)           (926,430)         (1,609,717)         (1,041,466)

Other income (expense):
Interest income                               18,297              22,360              31,993              47,785
Interest expense                              (8,315)           (173,555)           (140,712)           (180,194)
Realized gains (losses)                           --                  --              (2,170)                 --
                                         -----------         -----------         -----------         -----------
Total other income (expense)                   9,982            (151,195)           (110,889)           (132,409)

Minority share of subsidiary loss                 --              12,737                  --              29,201
                                         -----------         -----------         -----------         -----------
Income (loss) before taxes                     9,099          (1,064,888)         (1,720,606)         (1,144,674)

Income tax expense                                --               3,305                  --               3,305
                                         -----------         -----------         -----------         -----------
NET INCOME (LOSS)                        $     9,099         $(1,068,193)        $(1,720,606)        $(1,147,979)
                                         ===========         ===========         ===========         ===========
Loss attributable to
common stockholders                      $    (1,484)         (1,075,871)        $(1,749,172)         (1,189,551)
                                         ===========         ===========         ===========         ===========
Basic and diluted net
loss per share attributable
to common shareholders                   $      0.00         $     (0.27)        $     (0.36)        $     (0.31)
                                         ===========         ===========         ===========         ===========
Number of weighted average
shares of common stock out-
standing (basic and diluted)               4,936,514           3,960,601           4,872,439           3,820,717
                                         ===========         ===========         ===========         ===========


                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                      --------------------------------
                                                                                      June 30, 1999      June 30, 1998
                                                                                      -------------      -------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net loss                                                                           $(1,720,606)      $(1,147,979)
    Adjustments to reconcile net loss to cash provided "used" by operations:
        Compensation expense                                                                18,496                --
        Depreciation and amortization adjustment                                           237,092           168,229
        Provision for slow moving inventory                                                105,142           291,916
        Bad debt reserve                                                                   160,826                --
        Loss on sale of fixed assets                                                         2,170                --
        Minority interest share of subsidiary                                                   --          (132,385)
        Amortization of deferred financing costs                                            18,494                --
        Deferred lease incentive                                                                --           (60,839)
    Changes in operating assets and liabilities (Increase) decrease in:
        Accounts receivable-trade                                                         (239,743)          768,133
        Other receivables                                                                  (39,897)          (22,125)
        Inventory                                                                          629,868          (572,974)
        Contract rights                                                                         --           135,901
        Other assets                                                                         9,064           (36,059)
        Deferred expenses                                                                       --            (3,012)
        Deferred sales costs                                                                    --             3,133
        Prepaid expenses and other                                                         (70,333)         (184,549)
    Increase (decrease) in:
        Accounts payable                                                                   362,247           902,502
        Accrued liabilities                                                              1,112,095          (224,996)
        Deferred service liability                                                        (199,163)         (173,895)
                                                                                       -----------       -----------
NET CASH PROVIDED "USED" BY OPERATING ACTIVITIES                                           385,752          (288,999)

CASH FLOWS FROM INVESTING ACTIVITIES
       Additions to property and equipment                                                 (21,287)         (110,879)
       Sale of property and equipment                                                       21,512                --
       Advances on note receivable                                                          39,557           121,214
       Sale (purchase) of marketable securities                                                 --           (48,561)
       Advance to related party                                                           (222,397)               --
       Capitalized merger and acquisitions costs                                                --           (37,409)
       Business acquisition, net of cash acquired                                               --          (415,127)
       Cash in de-consolidated subsidiary                                                 (316,262)               --
                                                                                       -----------       -----------
NET CASH PROVIDED "USED" BY INVESTING ACTIVITIES                                          (498,877)         (490,762)


CASH FLOWS FROM FINANCING ACTIVITIES
       Credit facility obligations                                                        (750,827)          846,957
       Repayment of long-term debt                                                         (36,834)         (700,083)
       Proceeds from sale of preferred stock,
         Common stock and warrants                                                              --           383,964
       Dividends paid                                                                           --           (28,432)
       Shareholder receivable                                                               25,000                --
                                                                                       -----------       -----------
NET CASH PROVIDED "USED" BY FINANCING ACTIVITIES                                          (762,661)          502,406
                                                                                       -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (875,786)         (277,355)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                              1,399,060         1,918,604
                                                                                       -----------       -----------
CASH AND EQUIVALENTS AT END OF PERIOD                                                  $   523,274       $  1,641,249
                                                                                       ===========       ===========



                 See Notes to Consolidated Financial Statements

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE B - ORGANIZATION

Tech Electro Industries, Inc. ("TEI" or the "Company") was formed on January 10, 1992 as a Texas corporation. On January 31, 1992, TEI acquired 100% of the outstanding common stock of Computer Components Corporation (CCC). In February 1996, TEI filed a Form SB-2 Registration Statement and completed a public offering the net proceeds of which amounted to $2,043,891 including warrants.

On June 1, 1996, pursuant to a Stock Exchange Agreement, TEI acquired 100% of the outstanding shares of Vary Brite Technologies, Inc. (VBT) by issuing 50,000 shares of its common stock. The business combination was accounted for using the pooling method. The historical consolidated statements of operations prior to the date of the combination have not been adjusted to include the operations of VBT, as these operations are immaterial to the consolidated operations of the Company. Accordingly, the accompanying consolidated statements of operations include the operations of VBT from June 1, 1996 forward. The assets and liabilities acquired were also immaterial to the consolidated balance sheet of the Company.

On October 29, 1996, TEI incorporated Universal Battery Corporation (UBC), as a 67% owned subsidiary.

Effective February 10, 1997, pursuant to Regulation S as promulgated by the Securities and Exchange Commission, TEI sold 1,100,00 shares of its common stock and options to acquire 1,000,000 shares of common stock for $1,870,000, for a combined price of $1.70 net to the Company. The options were issued with an exercise price of $2.15 per share and expire thirteen months from the date of issuance. In February 1998 the terms on the options were extended to March 1999 and the exercise price was increased to $2.50 per share. In February 1999, the Company agreed to extend the exercise period to March 2000 at the same exercise price of $2.50 per share.

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

On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of U.S. Computer Group, Inc. ("USCG"), agreed to contribute additional capital to USCG through the purchase of additional shares as well as advances under a loan agreement. The purchase was consummated on March 12, 1999 making Telstar the largest shareholder of USCG. Effective February 25, 1999 the Company ceased reporting USCG's financial results in its consolidated financial statements, and began using the equity method to account for its 43.04% minority interest in the subsidiary.

The Board of Computer Components Corporation (CCC) decided to merge its subsidiary companies, UBC and VBT into CCC due to the similarity of operations. The State of Texas approved the merger of the subsidiaries on June 21, 1999.

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

Following is an unaudited summary of financial position and results of operations of USCG:

                                                (unaudited)            (unaudited)
                                               June 30, 1999         June 30, 1998
                                               -------------         -------------
Current assets                                  $  3,536,693         $  4,767,799
Property, plant and equipment (net)                  477,192              640,157
Other asset (net)                                    915,571              974,115
                                                ------------         ------------
         Total assets                           $  4,929,456         $  6,382,071
                                                ------------         ------------
Current liabilities                             $  6,731,128         $  4,785,422
Long-term debt                                     8,093,098            7,871,288
Deferred credits                                     (32,545)                 -0-
                                                ------------         ------------
         Total liabilities                      $ 14,791,681         $ 12,656,710
                                                ------------         ------------
Stockholders' deficit                           $ (9,862,255)        $ (6,274,639)
                                                ============         ============

                        Three Months Ended                  Six Months Ended
                  -------------------------------     -------------------------------
                            (unaudited)                        (unaudited)

                  June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                  -------------     -------------     -------------     -------------
Revenue             $4,199,163        $5,945,085        $8,904,147        $7,693,192
Gross Profit         3,253,607         3,797,552         6,560,220         4,977,887

Net loss               169,375           271,264         1,578,737           449,407

NOTE D - DIVIDENDS

Dividends for the three months ended March 31, 1999 and June 30, 1999 were declared at $0.0975 and $0.09 per share, respectively. Total dividends declared and paid for these periods were $17,983 and $10,583, respectively totaling $28,566. Dividends paid for the six months ending June 30, 1998 totaled $36,111.

NOTE E - INVENTORIES

Inventories consist of the following at June 30, 1999:

Batteries, electronic components and
  Assembly materials                                          $ 1,897,455
Less valuation reserves                                          (765,183)
                                                              -----------
                                                              $ 1,132,272
                                                              ===========

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 1999:

Machinery and equipment              $ 469,662
Furniture and fixtures                 192,434
Leasehold improvements                  42,563
Automobiles                             14,262
                                     ---------
                                       718,921
Less accumulated depreciation         (418,601)
                                     ---------
Total                                $ 300,320
                                     =========

NOTE G - CREDIT LINE

The Company's $1,000,000 line of credit is payable on demand with interest at prime plus one half percent, maturing June 30, 1999 and secured by accounts receivable, inventory, machinery and equipment and a $250,000 certificate of deposit. At June 30, 1999 and 1998 the outstanding balance was $300,000 and $352,530 respectively.

The lender has informed the Company that it is in violation of certain covenants in the line of credit agreement relating to the use of funds. As a result, the lender did not renew the Companies line of credit but had agreed verbally not to call its loan since the Company is currently working on finalizing a line of credit with Foothill Capital Corporation.

NOTE H - LOSS PER SHARE

Diluted net loss per share is computed by dividing net income (loss) adjusted for preferred dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for 1999 and 1998 as they are antidilutive. Therefore, diluted and basic loss per share is identical. Net loss per share for the three months and six months ended June 30, 1999 and 1998 has been increased for dividends on preferred stock totaling $10,583, $28,566, and $33,894 and $41,572 respectively.

NOTE I - WARRANTS AND STOCK OPTIONS

During February 1997, in connection with common stock issued for cash, the Company entered into an agreement, which called for the reorganization of its subsidiaries. At June 30, 1999, 1,945,000 warrants subject to the agreement were outstanding with an exercise price of $3.30 per warrant. The warrants expire on January 26, 2000. In addition, at March 31, 1999, 1,000,000 options subject to the agreement were also outstanding. The options have an exercise price of $2.50 per share and will expire on March 10, 2000. In December 1997, the Company issued an additional 1,000,000 options to purchase common stock at $1.75 per share. These options are not subject to the reorganization agreement.

NOTE J - RELATED PARTIES

On January 12, 1999, Tech Electro Industries, Inc. agreed to loan USCG $222,334 for working capital requirements. The loan bears interest at 8% per annum and matures March 12, 2000, with annual options to extend for one year periods through March 12, 2004. The Company's board of directors unanimously approved the loan.

NOTE K - CONTINGENCIES

In March of 1999, Martin Frank, a former executive of CCC, requested arbitration in Texas against CCC and TEI claiming damages for breach of contract. In relation to this matter, the Company is vigorously defending itself and considers the case without merit. At this time the Company cannot predict the outcome of this matter. Should this matter be settled unfavorably it could affect the financial condition and results of operations of the Company.

NOTE L - NASDAQ DELISTING

On April 7, 1999, the Company was informed by NASDAQ that its securities were de-listed effective April 7, 1999, for failure to file a timely annual report on Form 10-KSB. The Company believes that it meets or exceeds all requirements for continued listing on the NASDAQ Stock Market. The Company timely filed a Form 12b-25 extension and filed its Form 10-KSB with the Securities and Exchange Commission on April 15, 1999. The Company has appealed the decision. The Company is currently trading on the OTC Bulletin Board of the NASDAQ Stock Market.

NOTE M - SUBSEQUENT EVENTS

On August 12, 1999, the Company announced that it is acquiring 100% of Alphanet Hospitality Systems, Inc. ("AHS") for $5.9 million in cash. AHS is the leading provider of in-room facsimile/photocopier/printer and unattended business center services in premium hotels. TEI has secured financing for this transaction.

The acquisition of AHS is expected to provide positive cash flow and augment operations. AHS's unaudited EBITDA for the six month period ended June 30, 1999 was approximately $1,475,000 according to AHS financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB and the Company's annual Form 10-KSB for the years ended December 31, 1998 and 1997. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company and information relating to Year 2000 matters, described below. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

RECENT  DEVELOPMENTS

The results of operations for the three months ended March 31, 1999 includes two months of USCG operations, while the comparative period of 1998 includes no operations of USCG.

On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, agreed to contribute additional capital to USCG through the purchase of additional shares as well as advances under a loan agreement. The purchase was consummated on March 12, 1999 making Telstar the largest shareholder of USCG. Effective February 25,1999, the Company ceased reporting USCG's financial results in its consolidated financial statements, and use the equity method to account for its minority interest in the subsidiary.

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

The Board of Directors of Computer Components Corporation ("CCC") voted to merge Universal Battery Corporation ("UBC") and Vary Brite Technology ("VBT") into CCC due to similarity of business operations. On June 21, 1999, the State of Texas approved the merger.

On July 7, 1999, the Company announced that the Board of Directors voted to extend Class A Warrants until December 1, 2000 under the same terms and conditions previously in force.

RESULTS OF OPERATIONS

The financial results of the Company for the three month period ended June 30, 1999 do not include the results of USCG. As previously announced, effective February 25, 1999, the Company ceased reporting USCG's financial results in its consolidated financial statements, and began using the equity method to account for its minority interest in the subsidiary going forward.

Through February 25, 1999, the consolidated losses of USCG exceeded the Company's investment in USCG by approximately $3.34 million, therefore, the Company suspended the equity method of accounting for its investment in USCG, and no additional losses have been charged to operations.

THREE-MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

REVENUES

For the three month period ended June 30, 1999, the Company had revenues of $2,555,034 compared to sales and service revenues of $7,982,834 (which included the sales and service revenues of USCG) during the similar period ending June 30, 1998, a decrease of $5,427,800 (67.99%). However, excluding the sales and service revenues of USCG for the similar period in 1998, the Company's revenues rose to $2,555,034 for the three months ended June 30, 1999 compared to $2,069,554 for the three months ended June 30, 1998, an increase of $485,480 (23.46%).

Sales revenues at CCC increased dramatically due to management's decision to focus sales efforts on battery and battery related products. The uplift in sales and profitability is attributable to several factors including: the recent restructuring of CCC's management and administration, the addition of the new "Jump Start" battery product and increased sales of battery and battery related products.

COST OF GOODS SOLD

The cost of goods sold during the second quarter of 1999 decreased by $4,512,978 (69.31%) to $1,997,975 compared to $6,510,953 during the three months ended June 30, 1998. The decrease in cost of good sold can be attributed to the de-consolidation of the operations of USCG and its subsidiaries, which contributed costs of revenues of $4,902,606 for the three months ended June 30, 1998, with no contribution during the current period ended June 30, 1999. Excluding USCG, CCC's cost of good sold increased to $1,997,975 for the three months ended June 30, 1999 compared to $1,608,347 during the similar period in 1998, an increase of $389,628 (24.23%).

Increased sales at CCC resulted in an increase in the cost of sales during the period ended June 30, 1999. Cost of sales for the Company, as a percentage of revenues rose very modestly to 78.20% in the second quarter of 1999 from 77.71% in the second quarter of 1998.

GROSS  PROFIT

The Company recorded a gross profit of $557,059 for the three months ended June 30, 1999 compared to $1,471,881 during the second quarter of 1998, a decrease of $914,822 (62.15%). The large decrease in gross profit directly stems from USCG which contributed $1,010,674 during the three month period ended June 30, 1998 with no contribution during the current three month period ended June 30, 1999.

Excluding the gross profit contribution by USCG during the second quarter of 1998, the Company's gross profit increased on stronger revenues to $557,059 for the three months ended June 30, 1999 from $461,207 for the same period in 1998, an increase of $95,852 (20.78%).

Gross profit as a percentage of revenues for CCC increased to 21.80% for the three months ended June 30, 1999 compared to 18.43% during the similar period in 1998. Excluding USCG's gross profit contribution during the three months ended June 30, 1998 (with no contribution during the three months ended June 30 1999), gross profit declined marginally by 0.48% to 21.80% from 22.28% respectively. While revenues increased substantially period over period, the decreasing gross profit margin of CCC is attributable to management's decision to focus sales efforts on battery and battery-related products, which produce a lower profit margin than component sales.

OPERATING  EXPENSES

The Company's operating expenses, consisting of selling, general and administrative expenses, decreased dramatically by $1,840,376 (76.70%) to $557,942 for the three month period ended June 30, 1999 from $2,398,311 for the same period in 1998. This dramatic decrease is due to the de-consolidating of USCG with no expenses in the second quarter of 1999.

The selling, general and administrative expenses of CCC contributed to the Company were $424,494 in the second quarter of 1999 and $670,449 in 1998. This decrease in general and administrative expenses was primarily attributable to a reduction in wages and related expenses when management restructured its organization in the third quarter Of 1998. As a result CCC is showing a profit for the second quarter of 1999, that is, excluding expenses at the Tech Electro Industries, Inc. level.

INTEREST  EXPENSE

The Company incurred $8,315 in interest expense during the three months ended June 30, 1999, compared to $173,555 during the same period in 1998, a decrease of $165,240. The significant decrease in interest expense is attributable to USCG and its subsidiaries, which incurred $162,036 in interest expense during the second quarter of 1998 with no contribution during the period ending June 30, 1999 due to the de-consolidation.

SIX-MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX-MONTHS ENDED JUNE 30, 1998

REVENUES

For the six month period ended June 30, 1999, the Company had revenues of $7,773,131 compared to $9,979,422 for the six month period ended June 30, 1998, a decrease of $2,206,291 (22.1%). Revenues declined as a result of the de-consolidation of USCG which contributed $6,031,249 in revenues for the six months ended June 30, 1998 and contributed $3,220,489 during the first quarter of 1999 prior to the de-consolidation. Excluding the revenue contribution by USCG, the Company recorded substantial increases in revenues which climbed by $629,612 (15.95%) to $4,577,785 for the six months ended June 30, 1999 compared to $3,948,173 for the same six month period in 1998. The increase in top line growth is a direct result of management's decision to focus sales efforts on battery and battery related products at CCC.

COST OF GOODS SOLD

The cost of goods sold during the first six months of 1999 decreased by $1,648,437 (21.0%) to $6,218,054 compared to $7,866,491 during the six months ended June 30, 1998. The decrease in cost of good sold can be attributed to the de-consolidation of the operations of USCG and its subsidiaries, which contributed costs of revenues of $4,903,494 for the six months ended June 30, 1998 and contributed $2,496,030 during the first quarter of 1999 prior to the de-consolidation. Excluding USCG, CCC's cost of good sold increased to $3,595,143 for the six months ended June 30, 1999 compared to $2,962,997 during the similar period in 1998, an increase of $632,146 (21.3%).

Increased sales at CCC resulted in an increase in the cost of sales during the period ended June 30, 1999. Cost of sales for the Company, as a percentage of revenues rose very modestly to 80.0% in the first six months of 1999 from 78.8% in 1998.

GROSS  PROFIT

The Company recorded a gross profit of $1,555,077 for the six months ended June 30, 1999 compared to $2,112,931 during period ending June 1998, a decrease of $557,854 (26.4%). The large decrease in gross profit directly stems from USCG which contributed $1,127,755 during the six month period ended June 30, 1998 and contributed $572,435 during the first quarter of 1999 prior to the de-consolidation.

Excluding the gross profit contribution by USCG during the six months ending June 1998, the Company's gross profit decreased due to lower margins in batteries than electronic components to $982,642 for the six months ended June 30, 1999 from $985,176 for the same period in 1998, a decrease of $2,534 (.3%).

OPERATING EXPENSES

The Company's operating expenses, consisting of selling, general and administrative expenses increased by $10,397 (.3%) to $3,164,794 for the six month period ended June 30, 1999 from $3,154,397 for the same period in 1998. This slight increase is due to the de-consolidating of USCG with no expenses in the second quarter of 1999.

The selling, general and administrative expenses of CCC contributed to the Company $859,892 in the second quarter of 1999 and $1,144,388 in 1998 a decrease of $284,496 (24.9%). This decrease in general and administrative expenses was primarily attributable to a reduction in wages and related expenses when management re-structured its organization in the third quarter of 1998. As a result CCC is showing a profit for the six months ending June 1999, that is, excluding expenses at the Tech Electro Industries, Inc. level.

INTEREST EXPENSE

The Company incurred $140,712 in interest expense for the six months ended June 30, 1999, compared to $180,194 during the same period in 1998, a decrease of $39,482 (21.9%). The decrease in interest is due to the deconsolidation of USCG which contributed $122,468 in the six months ended June 30, 1999 and $162,037 in 1998 respectively.

LIQUIDITY

As a June 30, 1999 the Company had cash and cash equivalents of $523,274. By comparison, on December 31, 1998 the Company had $1,399,060 in cash and cash equivalents. The change in the Company's position in cash and cash equivalents reflects the deconsolidating of USCG and liquidation of certificates of deposits to fund the cash needs of CCC and the Company.

The Company provided cash from operations of $385,752 for the six month period ended June 30, 1999 compared to cash used by operations of $288,999 for the same period in 1998. The cash provided from operations was used for the existing operations of CCC as well as the operational expenses of TEI.

The Company has been informed by its lender that it is in violation of certain convenants in the line of credit agreement relating to the use of funds. As a result, the company is not able to be advanced funds above the $300,000 currently outstanding. The Company is currently working on finalizing a line of credit with Foothill Capital Corporation.

On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USC, agreed to contribute additional capital to USCG through the purchase of additional shares as well as advances under a loan agreement. The purchase was consummated on March 12, 1999 making Telstar the largest shareholder of USCG. Effective February 25, 1999, the Company ceased reporting USCG's financial results in its consolidated financial statements, and began using the equity method to account for its 43.04% minority interest in the subsidiary going forward. The effects of deconsolidation reduced cash by $316,262.


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

             None.

Item  6.     Exhibits and Reports on  Form  8-K.

             (a)    Exhibits.

                    27.1  Financial Data Schedule

             (b)    Reports on  Form 8-K


On March 26, 1999, the Company reported that its previously announced agreement for the sale of approximately 10% of its interest in US Computer Group had, at the mutual agreement of TEI and the proposed purchaser at March 26, 1999, been terminated. The Company also reported that on February 25, 1999, US Computer Group agreed to sell to Telstar Holdings, a shareholder of US Computer Group, additional shares of its common stock. As a result, the Company is no longer the majority shareholder of US Computer Group, and will no longer report USCG operations in its consolidated financial statements.

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

                                   Tech  Electro  Industries,  Inc.
                                   --------------------------------


Date:  August 16, 1999             /s/ William Tan-Kim Wah
                                   -----------------------------
                                        William Tan-Kim Wah
                                        Chief Executive Officer

                               INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------
   27.1                  Financial Data Schedule
