Form 10QSB
period 1999-09-30
TECH ELECTRO INDUSTRIES INC/TX
filed 1999-11-15
CIK 886912

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September 30,  1999

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


     As  of  September  30,  1999,   5,474,848   shares  of  Common  Stock  were
outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.



                           INDEX


Item                                                               Page

Part I - Financial Statements

Item 1 - Financial Statements

     Consolidated Balance Sheets at September 30, 1999 (unaudited)
     and December 31, 1998 . . . . . . . . . . . . . . . . . . .      3

     Consolidated Statements of Operations for
     the Periods Ended September 30, 1999 and 1998 (unaudited) .      5

     Consolidated Statements of Cash Flows for the
     Periods Ended September 30, 1999 and 1998 (unaudited) . . .      6 - 7

     Notes to Consolidated Financial Statements (unaudited). . .      8

Item 2 - Management's Discussion and Analysis
           of Plan of Operation   . . . . . . . . . . . . . . . .    13

Part II - Other Information

     Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . .    18

     Item 2 - Changes in Securities . . . . . . . . . . . . . . .    18

     Item 3 - Defaults Upon Senior Securities . . . . . . . . . .    18

     Item 4 - Submission of Matters to a
              Vote of Securities Holders. . . . . . . . . . . . .    18

     Item 5 - Other Information . . . . . . . . . . . . . . . . .    18

     Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . .    18

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

PART  I  -  FINANCIAL  INFORMATION

Item 1.  Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                    (Unaudited)
                                                   Sept 30, 1999   Dec 31, 1998
CURRENT ASSETS                                     -------------   ------------
Cash and cash equivalents . . . . . .  . . . . . .       $350,708    $1,399,060
Restricted cash . . . . . . . . . . .  . . . . . .      1,400,000         --
Accounts and notes receivable . . . .  . . . . . .
 Trade, net of allowance for doubtful accounts
 of $23,505 and $305,077 respectively  . . . . . .      2,471,745     2,879,528
 Notes  . . . . . . . . . . . . . . .  . . . . . .        736,887       305,659
Other . . . . . . . . . . . . . . . .  . . . . . .         51,937        13,489
Inventories, net of reserves  . . . .  . . . . . .      1,098,463     3,356,539
Prepaid expenses and other  . . . . .  . . . . . .        321,792       331,893
                                                        ---------     ---------
TOTAL CURRENT ASSETS  . . . . . . . .  . . . . . .      6,431,532     8,286,168
                                                        ---------     ---------
NET PROPERTY AND EQUIPMENT  . . . . .  . . . . . .        282,929       897,824
                                                        ---------     ---------
OTHER ASSETS
Notes receivable    . . . . . . . . .  . . . . . .          7,969         7,031
Contract rights, net  . . . . . . . .  . . . . . .           --       4,608,349
Deferred financing costs  . . . . . .  . . . . . .           --         199,193
Other   . . . . . . . . . . . . . . .  . . . . . .          2,162       182,029
                                                        ---------   -----------
TOTAL OTHER ASSETS  . . . . . . . . .  . . . . . .         10,131     4,996,602
                                                        ---------   -----------
TOTAL ASSETS  . . . . . . . . . . . .  . . . . . .     $6,724,592   $14,180,594
                                                       ==========   ===========









                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     (Unaudited)
                                                  Sept 30, 1999    Dec 31, 1998
CURRENT LIABILITIES                               -------------    ------------
Current portion of credit facility obligations . . .   $642,237      $8,198,654
Current portion of long-term debt  . . . . . . . . .       --           215,300
Accounts payable-trade . . . . . . . . . . . . . . .  1,211,668       3,349,682
Accrued liabilities  . . . . . . . . . . . . . . . .    189,644       1,354,335
Deferred service liability . . . . . . . . . . . . .       --         1,646,949
Deferred share subscriptions . . . . . . . . . . . .  1,430,000           --
Deferred receivables . . . . . . . . . . . . . . . .      3,375           --
Other liabilities  . . . . . . . . . . . . . . . . .     97,000         333,975
                                                     ----------      ----------
TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . .  3,573,924      15,098,895

LONG TERM DEBT   . . . . . . . . . . . . . . . . . .       --            53,204
                                                     ----------      ----------
TOTAL LIABILITIES  . . . . . . . . . . . . . . . . .  3,573,924      15,152,099

MINORITY INTEREST IN SUBSIDIARY  . . . . . . . . . .       --         2,054,633

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value;  . . . . .  . . .
  1,000,000 shares authorized, 119,588 and 177,488
  Class A issued and outstanding in 1999 and 1998,
  respectively; liquidation preference of $627,837
  and $931,812 in 1999 and 1998 respectively             119,588        177,488
Common stock, $.01 par value;  . . . . . . . . . . .
  10,000,000 shares authorized, 5,474,848 and 4,799,177
  shares issued and outstanding in 1999 and 1998
  respectively                                            54,748         47,992
Additional paid-in capital . . . . . . . . . . . . .  11,356,316      3,165,843
Receivable from shareholder  . . . . . . . . . . . .        --          (25,000)

Accumulated deficit  . . . . . . . . . . . . . . . .  (8,379,984)    (6,392,461)
                                                      -----------    ----------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . .   3,150,668     (3,026,138)
                                                      -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . .  $6,724,592    $14,180,594
                                                      ==========    ===========











                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                For the Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                             Three Months Ended Sept 30     Nine Months Ended Sept 30
                                             --------------------------     -------------------------
                                                 1999           1998           1999            1998

REVENUES
Sales and service revenue                     $4,278,886    $7,033,198       $12,052,017   $17,012,622
Cost of sales and revenue and
  direct service expense                       3,463,920     5,577,262         9,681,974    13,443,753
                                              ----------    ----------        ----------    ----------
Gross profit                                     814,966     1,455,936         2,370,043     3,568,869

OPERATING EXPENSES
Selling, general &
 administrative expenses                       1,046,105     2,313,120         4,210,899     5,467,518
                                              ----------    ----------         ---------     ---------
Loss from operations                            (231,139)     (857,184)       (1,840,856)   (1,898,649)

Other income (expense)
Interest income                                   15,581        21,403            47,574        69,188
Interest expense                                 (11,940)     (218,116)         (152,652)     (398,311)
Other                                                --       (151,663)           (2,170)     (151,663)
                                             -----------    ----------       -----------   -----------
Total other income (expense)                       3,641      (348,376)         (107,248)     (480,786)

Minority share of subsidiary loss                    --            --              --           29,201
                                             -----------    ----------       -----------   -----------
Loss before taxes                               (227,498)   (1,205,560)       (1,948,104)   (2,350,234)

Income tax expense                                  --           4,015             --            7,320
                                             -----------    ----------       -----------   -----------
NET LOSS                                       $(227,498)  $(1,209,575)      $(1,948,104)  $(2,357,554)
                                              ==========  ============      ============  ============
Loss attributable to
common stockholders                            $(238,351)  $(1,226,345)      $(1,987,523)  $(2,423,117)
                                             ===========   ===========       ===========   ===========
Basic and diluted net
loss per share attributable
to common shareholders                        $    (0.04)  $     (0.28)      $     (0.39)  $     (0.60)
                                             ===========  ============       ===========   ===========
Number of weighted average
shares of common stock out-
standing (basic and diluted)                   5,414,026     4,386,239         5,050,140     4,063,940
                                             ===========  ============       ===========   ===========






                 See Notes to Consolidated Financial Statements

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Periods Ended September 30, 1999 and 1998
                                   (Unaudited)
                                                      Nine Months Ended
                                                      -----------------
                                               Sept 30, 1999      Sept 30, 1998
CASH FLOW FROM OPERATING ACTIVITIES            -------------      -------------
  Net loss                                       $(1,948,104)      $(2,357,554)
  Adjustments to reconcile net loss to
   Cash used by operations:
     Shares issued for compensation                  404,454                 -
     Depreciation and amortization                   254,483           317,688
     Provision for slow moving inventory             120,142           348,666
     Bad debt reserve                                161,576                 -
     Loss on sale of fixed assets                      2,170                 -
     Minority interest share of subsidiary                 -          (232,741)
     Amortization of deferred financing costs         18,494                 -
     Deferred lease incentive                              -           (71,742)
  Changes in operating assets and liabilities
  (Increase) decrease in:
     Accounts receivable-trade                    (1,155,689)        1,100,225
     Other receivables                               (38,448)         (112,120)
     Inventories                                     648,677          (538,140)
     Contract rights                                       -           271,803
     Other assets                                     10,176           (48,093)
     Deferred expenses                                     -            24,729
     Deferred sales costs                                  -           (42,087)
     Prepaid expenses and other                     (220,413)         (216,748)
  Increase (decrease) in:
     Accounts payable                                787,864         1,113,823
     Accrued liabilities                           1,072,980          (546,062)
     Deferred service liability                     (199,163)           (8,922)
                                                 -----------       -----------
NET CASH USED BY OPERATING ACTIVITIES                (80,801)         (997,275)

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment             (21,287)         (138,874)
     Sale of property and equipment                   21,512                 -
     Advances on note receivable                      39,557           125,395
     Sale of marketable securities                         -            71,439
     Advance to related parties                     (472,397)                -
     Business acquisition, net of cash acquired            -          (415,127)
     Cash in de-consolidated subsidiary             (316,262)                -
     Increase in restricted cash                  (1,400,000)                -
                                                 -----------       -----------
NET CASH USED BY INVESTING ACTIVITIES             (2,148,877)         (357,167)

CASH FLOWS FROM FINANCING ACTIVITIES
     Credit facility obligations                    (255,590)          814,493
     Repayment of long-term debt                     (36,834)         (898,328)
     Proceeds from sale of preferred stock,
      common stock and warrants                       18,750           993,689
     Dividends paid                                        -           (28,432)
     Shareholder receivable                           25,000                 -
     Deferred share subscription                   1,430,000                 -
                                                 -----------       -----------

                 Tech Electro Industries, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                For the Periods Ended September 30, 1999 and 1998
                                   (Unaudited)
                                   (Continued)

                                                      Nine Months Ended
                                                      -----------------
                                               Sept 30, 1999      Sept 30, 1998
                                               -------------      -------------


NET CASH PROVIDED BY FINANCING ACTIVITIES          1,181,326           881,422
                                                 -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (1,048,352)         (473,020)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        1,399,060         1,918,604
                                                 -----------       -----------
CASH AND EQUIVALENTS AT END OF PERIOD             $  350,708        $1,445,584
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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE C - DECONSOLIDATION OF USCG

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

     Following is an unaudited summary of financial position and results of operations of USCG:
                                                (unaudited)     (unaudited)
                                               Sept 30, 1999   Sept 30, 1998
                                               -------------   -------------
Current assets                                   $4,012,850      $4,825,032
Property, plant and equipment (net)                 433,407         602,639
Other asset (net)                                   671,381         938,459
                                                 ----------      ----------
         Total assets                            $5,117,638      $6,366,130
                                                 ----------      ----------
Current liabilities                              $7,108,942      $5,753,002
Long-term debt                                    6,873,726       7,230,099
Deferred credits                                     -0-             -0-
                                                -----------      ----------
         Total liabilities                      $13,982,668     $12,983,101
                                                -----------     -----------
Stockholders' deficit                           $(8,865,030)    $(6,616,971)
                                               ============    ============


                      Three Months Ended                   Nine Months Ended
                      ------------------                   -----------------
                        (unaudited)                           (unaudited)

                  Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                  -------------   -------------   -------------   -------------
Revenue             $3,331,457     $5,315,946       $12,235,604     $13,009,138
Gross Profit         2,733,218      3,773,849         9,293,438       8,751,736

Net loss                99,347        236,307         1,678,084         685,714

NOTE D - PREFERRED STOCK DIVIDENDS

     Dividends for the three months ended March 31, June 30, and September 30, 1999 were declared at $0.0975, $0.09, and $0.09 per share, respectively. Total dividends which were issued in common stock in lieu of cash and had a market value of $17,983, $10,583, $10,853 respectively totaling $39,419. Dividends paid for the nine months ending September 30, 1998 totaled $52,881 were paid in common stock as well.

NOTE E - INVENTORIES

Inventories consist of the following at September 30, 1999:

Batteries, electronic components and
  Assembly materials                                    $1,825,037
Less valuation reserves                                   (726,574)
                                                        ----------
                                                        $1,098,463
                                                        ==========

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 1999:

Machinery and equipment                                 $469,662
Furniture and fixtures                                   192,434
Leasehold improvements                                    42,563
Automobiles                                               14,262
                                                       ---------
                                                         718,921
Less accumulated depreciation                           (435,992)
                                                       ---------
Total                                                   $282,929
                                                       =========

NOTE G - CREDIT LINE

     On August 13, 1999, the Company signed a Loan and Security Agreement with Foothill Capital Corporation. The terms of the agreement allow the Company to borrow up to a maximum of $500,000 secured by eligible inventory and up to 85% of its eligible receivables with an overall revolving credit limit of $3,000,000 ($1,419,417 = amount available as of September 30, 1999). Interest on the loan balance is at two percent over Wells Fargo Bank prime rate plus .5% of the unused credit line per annum. The loan is collateralized by all receivables, inventory, equipment, general intangibles, and other personal property.

     Upon inception, the Company paid in full its prior line of credit with Texas Central Bank and that agreement was terminated. As of September 30, 1999 the outstanding loan balance with Foothill was $642,237.

NOTE H - LOSS PER SHARE

     Diluted net loss per share is computed by dividing net income (loss) adjusted for preferred dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for 1999 and 1998 as they are antidilutive. Therefore, diluted and basic loss per share is identical. Net loss per share for the three months and nine months ended September 30, 1999 and 1998 has been increased for dividends on preferred stock totaling $10,853, $39,419 and $16,770, $52,281 respectively.

NOTE I - STOCKHOLDERS' EQUITY, WARRANTS AND STOCK OPTIONS

     During February 1997, in connection with common stock issued for cash, the Company entered into an agreement, which called for the reorganization of its subsidiaries. At June 30, 1999, 1,945,000 warrants subject to the agreement were outstanding with an exercise price of $3.30 per warrant. The warrants expire on January 26, 2000. In addition, at March 31, 1999, 1,000,000 options subject to the agreement were also outstanding. The options have an exercise price of $2.50 per share and will expire on March 10, 2000. In December 1997, the Company issued additional 1,000,000 options to purchase common stock at $1.75 per share. These options are not subject to the reorganization agreement. In July, 1999, the Company agreed to extend the Class A Warrants until December 1, 2000 at the same price of $3.30 per share.

     During July 1999, the Company issued 23,048 shares of common stock in lieu of cash to certain consultants for their services. Also, during July 1999 the Company issued 365,000 shares of common stock to certain employees as compensation, of which William Tan, President of the Company, received 270,000 shares.

     In August 1999 the Company approved a stock option to its subsidiary Computer Components Corporation key and long term employees of 344,250 shares with an exercisable price of $1.00 over a period of three years to be granted immediately.

NOTE J - RELATED PARTIES

     On January 12, 1999, Tech Electro Industries, Inc. agreed to loan USCG $222,334 for working capital requirements. The loan bears interest at 8% per annum and matures March 12, 2000, with annual options to extend for one year periods through March 12, 2004. The Company's board of directors unanimously approved the loan.

     During July 1999 William Tan, President of the Company, purchased 108,000 shares of common stock valued at $81,000.

     On August 26, 1999, Computer Components Corporation loaned USCG $250,000 on behalf of TEI for working capital requirements. The loan bears interest rate of 1% above Foothill Capital Corporation and the principal will be paid once USCG receives proceeds of bridge financing. The loan also includes payment of 2 1/2% of pre-IPO USCG stock to be issued as additional consideration. The Company's board of directors unanimously approved the loan.

NOTE K - CONTINGENCIES

     In March of 1999, Martin Frank, a former executive of CCC, requested arbitration in Texas against CCC and TEI claiming damages for breach of contract. In relation to this matter, the Company is vigorously defending itself and considers the case without merit. At this time the Company cannot predict the outcome of this matter. Should this matter be settled unfavorably it could materially affect the financial condition and results of operations of the Company.

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

NOTE M - SUBSEQUENT EVENTS

     On October 22, 1999, TEI acquired all of the issued and outstanding shares of capital stock of AlphaNet Hospitality Systems, Inc., (AHS) a Delaware corporation, and certain intellectual property, copyrights and trademarks utilized in AHS's business from PricewaterhouseCoopers, Inc. as ("Trustee") of the Estate of AlphaNet Telecom Inc, a bankrupt company for $3.5 million and assumed all liabilities. AHS is the leading provider of in-room facsimile/photocopier/printer and unattended business center services in premium hotels. The Company paid the Trustee $1.4 million in cash, and a $2.1 million non-interest bearing four-month promissory note which is payable on February 21, 2000 and is secured by a pledge of the shares to the Trustee. Additionally, as part of this transaction, due to a change of control, TEI arranged for a $2,525,000 credit facility for AHS to refinance it indebtedness.

     The Company raised the $1.4 million cash from the private placement sale of 2,036,364 shares of common stock of the Company and five-year warrants to purchase a like number of shares of common stock, exercisable at $0.75 per shares. The purchasers of these Company shares and warrants include a company affiliated with William Tan, President of the Company.

     The purchase method of accounting was used for this acquisition and the Company will include the operations of AHS in its Consolidated Statement of operations effective October 22, 1999.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION.

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB and the Company's annual Form 10KSB for the years ended December 31, 1998 and 1997. Except for the historical information con-tained herein, the discussion in this Form 10-QSB contains certain forward look-ing statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary state-ments made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company and information relating to Year 2000 matters, described below. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

RECENT  DEVELOPMENTS

     On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, agreed to contribute additional capital to USCG through the purchase of additional shares as well as advances under a loan agreement. The purchase was consummated on March 12, 1999 making Telstar the largest shareholder of USCG. Effective February 25,1999, the Company ceased reporting USCG's financial results in its consolidated financial statements, and used the equity method to account for its minority interest in the subsidiary.

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

RESULTS  OF  OPERATIONS

     The financial results of the Company for the three month period ended September 30, 1999 do not include the results of USCG. As previously discussed, effective February 25, 1999, the Company ceased reporting USCG's financial results in its consolidated financial statements, and began using the equity method to account for its minority interest in the subsidiary going forward.

     Through February 25, 1999, the consolidated losses of USCG exceeded the Company's investment in USCG by approximately $3.34 million, therefore, the Company suspended the equity method of accounting for its investment in USCG, and no additional losses have been charged to operations.

     THREE-MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES

     For the three month period ended September 30, 1999, the Company had revenues of $4,278,886 compared to sales and service revenues of $7,033,198 (which included the sales and service revenues of USCG) during the similar period ending September 30, 1998, a decrease of $2,754,312 (39.16%). However, excluding the sales and service revenues of USCG for the similar period in 1998, the Company's revenues rose to $4,278,886 for the three months ended September 30, 1999 compared to $1,715,127 for the three months ended September 30, 1998 an increase of $2,563,759 (149.48%).

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

COST OF GOODS SOLD

     The cost of goods sold during the third quarter of 1999 decreased by $2,113,342 (37.89%) to $3,463,920 compared to $5,577,262 during the three months ended September 30, 1998. The decrease in cost of goods sold can be attributed to the de-consolidation of the operations of USCG and its subsidiaries, which contributed costs of revenues of $5,577,262 for the three months ended September 30, 1998, with none during the current period ended September 30, 1999. Excluding USCG, CCC's cost of goods sold increased to $3,463,920 for the three months ended September 30, 1999 compared to $1,388,269 during the similar period in 1998, an increase of $2,075,651 (149.51%).

     Increased sales at CCC resulted in an increase in the cost of sales during the period ended September 30, 1999. Cost of sales for the Company, as a percentage of revenues rose very modestly to 80.95% in the third quarter of 1999 from 79.3% in the third quarter of 1998.

GROSS  PROFIT

     The Company recorded a gross profit of $814,966 for the three months ended September 30, 1999 compared to $1,455,936 during the third quarter of 1998, a decrease of $640,970 (44.02%). The large decrease in gross profit directly stems from USCG which contributed $1,129,078 during the three month period ended September 30, 1998 with no contribution during the current three month period ended September 30, 1999.

     Excluding the gross profit contribution by USCG during the third quarter of 1998, the Company's gross profit increased on stronger revenues to $814,966 for the three months ended September 30, 1999 from $326,858 for the same period in 1998, an increase of $488,108 (149.33%).

     Gross profit as a percentage of revenues for CCC decreased to 19.04% for the three months ended September 30, 1999 compared to 20.7% during the similar period in 1998. Excluding USCG's gross profit contribution during the three months ended September 30, 1998 (with no contribution during the three month ended September 30 1999), gross profit had a marginally decline. While revenues increased substantially period over period, the decreasing gross profit margin of CCC is attributable to management's decision to focus sales efforts on battery and battery-related products, which produce a lower profit margin than component sales.

OPERATING  EXPENSES

     The Company's operating expenses, consisting of selling, general and administrative expenses decreased dramatically by $1,267,015 (54.78%) to $1,046,105 for the three month period ended September 30, 1999 from the same period in 1998. This dramatic decrease is due to the de-consolidating of USCG with no expenses in the third quarter of 1999.

     The selling, general and administrative expenses of CCC contributed to $622,080 in the third quarter of 1999 and $642,187 in 1998. This decrease in general and administrative expenses was primarily attributable to a reduction in wages and related expenses when management restructured its organization. As a result CCC is showing a profit for the third quarter of 1999, that is, excluding expenses at the Tech Electro Industries, Inc. level.

INTEREST  EXPENSE

     The Company incurred $11,940 in interest expense during the three months ended September 30, 1999, compared to $218,116 during the same period in 1998, a decrease of $206,176. The significant decrease in interest expense is attributable to USCG and its subsidiaries, which incurred $210,651 in interest expense during the third quarter of 1998 with no contribution during the period ending September 30 1999 due to the de-consolidation.

     NINE-MONTHS   ENDED  SEPTEMBER  30,  1999  COMPARED  TO  NINE-MONTHS  ENDED
SEPTEMBER 30, 1998

REVENUES

     For the nine month period ended September 30, 1999, the Company had revenues of $12,052,017 compared to $17,012,622 for the nine month period ended September 30, 1998, a decrease of $4,960,605 (29.16%). Revenues declined as a result of the de-consolidation of USCG which contributed $11,612,765 in revenues for the nine months ended September 30, 1998 and contributed $3,220,489 during the first quarter of 1999 prior to the de-consolidation. Excluding the revenue contribution by USCG, the Company recorded substantial increases in revenues which climbed by $3,456,814 (39.03%) to $8,856,671 for the nine months ended September 30, 1999 compared to $5,399,857 for the same nine month period in 1998. The increase in top line growth is a direct result of management's decision to focus sales efforts on battery and battery related products at CCC.

COST OF GOODS SOLD

     The cost of goods sold during the nine months of 1999 decreased by $3,761,779 (27.98%) to $9,681,974 compared to $13,443,753 during the nine months ended September 30, 1998. The decrease in cost of good sold can be attributed to the de-consolidation of the operations of USCG and its subsidiaries, which contributed costs of revenues of $9,090,949 for the nine months ended September 30, 1998, and contributed $2,863,891 during the first quarter of 1999 prior to the de-consolidation. Excluding USCG, CCC's cost of good sold increased to

$7,059,062 for the nine months ended September 30, 1999 compared to $4,352,804 during the similar period in 1998, an increase of $2,706,258 (62.17%).

     Increased sales at CCC resulted in an increase in the cost of sales during the period ended September 30, 1999. Cost of sales for the Company, as a percentage of revenues decreased very modestly to 79.70% in the nine months of 1999 from 80.61% in 1998.

GROSS  PROFIT

     The Company recorded a gross profit of $2,370,043 for the nine months ended September 30, 1999 compared to $3,568,869 during period ending September 1998, a decrease of $1,198,826 (33.59%). The large decrease in gross profit stems from USCG which contributed $2,464,885 during the nine month period ended September 30, 1998, and contributed $572,434 during the first quarter of 1999 prior to the de-consolidation.

     Excluding the gross profit contribution by USCG during the nine month ending September 1998, the Company's gross profit increase is attributable to management's decision to focus sales efforts on batteries and related battery products. CCC's nine month 1999 gross profit increased to $1,797,609 from $1,103,984 for the same period in 1998, an increase of $693,625 (62.83%).

OPERATING EXPENSES

     The Company's operating expenses, consisting of selling, general and administrative expenses decreased dramatically by $1,256,619 (22.98%) to $4,210,899 for the nine month period ended September 30, 1999 from $5,467,518 for the same period in 1998. This dramatic decrease is due to the de-consolidating of USCG with no expenses in the second and third quarter of 1999.

     The selling, general and administrative expenses of CCC contributed to $1,481,973 in the third quarter of 1999 and $1,903,008 in 1998 a decrease of $421,035 (22.12%). This decrease in general and administrative expenses was primarily attributable to a reduction in wages and related expenses when management re-structured its organization. As a result CCC is showing a profit for the nine months ending September 1999, that is, excluding expenses at the Tech Electro Industries, Inc. level.

INTEREST EXPENSE

     The Company incurred $152,652 in interest expense for the nine months ended September 30, 1999, compared to $398,311 during the same period in 1998, a decrease of $245,659 (61.68%). The decrease in interest is due to the de-consolidation of USCG which contributed $122,468 in the first quarter of 1999 and $307,063 in the nine months ended September 30, 1998.

LIQUIDITY

     As of September 30, 1999 the Company had cash and cash equivalents of $350,708 compared to $1,445,584 during the same nine month period in 1998. The change in the Company's position in cash and cash equivalents reflects the de-consolidation of USCG and liquidation of certificates of deposits to fund the cash needs of CCC and the Company.

     The Company used cash from operations of $80,801 for the nine month period ended September 30, 1999 compared to cash used by operations of $997,275 for the same period in 1998. The cash used from operations was used for the existing operations of CCC as well as the operational expenses of TEI.

     On February 25, 1999, Telstar Enterainment ("Telstar"), the second largest shareholder of USCG, agreed to contribute additional capital to USCG through the purchase of additional shares as well as advances under a loan agreement. The purchase was consummated on March 12, 1999 making Telstar the larges shareholder of USCG. Effective February 25, 1999, the Company ceased reporting USCG's financial results in its consolidated financial statements, and began using the equity method to account for its 43.04% minority interest in the subsidiary going forward. The effects of de-consolidation reduced cash by $316,262.

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

                                   Tech  Electro  Industries,  Inc.
                                   -----------------------------


Date:  November 15, 1999             /s/ Julie Sansom-Reese
                                   -----------------------------
                                        Julie Sansom-Reese
                                        Chief Financial Officer