Form 10KSB
period 1999-12-31
TECH ELECTRO INDUSTRIES INC/TX
filed 2000-04-14
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                       or

                   For the Fiscal Year Ended December 31, 1999

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

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenue for Fiscal Year ended December 31, 1999 was $18,650,674.

As of February 28, 2000, 8,089,874 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the OTC Bulletin Board) held by non-affiliates
(3,500,178 shares) was approximately $3,281,417.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                     Part I

Item 1. Description of Business

General Business History

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

     On October 29, 1996 TEI incorporated Universal Battery Corporation ("UBC"), a Texas corporation, for the purpose of expanding into new markets for batteries and battery products. In February, 1997 TEI, in an internal reorganization, transferred to CCC the capital stock of UBC. The purpose of the internal reorganization was to move all operations to subsidiaries and enabled TEI to operate more expediently as a parent/holding company.

     On June 21, 1999, the State of Texas approved the merger of Universal Battery (UBC) into Computer Components Corporation due to similarity of business operations.

     In March, 1998, the Company completed the acquisition of a controlling interest in US Computer Group, "USCG" a company that provided a broad range of information technology services and products. On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, contributed additional capital to USCG through the purchase of additional shares. Accordingly making Telstar the largest shareholder of USCG, effective February 25, 1999 TEI ceased reporting USCG's financial results in its consolidated financial statements, and uses the equity method to account for its minority interest in that company. In March 2000, a USCG bank creditor foreclosed on all of USCG's assets, effectively terminating all of USCG's operations. TEI has guaranteed a portion of the USCG bank indebtedness. In this regard, the said bank creditor has demanded that TEI pay $361,740 to the bank pursuant to the guarantee. TEI is investigating its options in response to these events.

     On October 26, 1999, TEI completed the acquisition of AlphaNet Hospitality Systems, Inc. ("AlphaNet"). TEI paid a combination of cash, promissory note and assumption of indebtedness for a total consideration value of $3,500,000. TEI paid $1,400,000 cash that was raised in a private placement through the sale of TEI's Common Stock and Warrants. TEI issued a $2,100,000 non-interest bearing four-month promissory note to the seller as part of the purchase price.

     On March 8, 2000, TEI paid in full the $2,100,000 note by paying to the seller $500,000 in cash and 1,100,000 shares of TEI common stock. The $500,000 cash was borrowed from an entity affiliated with TEI's president. See discussion under Item 12 below.

Business of TEI and its Subsidiaries

                         Computer Components Corporation

     CCC's operations have historically consisted of: (i) Sale of battery and battery assembly systems and contract manufacturing or kitting systems; (ii) Sale of passive electronic components; (iii) Sale of other products, such as AC transformers, ceramic sound sources, battery chargers, etc.

     The products are sold to original equipment manufacturers (OEMs) and distributors for use in the manufacture and sale of high-technology products, such as computers, oil field equipment, medical instrumentation, uninterruptable power supply ("UPS") systems, and security equipment among others. CCC is an authorized distributor, on a non-exclusive basis, for two product groupings of Panasonic, USA ("Panasonic"), Varta, USA ("Varta") and Duracell, USA. Varta, based in Germany, is a manufacturer of battery products. Panasonic is a subsidiary of Matsushita Electric Corp. of Japan. CCC also operates under noncontractual, long-term relationships (many exceeding 10 years) with other vendors located in Taiwan, Hong Kong, China, Korea and Japan from whom it imports non-proprietary electronic components and batteries marketed under its registered trademark, "NIKKO","UBC", "Tech Electro Industries" and, occasionally, under the name of the Asian vendor. CCC has also added, within the last two years, vendors of electro magnetic devices, battery charging and electro mechanical devices from The People's Republic of China. Whereas CCC has developed new sources of supply for some of the products it sells in order to improve costs and open up new market opportunities, the arrangements with these suppliers do not include classical "distributorship" contracts.

Batteries

     CCC sells and distributes, under agreements with Panasonic and Varta, a broad line of industrial (as opposed to consumer-retail) batteries. The batteries sold and distributed by CCC include sealed lead-acid, nickel-cadmium, lithium, carbon-zinc, nickel metal hydride and alkaline batteries. In addition to the sales of individual batteries, CCC assembles and sells battery packs" consisting of assembled groups of batteries combined physically and electrically into a single unit. CCC is a Panasonic authorized MOD center ("Modification Center") and, in that capacity, creates custom-designed battery packs meeting specifications of individual customers. In addition to providing the services necessary to produce battery packs, such as welding and assembly, CCC supplies materials such as wiring, connectors, buss bars and casings. Completed battery packs are assembled to order in nearly all instances and CCC maintains little or no inventory of completed packs, although components for assembly of packs are maintained. CCC also offers customers battery packs assembled in China to the customers' specifications. CCC maintains a broad inventory of various sizes of batteries and components utilized in battery package production to serve customer needs for immediate pack design and assembly.

     Commencing in February 1997, CCC was appointed as a distributor of Panasonic brand retail consumer batteries. CCC distributes retail batteries to a variety of retail merchants and outlets.

     On December 8, 1999, CCC launched an e-commerce site, www.ubcbattery.com, enabling consumers to purchase an extensive selection of battery and battery related products. The e-commerce site will augment current sales and marketing channels, affording CCC the opportunity to reach out to a segment of the battery market not currently being served by its direct sales force.

Contract Manufacturing and Kitting Operations

     For the past several years CCC has sold various types of electronic components to United States-based customers. The components are delivered to the customer's facility in Mexico, where Mexican sub-contractors insert these components into parted circuit ("PC") boards to customer specifications. After such assembly, the PC boards are shipped back to the United States for assembly into the customer's final product.

     CCC is currently pursuing a number of projects and believes that kitting operations represent an opportunity for it to reach new customers.

Electronic Components

     CCC imports and sells to OEMs and distributors the following electronic components for use in the manufacture, repair and modification of electronic equipment:

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

         RELAYS. AC and direct current("DC") relays, usually for operations at less than 20 amperes contact rating and 50 volts DC coil operation.

OTHER PRODUCT SALES

     CCC sells to OEMs and distributors or retail suppliers the following other products:

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

        BATTERY CHARGERS.  Various battery chargers used in consumers and business applications.

     CCC relies primarily on sales personnel and representatives, and has undertaken only minimal advertising in trade publications. At December 31, 1999, CCC employed a direct sales force of four outside salesmen and five inside "customer service" representatives.

Property and Equipment

     CCC owns the majority of the equipment utilized in its design, manufacturing and assembly operations. This includes specialized equipment such as small electric welders, sonic welder, computer aided design ("CAD") computer programs, computer driven battery analyzers, battery chargers, heat-shrink ovens, strip-chart recorders, timers, multimeters and hand tools utilized in operations. Additional manufacturing equipment capable of automated epoxy dispensing and automated "connector to wire" attachment, is also owned. An insignificant amount of small equipment is leased. CCC owns the computer hardware and software required for its accounting, sales, inventory and management. Office furniture and equipment as necessary to operate the business, are also listed among CCC assets.

     CCC's equipment consist of readily available items and could be replaced without significant cost or disruption to business activities.

Customers

     CCC's customer base is relatively broad. CCC maintains a computer database of over one thousand active and inactive customers, all of whom are believed to be potential customers for CCC's products. CCC believes, however, that the loss of a major customer or group of related customers may have a materially adverse effect on its operations.

Employees

As of December 31, 1999,  the CCC workforce consisted of 21 full time employees.

Technology

     CCC's electronic products are all relatively low technology. CCC believes these products are not subject to sudden obsolescence since they represent basic elements common to a wide variety of existing electronic circuit designs. At the same time, there can be no assurance that advances and changes in technology, manufacturing processes and other factors will not affect the market for CCC's products.

Competition

     CCC  competes  in the sale of its  batteries  and  battery  packs with many companies located in the United States, Mexico and Asia. In sales of its electronic components, CCC faces competition from many large electronic distributors as well as from factory direct sale outlets throughout the United States as well as other importers and exporters in Asia. Many competitors of CCC are substantially larger and have greater resources than CCC.

Environmental Matters

     CCC believes it is in material compliance with all relevant federal, state, and local environmental regulations and does not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

Patents and Trademarks

     Although CCC is the owner in Texas of the trademark "NIKKO" for batteries and electronic components, that trademark is not regarded as essential or necessary for the marketing of CCC's products. CCC does depend, in part, on the patents and trademarks of its vendors and suppliers, over which it has little control. It is possible that the loss of these marks, or the deregulation of their value, could have an adverse effect on CCC's business.

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

     CCC enjoys a close and beneficial non-exclusive relationship with a single supplier of a substantial portion of its battery products, the Panasonic Battery Sales Group of Matsushita Electric Corp. of America ("Panasonic"). CCC is a certified Panasonic Modification Center for the production of battery packs. CCC has also established relationships with other battery manufacturers from which CCC purchases substantial numbers of batteries. The loss of any of these relationships could have a materially adverse effect on CCC.

Research and Development

     During each of the last two fiscal years CCC did not expend in excess of ten thousand dollars on research and development of products.

Governmental Matters

     Except for usual and customary business and tax licenses and permits, and the licenses and permits described elsewhere herein, no governmental approval is required for the principal products/services of CCC, nor does CCC know of any existing or probable governmental regulations affecting CCC's activities.

                       AlphaNet Hospitality Systems, Inc.

     Founded in 1992, AlphaNet Hospitality Systems Inc. ("AlphaNet") is a leading supplier of business and connectivity solutions to the hospitality industry. Among AlphaNet's products are: InnFax(R), the private in-room facsimile and business service; InnConnect(TM), the company's new high-speed Internet access product for hotel guest and meeting rooms; InnPhone(R), an advanced two-line cordless telephone developed exclusively for hotels; and The Office(R), a 24-hour unattended "self-serve" hotel business center. AlphaNet's products can be found in hundreds of hotels around the world serving tens of thousands of guestrooms.

Products

     InnFax(R): AlphaNet's core product, InnFax, provides business travelers staying at leading hotels with a private, in-room fax machine. Users may send and receive faxes with complete confidentiality and at their convenience, on a unique, private fax number which is disabled on check-out so that the next guest has a different and unique number. In addition, the guest has access to a range of information services and in-room printing of the hotel bill. The latest InnFax machine, the IBC-5000, provides the benefits of the InnFax service with the additional features of plain paper PC printing and copying.

     InnFax  service  is  based  on  AlphaNet's  patent-protected  technologies, combining the facilities of the public switched telephone network with conventional radio frequency paging into a unique communications capability. This technology provides hotels with the capability of offering private in-room fax service, even in single-line rooms, without the significant capital expenditures otherwise required to rewire the hotel and upgrade telecom systems to make in-room fax possible.

     The Office(TM): The Office is an unattended "self-service" hotel business center. Credit card activated, The Office provides hotel guests with 24- hour convenient access to various office services. Hotel guests can utilize a personal computer loaded with popular business software, have access to the Internet and Email, as well as document printing, faxing and photocopying, all without ever having to leave the hotel. For hotels, particularly those within the fast growing mid-market/ limited service sector, The Office allows them to meet the needs of business travelers without the expense of added staff.

     InnConnect(TM):  In  July  of  1999,  AlphaNet  entered  into a  sales  and marketing agreement with a high-speed internet provider engaged in the installation and operation of high-speed Internet access systems, chiefly utilizing Digital Subscriber Line (DSL) technology. The agreement provides for AlphaNet to sell and market high-speed Internet access for hotel guest and meeting rooms, across the US and Canada. InnConnect is AlphaNet's private label for the services sold under the agreement with a high-speed internet provider.

     InnConnect provides hotel guests with the same fast and reliable Internet connection that they are accustomed to having in their offices and which cannot be achieved via a dial-up connection using a standard hotel dataport. Moreover, InnConnect takes the unprecedented stress off hotels' PBX systems that dial-up connections create, and that leads to both guest dissatisfaction and higher hotel operating costs.

     InnPhone(R): AlphaNet has continued to evolve as a single-source provider of business and connectivity solutions to the hospitality industry with its introduction of InnPhone, an advanced two-line cordless phone. With InnPhone, hotel guests will be able to roam around their room or suite while on the phone without being tied to fixed telephone.

Equipment

     AlphaNet purchases fax machines and office equipment from a leading brand name manufacturer in Japan. The manufacturer modifies facsimile machines to AlphaNet specifications. This allows the facsimile machines to operate as a part of a communications network so that business travelers or other individuals residing in hotel rooms can send and receive fax transmissions.

     AlphaNet also leases fax machines to hotels using third party lease arrangements. Hotels sign multi-year lease agreements with third party lease companies for fax machines, as alternative to having AlphaNet owned equipment on site. The leased equipment connects to AlphaNet communications and billing system. Approximately 10% of the installed fax machines are leased.

     The equipment necessary for The Office product line is obtained from brand name manufacturers and software suppliers and deployed in hotels under contract. The Office products contain modifications to allow for activity tracking, therefore individual usage is summarized for billing purposes that is provided to AlphaNet and the hotel.

AlphaNet acts as a sales agent for both its InnConnect and InnPhone products.

Client Base

     AlphaNet sells its product line at both chain/management company and individual property levels. Among its 370 hotel clients are properties represented by more than 20 brands, such as Hyatt, Marriott, Loews, Fairmont, and Sheraton, to name a few. AlphaNet's InnFax service can be found in every
                                       8

"Business Class" room of the Hyatt chain and in many leading luxury properties such as The Waldorf-Astoria, Plaza Hotel, New York Palace Hotel and The Mansion on Turtle Creek.

Employees

     AlphaNet is headquartered in Ramsey, New Jersey, a suburb of New York City, and maintains a significant office in Toronto, Canada and a small depot repair facility in Colorado Springs. AlphaNet's CEO and the sales and marketing management and support staff are located in New Jersey. Operations, Customer Service, R&D and Finance reside in the Toronto facility. The three sales managers and the inside sales representative work from their homes, as do three installation managers located in New York, Chicago and the Washington, DC area. AlphaNet employs a total of 37 people.

Sales and Marketing

     AlphaNet sells its products and services through a direct sales force comprised of three regional sales managers and an inside sales representative, led by the Vice President of Marketing. The regional sales managers, working from their homes in New York, Chicago and San Jose, California, each are respectively responsible for the Eastern, Central and Western United States and Canada. In addition, senior management of AlphaNet takes an active roll in sales and sales management.

     The sales force is supported by trade advertising and extensive use of highly targeted direct mail. AlphaNet also typically exhibits at two major industry trade shows each year.

Technology

     AlphaNet holds a number of patents allowing individual fax machines to work in concert with communications networks. AlphaNet purchases fax machines and office equipment obtained from brand name manufacturers. Manufacturers may make modifications to their equipment as per AlphaNet specifications for communications network accessibility.

Patents and Trade Marks

     AlphaNet holds a number patents allowing individual fax machines to work in concert with communications networks.

     InnFax and InnPhone are copyrighted by AlphaNet. The Office and InnConnect are AlphaNet registered trademarks.

Competition

     In part due to its first to market advantage and proven technology and support capabilities, AlphaNet does not have significant competition to its InnFax business. The market for high-speed Internet access is very competitive, with some 30 providers. There are two established competitors to AlphaNet's The Office product and many distributors of hotel telephones.

Sources and Availability of Services

     AlphaNet relies upon the facilities and services of various telephone and communications common carriers. Those relationships are defined under contract by multiyear agreements that have, and continue to, satisfy AlphaNet's needs.
                                       9

AlphaNet relies on one manufacturer to provide it with fax machines.

Government Matters

     Except for the usual and customary business and tax licenses and permits, no government approval is required for the principal products / services of AlphaNet nor does AlphaNet know of any existing or probable government regulations affecting AlphaNet activities.

Item 2.  Description of Property

     AlphaNet occupies leased office space in Toronto (7,300 square feet), New Jersey (2600 square feet) and Colorado (400 square feet). The "per month" lease cost are as follows:

                  Toronto           $11,420
                  New Jersey          4,200
                  Colorado              550

     The Toronto property is on a month to month lease as the new lease is under negotiation. The New Jersey lease expires on July 31, 2000. The Colorado Lease expires on March 1, 2001.

     CCC occupies an industrial office building complex and parking facility owned by La Taste Enterprises, a partnership of Craig D. La Taste, former director and former President of CCC. CCC utilizes the entire property, which includes approximately 23,000 square feet of office and warehouse building and 7,000 square feet of open fenced and paved parking and storage areas. CCC has entered into a lease effective March 1, 2000 for five years at a rate of $8,400 per month. The building space includes approximately 4,000 square feet of office space, 4,000 square feet of assembly space used in the CCC's battery pack business, with the balance of the space dedicated to warehousing, storage, shipping and receiving operations.

     On August 1, 1998, the TEI leased a 1,500 square feet office in New York City. This office serves as TEI's Corporate Headquarters and is being leased for $5,000 monthly. The lease expired July 31, 1999, and is now on a month to month basis.

Item 3. Legal Proceedings

     Martin Frank, a former employee of CCC, has filed an arbitration claim with the American Arbitration Association against CCC and TEI for breach of his employment agreement. CCC and TEI are unable at this time to determine the amount of their liability, if Frank prevails in the proceeding. Mr. Frank claims damages in excess of $2,500,000. A decision of the arbitration panel is expected by the end of April 2000.

     AlphaNet has been the defendant in a lawsuit filed by a competitor claiming that AlphaNet's The Office product infringes on a patent assigned to the said competitor. In order to end this litigation and the resultant legal fees, AlphaNet has been negotiating a settlement with the competitor. AlphaNet believes that the litigation will not have a material impact on AlphaNet regardless of whether the case proceeds or is settled.

Item 4. Submission of Matters to a Vote of Security Holders

None
                                       10


                                     Part II

Item 5. Market for Company's Common Equity and Related Stock Matters

     The Common Stock, Units, Class A Preferred Stock and Warrants of the Company are traded on the OTC Market under the symbols TELE, TELEU, TELEP and TELEW, respectively. On December 31, 1999, the last sales price of the Company's Common Stock, Units and Warrants was $1, $2 3/4, and $1/16, respectively. The Class A Preferred Stock has been traded with the Units and has not been separately quoted. During 1999, the Company sold 2,214,014 shares of Common Stock through private placement for gross proceeds of $1,448,750. The sale was made to accredited and related investors.

No dividends have been declared or paid on the Common Stock.

     The Company has paid all dividends, which have accrued on the Class A Preferred Stock. Dividends accrue at an annual rate of $36.75 and are payable in quarterly arrears on the last day of March, June, October, and December of each year. At the option of the Company, dividends are payable either in cash or shares of Common Stock.

     As of February 28, 2000, there were approximately 8,089,874 shares of Common Stock issued and outstanding held by 588 shareholders of record of the Common Stock of the Company.

     On April 7, 1999, the Company was informed by NASDAQ that its securities were delisted effective April 7, 1999, for failure to file a timely annual report on Form 10-KSB. The Company failed in its appeal to have the decision reversed and is currently trading on OTC Bulletin Board. The Company is still considering its options to be listed on NASDAQ again.

     The following table sets forth the high and low prices of the Company's Common Stock on a quarterly basis for the calendar years 1996, 1997, 1998 and 1999.
                                              Common Stock Price

                  Calendar Period              High              Low
                  1996:
                           First Quarter.......$4.00            $2.125
                           Second Quarter......$1.875           $0.625
                           Third Quarter.......$1.50            $0.75
                           Fourth Quarter......$2.25            $1.375
                  1997:
                           First Quarter.......$3.25            $1.625
                           Second Quarter......$2.75            $1.50
                           Third Quarter.......$4.375           $1.625
                  1998:
                           First Quarter.......$3.938           $2.375
                           Second Quarter......$3.50            $2.375
                           Third Quarter.......$2.813           $1.375
                           Fourth Quarter......$4.25            $0.875
                  1999:
                           First Quarter.......$2.688           $1.00
                           Second Quarter......$1.188           $0.25
                           Third Quarter.......$1.312           $0.688
                           Fourth Quarter......$1.063           $0.625


                                       11

Item 6. Management's Discussion and Analysis of Financial Condition and Results Operations

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

Results of Operations

     FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998. The Company's results of operations for the year ended December 31, 1999 versus the year ended December 31, 1998 were significantly impacted by the acquisition of AlphaNet Hospitality Systems, Inc. completed on October 22, 1999, the de-consolidation of US Computer Group, Inc. on February 25, 1999, and a significant increase in sales at Computer Components Corporation.

Revenues

     For the year ended December 31, 1999, the Company had sales of $18,650,674, a decrease of $6,262,357 (25.137%), compared to sales of $24,913,031 during the same period in 1998. The significant decrease in revenues was due to the de-consolidation of USCG. USCG had sales contributing to the Company's revenues in 1999 first quarter of $3,187,661 and AlphaNet contributed sales of $2,312,191 in the fourth quarter of 1999.

     CCC recorded revenues for the year ended December 31, 1999 of $13,150,822, compared to $8,006,535 for the same period in 1998, an increase of $5,144,287 (64.25%). This increase in revenues was primarily due to management's decision to shift their focus from components to the battery industry and the jumpstart program which they started in 1999.

     AlphaNet recorded revenues for the fourth quarter 1999 of $2,312,191, with no contribution in the comparable period in 1998.

     The Company recognized a loss from operations of $3,008,196 for the year ended December 31, 1999, compared to a loss of $4,438,491 during the same period in the prior year, a decrease in net losses of $1,430,295 (32.25%). The decreased loss as compared to 1998 was due primarily to the de-consolidation of USCG in 1999. USCG's cost of goods sold and direct servicing cost in 1998 was $17,588,858 compared to 1999 $2,496,303 and their general and administrative expenses were $10,564,336 in 1998 to $2,064,840 in 1999.

     The 1999 loss from operations was mainly attributable to the losses incurred by AlphaNet for the last quarter of 1999, by USCG during the first quarter of 1999 and by overhead expenses incurred by the parent company. The majority of these overhead expenses were salaries, legal and professional fees. Because of CCC's increased revenues for 1999, this entity reflected a profit from operations of approximately $276,000 for the year. Both CCC and TEI
                                       12


incurred expenses relating to the write off of loans made to USCG that were deemed uncollectible at year end. The amount of these notes that were written off during 1999 was $472,344.

Cost of Goods Sold and Direct Servicing Costs

     The Company's cost of goods sold and direct servicing costs, decreased to $13,528,488 in the year ended December 31, 1999 from $17,588,858 during the same period during 1998, a decrease of $4,060,370 (23.08%). The decrease in cost of goods sold and direct servicing costs is attributable to the de-consolidation of USCG, which contributed cost of goods sold and direct servicing costs of $2,496,030 during the first quarter with no contribution during the remaining period in 1999.

     CCC's costs of goods sold increased by $4,455,525, to $10,577,578 for the year ended December 31, 1999, compared to $6,122,053 for the same period in 1998. Overall, cost of goods as a percentage of sales increased to 72.5% in the year ended December 31, 1999, from 70.6% during the same period in 1998. These increased costs are largely attributable to CCC increasing revenues for 1999. The Company has expanded its sales base to include a large volume customer with a lower profit margin than many of the other customers. Also, as part of the overall plan for increasing revenues by concentrating more on batteries and battery related products, the gross margin has declined because these products have a lower margin than electronic components. Management believes it has compensated for that loss of margin, and will continue to do so, with the increases in volume.

     AlphaNet's cost of goods sold in the fourth quarter of 1999 was $562,831.

Selling, General and Administrative Expenses

     The Company's selling, general and administrative expenses (or "S,G &A"), decreased to $6,796,921 for the year ended December 31, 1999, compared to $9,395,513 for the year ended December 31, 1998, a decrease of $2,598,592 (27.66%). The decrease in selling, general and administrative expenses was due to de-consolidation operations of USCG, which contributed general and administrative expenses of $2,064,840 in the first period of 1999, with no contribution during the remaining period of 1999.

     CCC's selling, general and administrative expenses increased by $167,072 (7.451%), to $2,409,483 for the year ended December 31, 1999, compared to $2,242,411 during the same period ended December 31, 1998. At December 31, 1999, CCC incurred a bad debt expense of $272,864 on a loan that was made to USCG. Had it not been for this bad debt, the Company S,G & A expenses would have been lower than during 1998.

     AlphaNet's selling, general and administrative expenses in the fourth quarter 1999 was $2,604,454 of which $956,647 was depreciation of revenue producing assets. The last quarter of 1999 was abnormally high due to accounting, legal and loan refinancing costs incurred by AlphaNet in connection with its acquisition by the Company.

Inventory

     CCC monitors potential inventory adjustments on an ongoing basis and increased its inventory allowance periodically throughout Fiscal 1999. During 1999, the Company recorded an additional provision of $107,951 for obsolete

                                       13


inventory compared to a provision of $1,250,798 in 1998, a substantial portion of which was for USCG.

Depreciation and Amortization Expense

     The Company incurred $1,225,510 in depreciation and amortization for the year ending December 31, 1999, compared to $1,116,353 in 1998 an increase of $109,157 (9.7%). The majority of the depreciation expense is contributed to AlphaNet which incurred $967,153. USCG incurred depreciation and amortization cost of $181,803 in 1999 compared to $1,060,737 in 1998.

Amortization of Excess of Net Assets of Company Acquired over Cost

     The Company also has an excess of net assets of Company acquired over cost which is associated with the purchase of AlphaNet which is being amortized of which the Company incurred $130,101 in 1999.

Interest Expense

     The  Company  incurred  $552,536  in  interest  expense  for the year ended
December 31, 1999, compared to $684,120 during the same period in 1998, a decrease of $131,584 (19.23%). The majority of the interest expense is attributable to USCG, which incurred $122,525 in interest the first quarter and AlphaNet which incurred $370,530 in the fourth quarter of 1999. AlphaNet interest expense was larger than expected due to an interest penalty for early retirement of an AlphaNet financing arrangement with a third party.

Income Tax Expense

     The expected income tax benefit for 1999 and 1998 resulting from the net loss has a 100% valuation allowance recorded against it for both periods due to the uncertainty of generating future taxable revenue.

Liquidity

     As of December 31, 1999, the Company had cash and cash equivalents of $894,261. By comparison on December 31, 1998, the Company had approximately $1,399,060 in cash and cash equivalents.

Cash Flow From Operations

     Cash provided by operations for 1999 was $290,669 compared to cash used in operators of $1,833,921 in 1998. The major components of cash flows from operations in 1999 included a decrease of $702,657 in inventory due to management watching inventory turnover, an increase of $387,316 in prepaid expenses due advance payments to oversea vendors. Capitalization of loan costs increased to $228,768 due to refinancing of several Company loans. Accrued liabilities increased $867,803 due to property tax liability, accrued vacation, bonuses, salary, and accrued note interest.

                                       14


Cash Flow From Investing Activities

     Cash used by investing activities in 1999 was $2,154,980 compared to $195,653 in 1998. The Company used $994,235 to an acquire AlphaNet compared to acquisition cost of $188,613 in 1998. In 1999, the Company purchased $260,294 in short term investments, advanced USCG $472,344 in loans which the Company had to write off and the cash decreased from the de-consolidation of USCG was $316,262.

Cash Flow From Financing Activities

     Cash provided by financing activities was $1,359,512 and $1,510,030 in 1999 and 1998 respectively. The Company received proceeds on sale of common and preferred shares of $1,448,750 and proceeds from additional long-term debt in the amount of $2,375,000. The Company used cash of $1,060,557 on their current bank lines of credit and $1,428,681 on some long-term debt in 1999.

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

     The amount and rate of growth in the Company's marketing and general and administrative expenses; the implementation of additional pricing programs; and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures. Difficulties or delays in the development, production, testing and marketing of

                                       15

products, including, but not limited to, a failure to ship new products and technologies when anticipated.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons

                  (a) At  March 31, 2000,  the  following  persons  served  as directors and executive officers of TEI:

     Name and Age                    Position with Company               Since

     William Tan Kim Wah (57)         Chairman of the Board,              1997
                                      President, Chief Executive
                                      Officer and Director
                                       16


     Sadasuke Gomi (29)               Director (1)                        1997

     Ian Colin Edmonds (28)           Director                            1997
                                      Vice President                      1999

     Julie Sansom-Reese (37)          Interim Chief Financial Officer     1999

     Mee Mee Tan (26)                 Corporate Secretary                 1998

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

     Julie Sansom-Reese was appointed Interim Chief Financial Officer November 3, 1999.

MeeMee Tan was appointed Corporate Secretary of the Company on February 16,1998.

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

     Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the 1999 fiscal year its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

           (c) Significant and Key Employees:

           David Arnold (64) President of CCC as of January 14, 1999

           Randy Hardin (40) Chief Executive Officer of CCC as of January 14,
           1999
                                       17


                Julie A. Sansom-Reese (37) Chief Financial Officer of CCC and Interim Chief Financial Officer of TEI

                Mark  Holzberg  (39)   President   since   1995   an   appointed
                Chief   Executive   Officer  and Director of AlphaNet in October
                1996.

                Didler (DJ) Vallauri (35) Vice President, Marketing and Business Development, joined AlphaNet in November 1996.

                Ian Kindred ( 52) Vice President, Worldwide Operations, joined AlphaNet in 1992.

           (d) Business Experience:

     WILLIAM TAN KIM WAH, Chairman of the Board, Chief Executive Officer, President and Director. Mr. Tan was elected to these offices on February 11, 1997. For the past twenty years, Mr. William Tan Kim Wah has been active as an entrepreneur in the fields of finance, general insurance, property development and management. Mr. William Tan Kim Wah has held senior management positions in a number of financing, insurance, textile, property development and related businesses.

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

     JULIE SANSOM-REESE, Interim Chief Financial Officer. Ms. Sansom-Reese earned a BA degree from Texas Tech University, Lubbock, Texas. Since August 1986, she has served as the Chief Financial Officer of Computer Components Corporation, the Company's subsidiary. She has served has the CFO for the Company in the period 1992 thru June 1996, when she resigned, and was re-appointed as Interim CFO November 1999.

     MEEMEE TAN, Corporate Secretary. Ms.Tan holds a BS in Marketing and a minor in Statistics from University of Denver, Colorado. Prior to joining TEI, Ms. Tan was an intern at Prudential Securities in Denver, Colorado. She is the daughter of Mr. William Tan Kim Wah.

     DAVID ARNOLD, President and Director of CCC. Since January 1987, Mr. Arnold has served as Vice President of Dunbar Associates, Inc., now merged into Computer Components Corporation. On January 12, 1999, Mr. Arnold was appointed Vice President of CCC. In addition to serving in his new position, Mr. Arnold will continue to oversee the battery assembly operation, as well as, purchasing and inventory control functions. Mr. Arnold was born in Portsmouth, Ohio, and received a public school education there. Mr. Arnold earned a BA degree from Ohio Wesleyan University, Delaware, Ohio, and a BSEE degree from Case Institute of Technology, Cleveland, Ohio.
                                       18


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

     MARK HOLZBERG, President and CEO, Mark H. Holzberg was named President of AlphaNet in November 1995, and was given the added title of CEO in October 1996. Mr. Holzberg is responsible for the Company's business worldwide. Before joining AlphaNet in October 1992, Mr. Holzberg held a number of senior executive and consulting positions. As a consultant with Graycon Group, a national management consulting firm with a practice in the travel and financial industries, he was responsible for a number of business development and management consulting assignments for clients that included AT&T. Mr. Holzberg is a Phi Beta Kappa graduate of George Washington University and Georgetown University's Army ROTC program.

     DIDLER (DJ) VALLAURI, Vice President, Marketing and Business Development joined AlphaNet in November 1996. His responsibilities include managing the InnFax and The Office brands and developing new business opportunities for the company. Prior to joining AlphaNet, Mr. Vallauri served as Director of Marketing and Business Development for Avis' Wizcom International. He has also held sales and marketing positions with Meridien Hotels, Utell International, and AMR's TeleService Resources.

     IAN KINDRED, Vice President, Worldwide Operations, joined AlphaNet in 1992 to create and manage InnFax operations, engineering and customer service in North America, as well as providing operations support to AlphaNet's InnFax licensees around the world. Mr. Kindred has 18 years' experience in the high-tech sector, and has held management positions at Panacom Automation, Hewlett-Packard and Varity Corporation.

     No family relationship exist among any of the executive officers or directors of the Company or chosen to become directors or executive officers, except that MeeMee Tan is the daughter of Mr. William Tan Kim Wah .

Item 10. Executive Compensation

     The following table sets forth the aggregate cash compensation paid by the Company during its year ended December 31, 1999, 1998 and 1997 to the CEO of the Company and each of the Company's executive officers whose total cash compensation from the Company exceeded $100,000, and to all executive officers as a group.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                       Annual Compensation     Long-Term Compensation
                     ------------------------  ---------------------------------
                                               Awards                   Payouts
---------- --------- ------ ----- -----------  ----------  ------------ --------
Name and   Fiscal    Salary Bonus Other        Restricted  Securities   LTIP
Principal  Year      ($)    ($)   Annual       stock       Underlying   Payouts
Position   Ended                  Compensation award(s)    Options/     ($)
           Dec. 31                ($) (1)      ($)         SARs (#)
---------- --------- ------ ----- -----------  ----------  ------------ --------
                                       19


William     1999          0     0           0                  400,000        0
Tan Kim
Wah,        1998          0     0           0    $244,620      100,000        0
Chairman                                         (2a)          (2b)
of the      1997          0     0           0    $393,750            0        0
Board,                                           (2b)
President
and CEO
of TEI
---------- -------- ------- ----- -----------  ----------  ------------ --------
Randy T.    1999   $103,231 $90,000        0          0        200,000        0
Hardin,
Chief
Executive
of CCC
---------- -------- ------- ----- -----------  ----------  ------------ --------
Craig D.    1998   $ 77,423     0      $1,391(1)        0            0        0
La Taste
President   1997   $ 75,000 $50,000    $1,391(1)        0            0  $99,651
of CCC*
---------- -------- ------- ----- -----------  ----------  ------------ --------
Mark        1999   $ 49,808 $62,233    $3,328(1)        0       50,000        0
Holzberg,
Chief
Executive
Officer &
President
of AlphaNet
---------- -------- ------- ----- -----------  ----------  ------------ --------
Alan        1998   $ 29,167     0           0           0             0        0
Andrus
Chief
Executive   1997        N/A   N/A         N/A         N/A           N/A      N/A
Officer of
USCG
---------- -------- ------- ----- -----------  ----------  ------------ --------
Stephen     1998   $237,523     0           0           0             0        0
Davies              (5)
President
& CEO of    1997                0           0           0             0        0
USCG               $202,190
until Jan,          (5)
1999
---------- -------- ------- ----- -----------  ----------  ------------ --------
Steven      1999   $ 30,000     0    $146,126           0       37,500         0
Scott,
Executive   1998   $190,000     0           0    $ 15,900       50,000 (3)     0
Vice                                                                   (4)
President
of TEI      1997   $ 75,000     0           0    $112,500             0        0
---------- -------- ------- ----- -----------  ----------  ------------ --------
     *Mr.  La Taste  served  as  Chairman  of the  Board,  President  and  Chief
Executive Officer of TEI until February 11, 1997 when he was replaced by Mr. William Tan Kim Wah. Mr. La Taste resigned as President and CEO of CCC, and on January 12, 1999, was subsequently replaced by David Arnold and Randy Hardin, as President and CEO respectively.
                                       20


(1) Represents non-cash compensation in the form of use of a car and related expenses and life insurance.

     (2a) On November 18, 1998, the Company agreed on an annual compensation of $360,000 including expenses, effective February 1998, for Mr. Tan's services. On December 15, 1998, the Company issued to Mr. Tan 400,000 shares of Common Stock in lieu of payment of Mr. Tan's 1998 accrued salary in consideration for services provided by Mr. Tan. On December 22, 1999, the Company and Mr. Tan rescinded this of 400,000 shares to him. Mr. Tan returned the shares to the Company and has waived all compensation due him for his services to the Company.

     (2b) In February 1998, the Company agreed to pay Mr. Tan $10,000 per month for services rendered in 1997 as the Company's Chairman of the Board, President and Chief Executive Officer. On February 20, 1998, the Company issued to Mr. Tan 100,000 shares of Common Stock, valued at $2.25 per share, in lieu of payment of Mr. Tan's 1997 accrued salary, and an additional 75,000 shares of Common Stock in repayment of expenses and advances incurred by Mr. Tan on behalf of the Company. Concurrently with the issuance of the foregoing shares, the Company granted to Mr. Tan options to acquire 100,000 shares of Common Stock, which options are exercisable over a period of two years from the date of issuance, at an exercise price of $5.00 per share.

(3) On February 20, 1998, the Company issued to Mr. Steven Scott, Executive Vice President of the Company, 50,000 shares of Common Stock, valued at $2.25 per share, as consideration for services rendered to the Company in 1997. Concurrently with the issuance of the foregoing shares, the Company granted to Mr. Scott options to acquire an additional 50,000 shares of Common Stock, exercisable over a period of two years from the date of issuance, at an exercise price of $0.75.

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

     1997 Incentive Stock Option Plan. On July 12, 1996 the Company's Board of Directors approved and adopted the 1997 Incentive Stock Option Plan (the "1997
                                       21


Plan") for an aggregate of 250,000 shares of Common Stock. The 1997 Plan was adopted by the Shareholders of the Company at its annual meeting on July 18, 1997. No options have been granted under the 1997 Plan. The 1997 Plan is substantially identical to the 1995 Plan except as to the number of options (250,000) and the expiration date of granting of options under the 1997 Plan is December 31, 1999. The 1997 Plan was ratified at the Company's annual meeting of shareholders in July 1997.

     1999 Incentive Stock Option Plan. In August 1999, the Company's Board of Directors approved and adopted the 1999 Incentive Stock Option Plan (the "1999 Plan") for an aggregate of 1,300,000 shares of Common Stock. The 1999 Plan is substantially identical to the 1995 and 1997 Plans.

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

     Option Exercises in 1997 and 1998. No options were exercised by the Named Executives during 1997 and 1998.

     Option Grants in 1998. The Company did not grant any options under the 1997 Plan or the 1995 Plan in fiscal 1998.

     Option Grants in 1999. The Board granted options for 1,246,500 shares of Common Stock of the Company under the 1999 Plan. The options were granted to personnel of CCC, AlphaNet and TEI for their performance, contribution to the Company and the closing of the AlphaNet transaction.

     Option Exercise in 1999. No options were exercised during fiscal year 1999.

     The following table provides certain information concerning unexercised options held as of December 31, 1999, by the Named Executives who held options at the end of 1999:

                                       22


--------  ---------  ------- -----------------------     ----------------------
                             (d)                           (e)
                             Number of Securities          Value of Unexercised
                             Underlying Unexercised        In-the-Money
                             Options at                    Options at
                             December  31, 1999            December  31,
                                                           1999($)(1)

(a)         (b)      (c)     Exercisable                       Exercisable


           Shares    Value
   Name    Acquired  Realized($)
           Upon
           Exercise

William
Kim Wah    -0-         -0-      500,000                  375,000

Ian       - 0-         -0-      200,000                  150,000
Edmonds

Sadasuke
Gomi      - 0-         -0-      100,000                   75,000
--------  ---------  ------- -----------------------     ----------------------
(1)The value of the "in-the-money" options represents the difference between the exercise price of such options, and $1.00, the closing sale price of the Common Stock on December 31, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of February 28, 2000, the only persons known to the Company to be the beneficial owners of more than 5% and owned by each director and executive officer by all directors and executive officers as a group of the Company's Common Stock and Series A Preferred Stock:

------------------  ------------  ---------  ------------  ---------   --------
                    Common                   Series A
                    Stock                    Stock
                    ------                   --------
                    Amount                   Amount
                    and                      and
                    Nature of                Nature of                 % of
                    Beneficial    % of       Beneficial    % of        Voting
Name and Address    Ownership(1)  Class(2)   Ownership(1)  Class(2)    Power(3)
------------------  ------------  ---------  ------------  ---------   --------
William Tan          3,467,546       42.86%     5,000         4.18%      13.48%
Kim Wah, President   Direct                    (through
and CEO              and Indirect              ownership of
No. 18 Jalan Sri     (4)                       5,000 units)
Semantan 1
Damansara Heights
50490
Kuala Lumpur
Malaysia
                                       23


------------------  ------------  ---------  ------------  ---------   --------
Gin Securities, Ltd. 1,163,636(9)   14.38%         0          0           7.19%
11 Jalan Medang
Bukit Bandaraya
59100 Kuala Lumpur
Malaysia
------------------  ------------  ---------  ------------  ---------   --------
Pricewaterhouse      1,100,000      13.60%         0          0          13.60%
Coopers, Inc.
145 King Street W
Toronto Ontario
Canada
M5H 1V8
------------------  ------------  ---------  ------------  ---------   --------
Jenny Jechart       1,094,696(10)  12.59%         0           0           6.29%
10724 Wilshire Blvd.
Los Angeles, CA 90024
------------------  ------------  ---------  ------------  ---------   --------
Jason Tan Highway    668,000(7)      8.26%         0          0           4.13%
Wisma Cosway #12-02, Direct
Jln.
Raja Chulan
50200 Kuala Lumpur, Maylysia
------------------  ------------  ---------  ------------  ---------   --------
Wooi Hou Tan         666,000(8)      8.23%         0          0           4.12%
First Floor Flat     Direct
53 Gloucester Road
London, England  SW74QN
United Kingdom
------------------  ------------  ---------  ------------  ---------   --------
Mutsuko Gomi         666,000(8)      8.23%         0          0           4.12%
1367-31 Kawana
Ito-Shi,
Japan 414
------------------  ------------  ---------  ------------  ---------   --------
Craig D. La Taste    542,979         6.71%         0         0            6.30%
4300 Wiley Post Rd.  Direct(5)
Dallas, TX 75244
USA
------------------  ------------  ---------  ------------  ---------   --------
Mee Mee Tan,        535,000(11)      8.21%         0         0            4.37%
Secretary           Indirect
477 Madison Ave,
24th Floor
New York, NY 10022
------------------  ------------  ---------  ------------  ---------   --------
Sadasuke Gomi,      387,150          4.79%         0         0            2.25%
Director            Direct and
477 Madison Ave,     Indirect(12)
24th Floor
New York, NY 10022
------------------  ------------  ---------  ------------  ---------   --------
Synergy System       385,000         4.76%         0         0            2.53%
Limited              Direct(6)
3A Lauderdale Road
Maida Vale
London W9 1LT
United Kingdom
                                       24


------------------  ------------  ---------  ------------  ---------   --------
                       385,000       4.76%         0         0            2.53%
Block 126 #19-372    Indirect(6)
Bukit Merah View
Singapore 151126
------------------  ------------  ---------  ------------  ---------   --------
Fleet Security       385,000         4.76%         0         0            2.53%
Investment Ltd.      Indirect(6)
P.O. Box 901
Road Town
British Virgin Islands
------------------  ------------  ---------  ------------  ---------   --------
Asean Broker Limited 385,000         4.76%         0         0            2.53%
Flat 1, 51 Queens    Indirect(6)
Gate Terrace
London, SW7 5PL
United Kingdom
------------------  ------------  ---------  ------------  ---------   --------
Eurasia Securities,  385,000         4.76%         0         0            2.53%
Ltd.                 Indirect(6)
No. 11 Jalan Medang
Bukit Bandaraya
59100 Kuala Lumpur
Malaysia
------------------  ------------  ---------  ------------  ---------   --------
Ian Colin Edmonds,   200,000(13)     2.47%         0          0              0
Vice President
477 Madison Ave,
24th Floor
New York, NY 10022
------------------  ------------  ---------  ------------  ---------   --------
All Directors       4,589,696       56.73%     5,000        2.70%        2.70%
and Executive
Officers as a Group
(6 persons)
------------------  ------------  ---------  ------------  ---------   --------
(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares (other than shares subject to options).

(2) Percent of class is based on the number of shares outstanding as of February 28, 2000. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options or other convertible rights issued by the Company which are not exercisable within 60 days from the date hereof.

(3) In order to reflect the voting rights of the Common Stock and Series A Stock as of February 28, 2000 based on shares which a holder has the right to acquire within 60 days, if such right has not been exercised as of February 28, 2000. However, all shares which a holder has the right to acquire within 60 days, are accounted for in the percentage of class calculations for each of the individual type of securities accounted for in this table. See footnote 2 above.

                                       25


(4) Includes (i) 75,000 shares directly held by Mr. Tan, (ii) options to acquire 500,000 shares of common stock exercisable within 60 days of February 28, 2000. (iii) 288,000 shares of common stock, 100,000 options to purchase common stock and 1,050,000 warrants to purchase stock held by Placement & Acceptance, Inc., (both exercisable within 60 days of February 28, 2000), a company of which Mr Tan is a director and officer. (iv) 727,273 shares of common stock and 727,273 warrants to purchase shares of common stock held by Ventures International, Ltd., a company of which Mr. Tan is a director and officer. (v) 5,000 Units, with each Unit convertible within 60 days of February 28, 2000 into one share of common stock and one share of Preferred Stock, of which one share of Preferred Stock is convertible into two shares of common stock.

(5) Mr. La Taste has direct ownership of 433,732 shares of Common Stock, and as of February 28, 2000 as a partner of La Taste Enterprise (with his two children), he is owner of 16,667 shares of Common Stock which shares have been included in the percent of shares shown herein. In addition, Mr. La Taste has been issued 35,000 options, each to acquire one share of Common Stock. 26,250 of such options are exercisable within 60 days of February 28, 2000, and are included in the percent of shares shown herein. Mr. La Taste's wife, Jacqueline Green La Taste, is the owner of 24,213 shares of Common Stock which she received in 1994 as an inheritance. Mr. La Taste disclaims any beneficial interest in these shares. Mr. La Taste's children are beneficiaries of the La Taste Children's Trust, which owns 46,317 shares of Common Stock of the Company. Mr. La Taste also disclaims any beneficial interest in these shares.

(6) Includes, in each case, options to acquire 180,000 shares of Common Stock, which are currently exercisable.

(7) Includes options to acquire 334,000 shares of common stock exercisable within 60 days of February 28, 2000.

(8) Includes options to acquire 333,000 shares of common stock exercisable within 60 days of February 28, 2000.

(9) Includes (i) 581,818 shares of Common Stock, (ii) 581,818 warrants exercisable within 60 days of February 28, 2000.

(10) Includes (i) 509,091 shares of Common Stock, (ii) 509,091 warrants exercisable within 60 days of February 28, 2000 and (iii) 76,514 warrants exercisable within 60 days of February 28, 2000 owned by AlphaNet Funding, LLC which Ms. Jechart is the principal.

(11) Includes (i) 205,000 shares held by Ms. Tan and the options to acquire 180,000 shares of common stock exercisable within 60 days of February 28, 2000 attributed to her through Equator Holdings, Inc. a company of which Ms. Tan is a director and officer. (ii) 150,000 options held directly by Ms. Tan to acquire shares of common stock within 60 days of February 28, 2000.

(12) Includes (i) 385,000 shares held by Mr. Gomi are attributed to him through Fleet Security Investments, Inc., of which Mr. Gomi is a director. This sum also includes options to acquire 180,000 shars of common stock exercisable within 60 days of February 28, 2000. (ii) 2,150 shares are directly held by Mr. Gomi.
                                       26


(13) Includes 200,000 options exercisable by Mr. Edmonds within 60 days of February 28, 2000.

Item 12. Certain Relationships and Related Transactions

     The Company leases its office and warehouse premises from La Taste Enterprises, a partnership comprised of Mr. La Taste and members of his family. The current lease is for a term ending December 31, 2001 and provides for an annual base rent of $67,200.

     On October 26, 1999, the Company completed the acquisition of AlphaNet. As part of this transaction, the Company arranged for a $2,525,000 credit facility for AlphaNet to refinance its existing indebtedness. $1,525,000 of the said indebtedness was refinanced through Appel Investments Inc. ("Appel"). William Tan Kim Wah's brother, Kim Yeow Tan is an officer of Appel. In conjunction with Appel's $1,525,000 loan to refinance AlphaNet indebtedness, AlphaNet paid a loan origination fee of $150,737. The remaining balance of the indebtedness is an interest only loan at 20.5% per annum. The principal of the indebtedness is due in full on October 26, 2001. As additional consideration for the refinancing, Appel Investments Inc. received 116,703 Warrants to purchase the Common Stock of the Company exercisable at $0.75 per share. The Warrants expire on October 20, 2004.

     The Company engaged Placement & Acceptance, Inc. ("PAI"), a British Virgin Islands corporation, to effect a private placement of securities, which was consummated in December 1997. Mr. Tan is a director and shareholder of PAI. PAI received fees of $112,000, inclusive of expenses, for acting as sales agent in the placement. The Company also engaged PAI in October, 1999 to effect a private placement of securities for the Company's acquisition of AlphaNet. PAI received a placement fee of 500,000 warrants in consideration for services rendered. In addition, the Company retained PAI to refinance the outstanding AlphaNet indebtedness required to complete the acquisition. PAI received a placement fee of 550,000 warrants in consideration for services rendered. The warrants are exercisable at $0.75 per share and expire on October 20, 2004.

     On February 25, 2000, the Company renegotiated and settled in full its $2.1 Million promissory note with PricewaterhouseCoopers, Inc. (Trustee of the Estate of AlphaNet Telecom Inc.) that composed part of the purchase price of the acquisition of AlphaNet. The promissory note was paid in full by the payment of $500,000 cash and the issuance of 1,100,000 shares of Common Stock. The $500,000 cash was raised by a loan from Caspic International, Inc. Mr. Tan is also a director and shareholder of Caspic International, Inc. The loan is due on May 25, 2000, bears an interest rate of 12% per annum payable monthly and is secured by a pledge of the shares of capital stock of AlphaNet. As additional consideration for the loan, the Company also issued warrants to purchase 250,000 shares of Common Stock at $0.73 per share (which was the market price on the day the transaction was negotiated), exercisable immediately, with an expiration date of February 25, 2005.

Item 13. Exhibits and Reports on Form 8-K

        (a) Exhibits

     The  following   exhibits  pursuant  to  Rule  601  of  Regulation  SB  are incorporated by reference to Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995, and amended on January 5, 1996 and January 23, 1996.
                                       27

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

               10.8 Employment Agreement between Computer Components Corporation and Craig D. La Taste, entered into February 11, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
1996).
                                       28


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

               21   Subsidiaries of Issuer

               27.1 Financial Data Schedule

      (b)  Reports on Form 8-K

     On November 15, 1999, the Company filed a report on Form 8-K reporting that it had acquired all of the issued and outstanding shares of capital stock of AlphaNet Hospitality Systems, Inc., a Delaware corporation and certain intellectual property, copyrights and trademarks utilized in AlphaNet's business from PricewaterhouseCoopers, Inc., in its capacity as Trustee of the Estate of AlphaNet Telecom Inc. a bankrupt.

     On January 5, 2000, the Company amended Form 8-K/A by submitting the financial statements, pro forma financial statements and exhibits of AlphaNet Hospitality Systems, Inc. for the year ended December 31, 1998 and the nine-months ended September 30, 1999.































                                       29


                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES


                           DECEMBER 31, 1999 AND 1998















































                                      F-1

                                       30


                          INDEX TO FINANCIAL STATEMENTS
                              FILED ON FORM 10-KSB

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                          Page

Report of Independent Certified Public Accountants.........................F-3

Financial Statements

     Consolidated Balance Sheets as of December 31, 1999 and 1998..........F-4

     Consolidated Statements of Operations
        for the years ended December 31, 1999 and 1998.....................F-6

     Consolidated Statement of Changes in Stockholders' Equity
        for the years ended December 31, 1999 and 1998.....................F-7

     Consolidated Statements of Cash Flows
        for the years ended December 31, 1999 and 1998.....................F-9

     Notes to Consolidated Financial Statements...........................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders and Board of Directors
Tech Electro Industries, Inc. and Subsidiaries

     We have audited the consolidated balance sheets of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                           KING GRIFFIN & ADAMSON P.C.



February 11, 2000, except for Note R for which the date is March 22, 2000 Dallas, Texas

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998



                                                       ASSETS

                                                      1999               1998
                                                  ----------       ------------
CURRENT ASSETS
   Cash and cash equivalents.....................$   894,261      $  1,399,060
   Certificate of deposit........................    260,294                 -
   Accounts and notes receivable
     Trade, net of allowance for doubtful
     accounts of $282,498 and $305,077 in
     1999 and 1998, respectively.................  3,352,887         2,879,528
     Notes.......................................    180,146           305,659
     Other.......................................     67,901            13,489
     Inventories, net ...........................  1,611,358         3,356,539
     Prepaid expenses and other..................    601,257           331,893
                                                  ----------        ----------

        Total current assets.....................  6,968,104         8,286,168
                                                  ----------        ----------
PROPERTY AND EQUIPMENT
   Facsimile and business center equipment.......  8,175,530                 -
   Other equipment...............................    959,814         1,305,001
   Furniture and fixtures........................    214,271           458,897
   Vehicles......................................     14,262           216,201
   Leasehold improvements........................     51,378           327,810
                                                  ----------        ----------
                                                   9,415,255         2,307,909
   Less accumulated depreciation and
     amortization................................ (1,426,888)       (1,410,085)
                                                  ----------        ----------
       Net property and equipment................  7,988,367           897,824
                                                  ----------        ----------

OTHER ASSETS
   Notes receivable, net of current portion......      7,031             7,031
   Contract rights, net..........................          -         4,608,349
   Deferred financing costs, net.................    688,875           199,193
   Other ........................................     26,461           182,029
                                                  ----------        ----------
       Total other assets........................    722,367         4,996,602
                                                  ----------        ----------
TOTAL ASSETS.....................................$15,678,838       $14,180,594
                                                 ===========       ===========


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                           December 31, 1999 and 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      1999               1998
                                                  -----------      ------------
CURRENT LIABILITIES
     Lines of credit..........................  $    389,532       $ 8,198,654
     Current portion of long-term debt........     2,316,796           215,300
     Trade accounts payable...................     1,846,642         3,349,682
     Accrued liabilities......................       948,687         1,354,335
     Deferred service liability...............             -         1,646,949
     Other liabilities........................        44,119           333,975
                                                 -----------      ------------
            Total current liabilities.........     5,545,776        15,098,895
                                                 -----------      ------------

LONG-TERM DEBT, less current portion..........     2,556,174            53,204
EXCESS OF NET ASSETS OF COMPANIES ACQUIRED
     OVER COST................................     4,033,132                 -
                                                 -----------      ------------
            Total liabilities.................    12,135,082        15,152,099

MINORITY INTEREST IN SUBSIDIARY...............             -         2,054,633

COMMITMENTS AND CONTINGENCIES (Note Q)

STOCKHOLDERS' EQUITY
   Preferred stock - $1.00 par value; 1,000,000
      shares authorized; 119,588 and 177,488
      Class A issued and outstanding in 1999 and
      1998, respectively; liquidation preference
      of $627,837 and $931,812 in 1999 and 1998,
      respectively.............................       119,588          177,488
   Common stock - $0.01 par value; 10,000,000
      shares authorized; 7,034,684 and 4,799,177
      shares issued and outstanding during 1999
      and 1998, respectively....................       70,347           47,992
   Additional paid-in capital...................   13,225,368        3,165,843
   Receivable from shareholder..................            -          (25,000)
   Accumulated deficit..........................   (9,871,547)      (6,392,461)
                                                  -----------     ------------
         Total stockholders' equity.............    3,543,756       (3,026,138)
                                                  -----------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...... $ 15,678,838    $  14,180,594
                                                 ============    =============


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 1999 and 1998

                                                 1999                   1998
                                           ------------           ------------
REVENUES
  Sales  ..............................  $   13,150,822      $      11,541,122
  Service Revenue......................       5,499,852             13,371,909
                                         --------------      -----------------
                                             18,650,674             24,913,031
COST OF REVENUES
  Cost of goods sold...................      10,469,627             11,327,817
  Direct servicing costs...............       3,058,861              6,261,041
                                         --------------      -----------------
                                             13,528,488             17,588,858

GROSS PROFIT...........................       5,122,186              7,324,173

OPERATING EXPENSES
  Selling, general and administrative..       6,796,921              9,395,513
  Inventory obsolescence provision.....         107,951              1,250,798
  Depreciation and amortization........       1,225,510              1,116,353
                                         --------------       ----------------
                                              8,130,382             11,762,664

LOSS FROM OPERATIONS...................      (3,008,196)            (4,438,491)

OTHER INCOME (EXPENSES)
  Interest income......................          37,794                 98,529
  Interest expense.....................        (552,536)              (684,120)
  Realized gain on sale of marketable
            securities.................               -                 71,439
  Amortization of excess of net assets
     of companies acquired over cost...          130,101                     -
  Amortization of deferred financing costs      (154,716)              (52,470)
  Other  ..............................          118,919                     -
                                          --------------       ---------------
                                                (420,438)             (566,622)

MINORITY INTEREST SHARE OF LOSS OF SUBSIDIARY          -                29,202
                                          --------------       ---------------
LOSS BEFORE PROVISION FOR INCOME TAXES.       (3,428,634)           (4,975,911)

PROVISION FOR INCOME TAXES.............                -                     -
                                          --------------       ---------------
NET LOSS...............................   $   (3,428,634)      $    (4,975,911)
                                          --------------       ---------------
Net loss attributable to common stockholders$ (3,479,086)      $    (5,058,245)
                                          ==============       ===============
Basic and diluted net loss per share
     attributable to common shareholders  $         (.63)      $         (1.26)
                                          ==============       ===============
Number of weighted-average shares of common
stock outstanding (basic and diluted)..        5,509,527             4,012,377
                                          ==============       ===============
            The accompanying footnotes are an integral part of these
                       consolidated financial statements.
                                      F-6

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998

                                                                                       (Accumulated
                    Preferred Stock      Common Stock      Additional                     Deficit)
                  Number of            Number of            paid-in     Shareholder      Retained     Marketable
                   Shares     Amount    Shares      Amount   Capital     Receivable      Earnings     Securities     Total
                  ---------  --------  ---------   --------  ----------  ------------   ------------    ----------   -----------
Balances at
January 1, 1998     319,934   $319,934   3,498,407 $34,985   $5,713,866  $         -     $(1,334,216)   $24,624       $4,759,193

Issuance of common
stock for cash and
 receivable               -          -     331,250   3,312      659,188            -               -          -          662,500

Conversions of
 preferred stock
 into common stock (142,446)  (142,446)    284,892   2,849      139,597            -               -          -                -

Repayment of
 shareholder loan         -          -     100,000   1,000       99,000      (25,000)              -          -           75,000

Common stock issued
 for compensation         -          -     551,650   5,516      765,257            -               -          -          770,773

Dividends paid by
 issuance of common
 stock                    -          -      32,978     330       82,004            -         (82,334)         -                -

Minority shareholder
 portion of share-
 holders deficit
 in connection with
 acquisition of U.S.
 Computer Group           -           -          -       -   (4,293,069)           -               -          -       (4,293,069)

Comprehensive income:

 Net loss for 1998        -           -          -       -            -            -      (4,975,911)         -

 Net unrealized loss
  on marketable
  securities              -           -          -       -            -            -               -    (24,624)

Total comprehensive
 income                   -           -          -       -            -            -               -          -       (5,000,535)

                  ---------    --------  ---------  ------   ----------   ----------      ----------  ---------      -----------
Balances at
 December 31, 1998  177,488     177,488  4,799,177  47,992    3,165,843      (25,000)     (6,392,461)         -       (3,026,138)

Issuance of common
 stock for cash           -           -  2,214,014  22,141    1,426,609            -               -          -        1,448,750

             The accompanying footnotes are an integral part of this
                        consolidated financial statement.
                                      F-7


              TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - Continued
                     Years ended December 31, 1999 and 1998

                                                                                    (Accumulated
                   Preferred Stock        Common Stock      Additional                   Deficit)
                  Number of            Number of            paid-in     Shareholder      Retained     Marketable
                   Shares     Amount    Shares      Amount   Capital     Receivable      Earnings     Securities     Total
                  ---------  --------  ---------   --------  ----------  ------------   ------------    ----------   -----------
Conversions of
 preferred stock
 into common stock  (57,900)  (57,900)  115,800      1,158     56,742            -               -          -                -

Common stock issued
as repayment on loan
 from shareholder         -         -   108,000      1,080    113,669            -               -          -          114,749

Cash received on
 shareholder receivable   -         -         -          -          -       25,000               -          -           25,000

Common stock issued
 for compensation         -         -   135,446      1,354    138,547            -               -          -          139,901

Dividends paid by
 issuance of common       -         -    47,247        472     49,980            -         (50,452)         -                -
 stock

Common stock issued
 for services             -         -    15,000        150     13,209            -               -          -           13,359

Common stock contributed
 by President and CEO
 of TEI                   -         -  (400,000)    (4,000)     4,000            -               -          -                -

De-consolidation of
 USCG                     -         -         -          -  7,597,929            -               -          -        7,597,929

Stock options issued
 to employees below
 fair market value
 recorded as
 compensation             -         -         -          -     77,652            -               -          -           77,652

Warrants issued
 with  debt               -         -         -          -    581,188            -               -          -          581,188

Net loss for 1999         -         -         -          -          -            -      (3,428,634)         -       (3,428,634)

                  ---------  -------- ---------    ------- ----------    ---------      ----------- ---------      -----------
Balances at
 December 31,1999   119,588  $119,588 7,034,684    $70,347$13,225,368    $       -     $(9,871,547)    $    -       $3,543,756
                  =========  ======== =========     ====== ==========    =========     ===========  =========      ===========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.
                                      F-8

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998

                                                      1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES               ------------   ------------
Net loss ....................................... $ (3,428,634)     $(4,975,911)
Adjustments to reconcile net loss to net cash
     provided by (used by) operating activities:
        Stock issued for compensation...........      139,901          308,523
        Stock issued for services...............       13,359                -
        Stock options issued to employees recorded
            as compensation.....................       77,652                -
        Depreciation and amortization of property
            and equipment.......................    1,056,545          256,406
        Provision for bad debts.................       98,163          289,077
        Provision for obsolete inventory........      107,951        1,250,798
        Loss on sale of fixed assets............        2,170                -
        Minority interest share of
            loss of subsidiary..................            -          (29,202)
        Amortization of contract rights.........      168,965          859,947
        Amortization of deferred financing costs      154,716           52,470
        Amortization of excess of net assets
           of companies acquired over cost......     (130,101)               -
        Change in operating assets and liabilities
            (net of effects of acquisitions and
            de-consolidation)
            (Increase)decrease -
               Accounts receivable - trade......     (425,634)        (373,562)
               Accounts receivable - other......      (54,412)          21,453
               Inventories......................      702,657       (1,045,849)
               Prepaid expenses and other.......     (387,316)         118,364
               Deferred financing costs.........     (249,565)               -
               Other assets.....................        5,551           52,711
           Increase(decrease) in -
               Trade accounts payable...........    1,822,942        1,061,772
               Accrued liabilities..............      867,803           84,595
               Deferred service liability.......            -          262,919
               Other liabilities................     (252,044)               -
               Dividends payable................            -          (28,432)
                                                   -----------   -------------
Net cash provided by (used by) operating activities   290,669       (1,833,921)
                                                   -----------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment.........    (173,799)        (177,939)
     Proceeds on sale of property and equipment..      21,512                -
     Cash paid for acquired subsidiary,
        net of cash in subsidiary................    (994,235)        (188,613)
     Payments received on notes receivable.......      40,442           99,460
     Sale (purchase) of short term investments...    (260,294)          71,439
     Advances on notes receivable................    (472,344)               -
     Cash in de-consolidation of subsidiary......    (316,262)               -
                                                  ------------    ------------
Net cash used by investing activities............  (2,154,980)        (195,653)
                                                 ------------     ------------

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.
                                      F-9


                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     Years ended December 31, 1999 and 1998

                                                     1999              1998
                                                   -------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on bank lines of credit........     (1,060,557)        752,591
  Repayment of long-term debt.................     (1,428,681)              -
  Proceeds of long-term debt..................      2,375,000               -
  Payments on loans from other banks..........              -        (178,072)
  Advances on loans from affiliates...........              -         411,000
  Proceeds from stockholder loans.............              -          75,000
  Cash received on shareholder receivable.....         25,000               -
  Payments on redeemed preferred stock of USCG              -        (212,989)
  Net proceeds on sale of common and
     preferred shares.........................      1,448,750         662,500
                                                -------------     -----------
Net cash provided by financing activities.....      1,359,512       1,510,030
                                                -------------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.....       (504,799)       (519,544)

Cash and cash equivalents at beginning
   of year   .................................      1,399,060       1,918,604
                                                -------------     -----------

Cash and cash equivalents at end of year......  $     894,261     $ 1,399,060
                                                =============     ===========

SUPPLEMENTAL DISCLOSURES OF INTEREST PAID.....  $     553,000     $   680,000
                                                =============     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES

   Preferred stock conversions
     into common stock........................  $      57,900     $   142,446
                                                =============     ===========
   Issuance of common stock for
     settlement of note payable...............  $     114,749     $   100,000
                                                =============     ===========
   Dividends paid through issuance
      of common stock.........................  $      50,452     $    82,334
                                                =============     ===========
   Receivable from shareholder................  $           -     $    25,000
                                                =============     ===========
   Write off of notes receivable from USCG....  $     472,344     $         -
                                                =============     ===========
   Warrants issued and capitalized as
      deferred financing costs................  $     581,188     $         -
                                                =============     ===========


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                      F-10


             TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

     Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. On March 19, 1998, TEI acquired 51% of the common stock of U.S. Computer Group ("USCG"). The acquisition was accounted for as a purchase and accordingly, the consolidated statements of operations include the operations of USCG from the acquisition date through February 24, 1999. On February 25, 1999, Telstar Entertainment ("Telstar") contributed additional capital to USCG through the purchase of additional shares resulting in Telstar becoming the largest shareholder of USCG. Effective February 25, 1999, USCG has been accounted for under the equity method in the consolidated financial statements of TEI. As TEI's proportionate share of USCG losses has exceeded it's original investment in USCG prior to the de-consolidation, there has been no equity income/loss effect recorded by TEI during the period that USCG has been accounted for under the equity method. On October 22, 1999, TEI acquired 100% of the outstanding common stock of AlphaNet Hospitality Systems, Inc. ("AHS"). The acquisition was accounted for as a purchase and the operations of AHS are included in the results of operations of the Company from the acquisition date.

     Its subsidiary, Computer Components Corporation ("CCC"), stocks and sells electronic components. A significant portion of CCC's business is involved in the stocking and sale of batteries. Within the battery sales activity there is significant value added to the batteries in the assembly of batteries into "packs". CCC's electronic components sales are generated by in-house sales staff and sales representatives as well as over the internet to customers throughout the United States. USCG provides maintenance services for midrange equipment manufactured by Digital Equipment Corporation, IBM, Sun Microsystems, Inc. and many leading brand personal computers, the sale of new and used computer equipment, network integration and design services, disaster recovery, business relocation services and internet-based training services. USCG's computer maintenance and sales customers are located primarily in New York, New Jersey and Pennsylvania. AHS provides in-room facsimile and business center services to the hotel industry for their business travelers through licensing agreements. AHS generated services revenue from its InnFax product line, a patented in-room send and receive facsimile service and TheOffice, full service business centers, for business travelers staying at hotels.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of TEI, CCC, AHS and USCG, (for the period that USCG was accounted for as a subsidiary). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company".

Cash and Cash Equivalents

     The Company considers all unrestricted cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents for purposes of the Statements of Cash Flows.
                                      F-11


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certificate of Deposit

     At December 31, 1999, the Company's subsidiary CCC has pledged a $150,000 standby letter of credit with one of their major vendors. The Company has a 120 day certificate of deposit which secures the standby letter of credit.

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

Property and Equipment

     Property and equipment are carried at cost. Depreciation and amortization of equipment is provided using the straight line method over the estimated useful lives of the assets ranging from three to ten years. Assets held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Depreciation and amortization expense of property and equipment recognized during 1999 and 1998 including depreciation on facsimile and business equipment, amounted to $1,056,545 and $256,406, respectively.

     Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Contract Rights

     Contract rights represent the value assigned to maintenance and servicing contracts acquired in connection with the acquisition of USCG. The contract rights of $5,468,296 are amortized on a straight-line basis over their estimated average life of 5 years. Amortization expense of contract rights for the years ended December 31, 1999 and 1998 was $168,965 and $859,947, respectively. During 1999 these contract rights were removed from the financial statements as part of the USCG de-consolidation.

Deferred Financing Costs

     Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement ranging from one to five years. Amortization was $154,716 and $52,470 for the years ended December 31, 1999 and 1998, respectively. During 1999, a portion of the deferred financing costs were removed from the financial statements as part of the USCG de-consolidation.

Income Taxes

     The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial

                                      F-12


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Long-Lived Assets

     The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 1999 and 1998.

Excess of Net Assets of Companies Acquired Over Cost

     The deferred credit results from the excess of the estimated fair value of the net assets acquired over the purchase price paid for AHS. After application to all non current assets acquired, this amount totaling $4,163,233 is being amortized using the straight-line method over 8 years. Amortization for the period ended December 31, 1999 was $130,101.

Revenue Recognition

     Service revenues generated under service maintenance contracts are recognized on a straight-line basis over the contract period, which is in proportion to the costs expected to be incurred in performing services under the contract. Estimated losses on contracts, if any, are charged against earnings in the period in which such losses are identified. Service revenues that are not under contract are recognized as the service is performed. Revenue from product sales including computer equipment and electronic components is recognized upon shipment.

Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of TEI's stock over the exercise price.

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

                                      F-13


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Reclassifications

     Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

Loss per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for 1999 and 1998 as they are antidilutive. Therefore, diluted and basic loss per share is identical. Net loss per share has been increased for dividends on preferred stock totaling $50,452 and $82,334 for 1999 and 1998, respectively.

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

Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance.

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments. SFAS No. 137 is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The adoption of SFAS 137 is not expected to have a significant impact on the Company's results of operations.



                                      F-14

NOTE C - ACQUISITIONS

     On March 19, 1998, the Company completed the acquisition of 51% of the issued and outstanding common stock of USCG (being new stock issued by USCG). The purchase consideration for this transaction was $1,000,000 paid in cash. The acquisition has been accounted for as a purchase. Negative equity related to the minority interest shareholders at the date of purchase of $4,293,068 was recorded as a contra to additional paid-in capital.

     The summary of the fair value of assets acquired and liabilities assumed is as follows:

       Current assets......................................$       4,131,186
       Fixed assets........................................          667,408
       Contract rights.....................................        5,468,296
       Other assets........................................          486,113
       Current liabilities.................................       (5,000,983)
       Long-term liabilities...............................       (6,777,466)
       Minority interest in preferred stock................       (2,267,622)
       Purchased deficit...................................        4,293,068
                                                                ------------
                                                           $       1,000,000
                                                                ============

Acquisition costs net of cash acquired in USCG amounted to $188,613.

     The following unaudited pro forma consolidated information for the year ended December 31, 1998 assumes the USCG acquisition occurred as of January 1, 1998:
                                   Year Ended
                                December 31, 1998
                                   (unaudited)
                                                                  ------------
       Revenues..............................................$      30,005,656
       Net loss..............................................$      (5,731,981)
       Loss per share (basic and diluted)....................$           (1.43)


     On October 26, 1999, the Company completed the acquisition of 100% of the issued and outstanding common stock of AHS. The purchase consideration totaled $3,500,000 through a combination of cash of $1,400,000, promissory note of $2,100,000, in addition to assuming debt of $2,375,000. The acquisition has been accounted for as a purchase. The excess of net assets of companies acquired over cost of $4,163,233 was recorded, as the purchase price was less than the estimated fair value of net assets acquired. The fair value of fixed assets was recorded based on an appraised value.

     A summary of the fair value of assets acquired and liabilities assumed is as follows:

       Current assets........................................$       2,526,927
       Fixed assets..........................................        8,543,822
       Current liabilities...................................       (1,834,495)
       Long-term liabilities.................................       (1,573,021)
       Excess of net assets of companies acquired over cost..       (4,163,233)
                                                                  ------------
                                                             $       3,500,000
                                                                  ============
                                      F-15


NOTE C - ACQUISITIONS (Continued)

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 assumes the AHS acquisition occurred as of January 1, 1998.

                                                  1999                1998
                                              (Unaudited)         (Unaudited)
                                            ------------        ------------
       Revenues............................$  25,534,064     $   33,480,355
       Net loss............................$  (4,881,516)    $   (7,322,573)
       Loss per share (basic and diluted)..$        (.89)    $        (1.82)

NOTE D - INVENTORIES

Inventories at December 31, 1999 and 1998, consist of the following:

                                                    1999                  1998
                                              ------------          -----------
       Computer components for
         maintenance contracts................$          -    $      2,527,808
       Electronic components..................   2,212,181           2,550,129
       Inventory obsolescence reserve.........    (600,823)         (1,721,398)
                                              -------------   ----------------
                                              $  1,611,358    $      3,356,539
                                              ============    ================
NOTE E - NOTES RECEIVABLE

Notes receivable consist of the following at December 31, 1999 and 1998:

                                                        1999           1998
                                                   ------------   ------------
       Notes receivable from a minority
       shareholder; interest at 6%, unpaid
       interest accrues monthly and adds to
       principal.  These notes were removed
       from the financial statements as part
       of the USCG de-consolidation...............$          -    $    81,909

       Note receivable from a preferred stock
       shareholder, due March 31, 1999 and
       extended month-to-month thereafter,
       bearing interest at 10.5%, interest
       payments due quarterly, secured by
       common stock of the Company................     180,146        220,000

       Notes receivable, jointly and severally
       from two minority shareholders with
       interest at 6%, payable monthly at $312.50
       plus interest, matures November 2001,
       unsecured..................................       7,031         10,781
                                                     ----------   -----------
                                                       187,177        312,690
          Less current maturities.................    (180,146)      (305,659)
                                                   -----------    -----------
          Long-term portion.......................$      7,031    $     7,031
                                                   ============   ===========
                                      F-16


NOTE F - LINES OF CREDIT

Lines of credit at December 31, 1999 and 1998 consist of the following:


                                                       1999            1998
                                                    -----------    -----------
       $10,000,000 line of credit with bank,
       bearing interest at prime plus 2%,
       maturing September 30, 2001 and
       secured by accounts receivable,
       inventory and equipment.  This note
       was removed as part of the USCG
       de-consolidation........................... $         -     $ 7,362,654

       $1,000,000 line of credit with bank
       payable on demand with interest at
       prime plus 1/2%, maturing June 30,
       1999 and secured by accounts
       receivable, inventory and equipment.........          -         836,000

       $3,000,000 line of credit with bank
       payable on demand, with interest
       payable monthly at prime plus 2%
       (10.50% at December 31, 1999),
       maturing August, 2002 and secured by
       accounts receivable, inventories,
       equipment and intangibles of CCC.
       Pursuant to borrowing base formulas,
       as of December 31, 1999 additional
       borrowings of $1,018,168 are available
       under the line of credit....................    389,532               -
                                                    ----------      ----------
                                                   $   389,532     $ 8,198,654
                                                   ===========     ===========

NOTE G - LONG TERM DEBT

Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                          1999         1998
                                                     ------------  -----------
       Note payable to a former employee
       bears interest at 8 percent per year,
       payable in twenty-four equal monthly
       installments including principal and
       interest and matures on September 15,
       1999.....................................  $            -   $   49,225

       Various capital lease obligations
       payable in monthly installments through
       July 2000.  The monthly lease payments,
       including interest, range from $4,427 to
       $8,017.  The capital lease obligations
       are secured by the related underlying
       equipment and furniture...................              -      167,865

                                      F-17

NOTE G - LONG-TERM DEBT (Continued)
       Capital lease obligation payable in
       monthly installments through December
       2000. The capital lease is secured by
       certain facsimile equipment.............       19,491                -

       Various automobile loans with annual
       interest rates ranging from 9.9% to
       11.5% payable in monthly installments
       through February 2001.  The monthly
       loan payments, including interest,
       range from $324 to $522.  The
       automobile loans are secured by the
       related automobiles......................            -          51,414

       Non-interest bearing note payable to
       former Trustee of AHS, lump sum
       payment due at maturity on February,
       2000, secured by stock of AHS
       (see additional discussion in Note R)....    2,100,000               -

       Non-interest bearing, unsecured note
       payable to an investment company,
       lump sum payment due at maturity on
       June, 2000...............................      107,000               -

       Note payable to financing company,
       with interest payable monthly at 24%,
       and principal due at maturity
       (October 2001), guaranteed by TEI,
       with first lien on all AHS assets
       and second lien on AHS common stock
       (see additional discussion in Note H)....      940,600               -

       Note payable to financing company,
       with interest payable monthly at 24%,
       and principal due at maturity
       (October 2001), guaranteed by TEI,
       with first lien on all AHS assets
       and second lien on AHS common stock
       (see additional discussion in Note H)....    1,434,400               -

       Installment notes payable to leasing
       company, due in monthly installments
       ranging from $3,695 to $3,004,
       including interest at rates from
       14.50% to 14.52%, maturing at
       various dates though October 2002,
       collateralized by facsimile and
       business center equipment of AHS.........      271,479               -
                                                   ----------     -----------
                                                    4,872,970         268,504
                                                   ----------     -----------
       Less current maturities..................   (2,316,796)       (215,300)
                                                   ----------     -----------
                                                  $ 2,556,174     $    53,204
                                                  ===========     ===========
                                      F-18


NOTE G - LONG-TERM DEBT (Continued)

Maturities on long-term debt are as follows:

             Year ended
            December 31,
            ------------
                2000.................................$       2,316,796
                2001.................................        2,479,317
                2002.................................           76,857
                                                          ------------
                                                     $       4,872,970
                                                          ============
NOTE H - RELATED PARTY TRANSACTIONS

Lease Agreements

     The Company leases its Texas office and warehouse space, approximately 16,000 square feet, from a partnership consisting of members of the family of a shareholder. Rent paid to the partnership for the building lease was $67,200 for the years ended December 31, 1999 and 1998. In addition, commencing March 1, 2000, the Company will lease warehouse space, approximately 7,800 square feet, adjacent to their building from the same partnership for five years.

     At December 31, 1999, future minimum rental commitments for facilities under the non-cancelable operating lease agreement (including the additional commitment in effect March 1, 2000) were as follows:

          2000...............................................$         131,200
          2001...............................................          101,900
          2002...............................................          100,800
          2003...............................................          100,800
          2004...............................................          100,800
                                                                  ------------
          Total..............................................$         535,500
                                                                  ============

     During January 1999, the Company loaned USCG $222,344 for working capital requirements. The loan bears interest at 8% and matures March 12,2000, with annual options to extend for one year periods through March 12, 2004. On August 26, 1999, the Company loaned USCG an additional $250,000 for working capital requirements. The loan bears interest at the prime rate plus 1%. During December 1999, the Company determined that these loans were uncollectible and therefore, these receivables were written off. Such amounts have been included with selling, general and administrative expenses in the accompanying consolidated statements of operations.

     During July 1999, the Company issued 108,000 shares of common stock with a fair market value $114,749 to a stockholder of TEI in settlement of a $56,000 note payable. The excess of the fair market value of the stock over the note has been recorded as compensation expense during the year ended December 31, 1999. In addition, this stockholder contributed 400,000 shares of TEI common stock to the Company. Such stock was immediately cancelled.



                                      F-19


NOTE H - RELATED PARTY TRANSACTIONS (Continued)

     During 1999, the Company borrowed $1,525,000 from a finance company that has an officer who is a relative of TEI's president. The Company paid a loan origination fee of $150,737. The loan requires interest payments monthly at 20.5% per annum. The principal is due in full on October 21, 2001. As additional consideration the finance company received warrants to purchase 116,703 shares of TEI common stock exercisable at $0.75 per share. The warrants vest immediately and expire on October 20, 2004.

     During 1999, the Company borrowed $1,000,000 from a finance company that has a principal who is also a shareholder of TEI. The Company paid an origination fee of $98,828. The loan requires interest payments monthly at 20.5% per annum. The principal is due in full on October 21, 2001. As additional consideration the finance company received warrants to purchase 76,514 shares of TEI common stock exercisable at $0.75 per share. The warrants vest immediately and expire on October 20, 2004.

     Also during 1999, the Company engaged an investment company, of which the Company's president is a director and shareholder to act as sales agent in a private placement. The investment company received a placement fee of 500,000 warrants in consideration for these services rendered. In addition, the Company retained the investment company to refinance certain outstanding indebtedness. The investment company received a fee of 550,000 warrants in consideration for these services rendered. All of the aforementioned 1,050,000 warrants are exercisable at $0.75 per share and expire on October 20, 2004.

NOTE I - DECONSOLIDATION OF USCG

     Through February 25, 1999, the consolidation losses of USCG exceeded the Company's investment in USCG by approximately $3,340,000 million. Therefore, in conformity with the equity method of accounting for its investment in USCG, no additional losses have been charged to operations after February 25, 1999. In addition, the de-consolidation of USCG resulted in a net credit to additional paid-in capital of $7,597,929.

     Following is an unaudited summary of financial position and results of operations of USCG:

                                             December 31,         December 31,
                                                  1999                 1998
                                              (unaudited)          (unaudited)
                                             ------------          ------------
Current assets..............................$   3,671,255     $       3,840,774
Property, plant and equipment, net..........      384,290               558,268
Other assets, net...........................      673,243               779,661
                                             ------------          ------------
       Total assets.........................$   4,728,788     $       5,178,703

Current liabilities.........................$   7,017,569     $       6,336,940
Long-term debt..............................    6,719,136             7,119,882
                                             ------------          ------------
       Total liabilities....................   13,736,705            13,456,822
                                             ------------          ------------
Stockholders' deficit.......................$  (9,007,917)    $      (8,278,119)
                                            =============     =================
                                      F-20


NOTE I - DECONSOLIDATION OF USCG (Continued)
                                                        Year Ended
                                            December 31,          December 31,
                                                1999                  1998
                                            (unaudited)           (unaudited)
                                            --------------     ---------------
Revenue...............................   $   15,446,564     $      18,075,264
Gross profit..........................       11,866,508            11,572,130
                                         --------------      ----------------
Net loss................................ $   (1,818,664)    $      (2,362,635)
                                         ==============      ================

NOTE J - MINORITY INTEREST

     Minority interest of $2,054,633 at December 31, 1998, represents the minority interest in USCG's series D and series E redeemable preferred stock which remains outstanding at December 31, 1998. The Series E preferred stock was issued as a requirement of a shareholder to convert a loan due from USCG to preferred stock prior to the acquisition of 51% of the common stock of USCG by the Company (See additional discussion in Note A).

NOTE K - STOCKHOLDERS' EQUITY

     The preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 1999 the Company has paid all dividends which have accrued on the preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. During 1999, 57,900 shares of preferred stock were converted into common stock.

NOTE L - INCOME TAXES

     Deferred tax assets and liabilities at December 31, 1999 and 1998 consist of the following:
                                                    1999                 1998
                                               ------------         -----------

       Current deferred tax asset.............$     517,436        $   749,188
       Current deferred tax liability.........      (80,069)                 -
       Valuation allowance....................     (437,367)          (749,188)
                                              -------------        -----------
       Net current deferred tax asset.........$           -        $         -
                                             ==============        ===========

       Non-current deferred tax asset.........$   3,251,779        $ 1,979,549
       Non-current deferred tax liability.....      (19,570)        (1,741,498)
       Valuation allowance....................   (3,232,209)          (238,051)
                                              -------------        -----------
       Net non-current deferred tax asset.....$           -        $         -
                                              =============        ===========
                                      F-21


NOTE L - INCOME TAXES (Continued)

     The current deferred tax asset results primarily from the provision for inventory obsolescence and doubtful accounts and certain accrued liabilities which are not currently deductible for federal income tax purposes. The current deferred tax liability results from capitalized loan costs that are expensed immediately for tax purposes. The non-current deferred tax liability arises from the accelerated methods of depreciation of assets for federal income tax purposes. The non-current deferred tax asset results primarily from the net operating loss carry forward. The net operating loss available at December 31, 1999 amounts to approximately $9,400,000 and begins to expire in 2011. A portion of the net operating losses are limited subject to section 382 of the Internal Revenue Code. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The Company's income tax benefit for the years ended December 31, 1999 and 1998 differed from the statutory federal rate of 34 percent as follows:

                                                     1999              1998
                                                ----------------    -----------
  Statutory rate applied to loss
     before income taxes.....................  $    (1,165,736)     $(1,691,810)
  Increase (decrease) in income taxes
     resulting from:
       Amounts not deductible for federal
         income tax purposes, and other......           55,405           6,877
       State income taxes, net of federal
         income tax effect...................          (97,386)       (146,509)
       Increase in valuation allowance.......        2,682,337         364,363
       Net assets purchased..................          339,737       1,467,079
       Net liability removed through
           de-consolidation of USCG..........       (1,814,357)              -
                                                --------------      ----------
   Income tax expense......................    $             -     $         -
                                                ==============      ==========

NOTE M - CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist primarily of cash, a certificate of deposit, and accounts and notes receivable.

     Cash and certificates of deposit are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents and other short-term investments with high quality financial institutions.

     The Company recognizes revenue upon shipment of goods or delivery of services and does not maintain any set policy regarding the customer's right of return. Customer requests to return products for refund or credit are handled on an individual basis at the discretion of management. The refunds or credits in 1999 and 1998 were not significant to the results of operations of the Company. In the normal course of business, the Company extends unsecured credit to virtually all of its customers. The Company has a broad base of customers located throughout the United States, which reduces its credit risk. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts
                                      F-22


NOTE M - CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS (Continued)

     which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance. At December 31, 1999, one accounts receivable account comprised approximately 28% of the total trade accounts receivable balance. Through the date of this report, substantially all of this amount had been collected. During the year ended December 31, 1999, one customer accounted for 20% of total revenues while in 1998 no single customer accounted for in excess of 10% of revenues. CCC has certain significant suppliers of its battery products and electronic components. The loss of any of these relationships could have a material adverse effect on the Company. AHS relies on one manufacturer to provide it with all fax machines. The loss of this relationship could have a material adverse effect on the Company.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 1999 and 1998 the carrying value all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature.

     Lines of credit and long term debt carrying values approximate fair values based on the borrowing rates currently available to the Company for loans with similar terms.

NOTE O - STOCK OPTIONS AND WARRANTS

     On July 12, 1996, the Company implemented an Incentive Stock Option Plan ("1997 Plan") in terms of which 250,000 shares of common stock may be issued through December 31, 1999. During 1997, the 1997 Plan was approved by the shareholders of the Company. At December 31, 1997, there were no options outstanding under the 1997 Plan. During 1998, 150,000 options were granted under the 1997 Plan of which 90,000 options are outstanding at December 31, 1999.

     On November 18, 1998, the Board of Directors approved the 1998 Incentive Stock Plan ("1998 Plan") in terms of which 250,000 shares of common stock may be issued through May 31, 1999. No options were issued pursuant to the 1998 Plan.

     On August 13, 1999, the Board of Directors approved the issuance, to certain employees, of 341,250 options to purchase TEI common stock. The options were granted with an exercise price of $1.00 per share, vest immediately and are exercisable over two years.

     On October 11, 1999, the Board of Directors approved the issuance, to certain employees, of 100,000 options to purchase TEI common stock. The options were granted with an exercise price of $0.75 per share, vest immediately and are exercisable over two years for motivation to certain personnel.

     On November 3, 1999, the Board of Directors approved the issuance of 87,500 options to purchase TEI common stock. The options were granted to an employee for prior services, with an exercise price of $0.75 per share, vest immediately and expire from two to five years.

     On November 15, 1999, the Board of Directors approved the issuance, to certain employees, of 1,030,000 options to purchase shares of TEI common stock. The options were granted with an exercise price of $0.75 per share, expire from two to five years and the majority vest immediately.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for all options granted to employees. Had compensation cost for the Company's stock based compensation Plans been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                   Years ended December 31,
                                                  1999                 1998
                                              ------------      --------------
Net loss attributable to
     common shareholders
                               As reported..$  (3,479,086)       $  (5,058,245)
                               Pro forma....$  (4,631,874)       $  (5,184,628)

Basic and diluted loss per
     share attributable to
     common shareholders
                               As reported...$       (.63)        $      (1.26)
                               Pro forma.....$       (.84)        $      (1.29)

     During 1998, USCG issued 375,000 options to purchase shares of USCS stock to Company employees. In accordance with their Plan, 250,000 of these options issued expire in 7 years and vest 20% immediately and 20% per year over the next 4 years. The remaining 125,000 options expire in 7 years and vest 33 1/3% over the next 2 years. The fair value of these options has been included in pro-forma expense amounts disclosed above.

     The fair value of each option grant for USCG stock is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998: dividend yield of 0 percent; risk free interest of 6%; and an expected life of 3 years. Because USCG is not a publicly traded company, it is permitted to use the "minimum value" method, which excludes the volatility factor from the option-pricing model.

     The fair value of each option grant for TEI stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998: dividend yield of 0 percent; expected volatility of 112%; risk free interest rate of 6%; and an expected life of 2 years.

     The fair value of each option and warrant grant for TEI stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: dividend yield of 0 percent; expected volatility of 134%; risk free interest rate of 6%; and an expected life of 2 to 5 years.

     A summary of the status of the Company's compensatory stock option plans as of December 31, 1999 and 1998 and changes during the years ended December 31, 1999 and 1998 are as follows:

                                                Weighted
                                                 Average
                                                Exercise           Range of
                                      Shares      Price         Exercise Price
                                     ---------    -----         --------------
Outstanding at January 1, 1998...     117,750     1.18         1.00   -    1.75

Granted..........................     150,000      .75          .75   -     .75
                                    ---------
Outstanding at December 31, 1998.     267,750      .94          .75   -    1.75

Granted..........................   1,558,750      .80          .75   -    1.00
Forfeitures......................      (6,500)    1.00         1.00   -    1.00
Cancelled........................    (171,250)    1.00         1.00   -    1.00
                                    ---------
Outstanding at December 31, 1999.   1,648,750      .82          .75   -    1.19
                                    =========


The following summarizes information about compensatory options outstanding at December 31, 1999.

     At December 31, 1999 the weighted-average remaining contractual life of the compensatory options outstanding is 3.1 years. The number of exercisable compensatory options are 1,570,000 and 111,250 with a weighted-average exercise price of $0.82 and $1.18 at December 31, 1999 and 1998, respectively. The weighted-average grant date fair value of options issued during 1999 and 1998 totaled $0.79 and $0.84, respectively.

     Effective December 12, 1997, the Company adjusted the terms of certain previously issued warrants. The exercise price was reduced from $3.50 to $3.30 per warrant. Each warrant was also adjusted to entitle the holder the purchase of 1.06 shares of the Company's common stock. Total warrants outstanding, relating to this issuance, at December 31, 1999 were 1,953,500. The warrants expire January 26, 2000 and may be redeemed at $0.10 per warrant on 30 days written notice if the average price of the common stock exceeds $5.25 per share for 30 consecutive trading days prior to the notice.

     Effective February 12, 1997, the Company sold 1,100,000 shares of common stock and warrants to acquire 1,000,000 shares of common stock for $1,870,000, (a combined price of $1.70 net to the Company). The warrants had an exercise price per share of $2.15. Each warrant originally expired thirteen months from the date of issuance. On March 1, 1998, the Company and the warrant holders agreed to amend the original warrant agreement. The amendment adjusted the exercise price to $2.50 per share, and extended the exercise period to March 10, 1999. On February 11, 1999, the Company agreed to extend the exercise period to March 10, 2000 at the same exercise price of $2.50 per share.

     Effective December 12, 1997, the Company sold 1,000,000 shares of common stock and warrants to acquire 1,000,000 shares of common stock for net proceeds of $1,470,500, (a combined price of $1.47 net to the Company). The warrants had an exercise price of $1.75 and expired twelve months from the date of issuance. On November 12, 1998, the Company agreed to extend the exercise period to December 12, 1999 at the same exercise price of $1.75 per share. On November 30, 1999, the Company agreed to extend the exercise period to December 12, 2001 at the same exercise price of $1.75 per share.

     As part of the 1999 private placement, each common stock share purchased included a warrant to purchase an additional share of common stock at $0.75 per share. A total of 2,036,354 warrants were issued as part of the private placement. The warrants vested immediately and expire October 20, 2004.

     During 1999, the Company issued warrants to purchase 193,217 shares of TEI common stock associated with loans from two related parties (see additional discussion in note H). During 1999, the Company also issued warrants to purchase 1,050,000 shares of TEI common stock to a related party for fund raising and the arrangement of certain debt (see additional discussion in note H).

NOTE P - SEGMENTS
     The Company's service maintenance segment represents operations of the Company's New York subsidiary, USCG (for the period it was consolidated) which provides computer system maintenance services to customers in New York, New Jersey and Pennsylvania. The electronics sales segment represents the operations of the Company's Texas subsidiary, CCC which includes the stocking and sales of electronic components and batteries. The hospitality service operations of the Company is the New Jersey subsidiary, AHS which provides private in-room facsimile and office business center for business travelers. These segments were identified based on the different nature of the services, location, and, in general, the type of customers for those services.

     A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                                         Year Ended December 31, 1999
                           ---------------------------------------------------------------------------
                              Service      Facsimile &         Electronic
                          Maintenance(1)  Business Center        Sales        Adjustment    Consolidated
                         ------------     ---------------    ------------    ----------    ------------
Revenue                   $3,187,661        $ 2,312,191       $13,150,822    $       -     $18,650,674
Depreciation and
  amortization               168,965            979,991            73,448        3,106       1,225,510
Segment profit (loss)     (1,493,412)        (1,095,523)          276,027   (1,115,726)     (3,428,634)
Segment Assets                     -         10,262,390         5,174,189      242,259      15,678,838
Capital expenditures
  by segment                   8,774            149,307             9,791        5,927         173,799


                                                            Year Ended December 31, 1998
                                       ----------------------------------------------------------------
                                          Service          Electronics
                                        Maintenance(2)        Sales        Adjustment      Consolidated
                                       -----------         -----------    -----------      ------------
Revenue                                $16,906,496         $8,006,535     $         -      $ 24,913,031
Depreciation and Amortization            1,052,523             62,908             922         1,116,353
Segment loss                            (2,845,082)          (568,609)     (1,562,220)       (4,975,911)
Segment Assets                           9,363,185          4,668,788         148,621        14,180,594
Capital expenditures by segment             80,338             86,069          11,532           177,939

(1)Includes the operations for the period from January 1, 1999 through February 25, 1999.
(2)Includes operations for the period from March 19, 1998 through December 31, 1998.

     The  adjustments   represent   depreciation  and  amortization  related  to
corporate  assets,  corporate  losses,  and corporate  capital  expenditures  to reconcile segment balances to consolidated balances. None of the other adjustments are significant.

NOTE Q - COMMITMENTS AND CONTINGENCIES

Litigation

     A former employee of CCC has filed suit against the Company for breach of his employment agreement. The case has been presented in an arbitration hearing and is currently pending. The Company is unable at this time to determine the amount of any liability if the former employee prevails in the proceeding. Should this be settled in an adverse manner the amount could be material to the operations and financial condition of the Company.

     The Company has been defendant in a lawsuit filed by a competitor claiming that AHS's The Office product infringes on a patent assigned to the said competitor. In order to end this litigation and the resultant legal fees, the Company has been negotiating a settlement with the competitor. The Company believes that the litigation will not have a material impact on the Company's operations or financial condition regardless of whether the case proceeds to trial or is settled.

     Additionally, in the normal course of its business, the Company is subject to various other litigation. Management of the Company, based on discussions with its outside legal counsel, does not believe these claims, individually or in the aggregate, will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Operating Leases

     The Company is obligated under various non-cancelable operating leases relating to certain office facilities. Minimum future payments on leases having remaining terms in excess of one year as of December 31, 1999 are as follows:


                                      F-24


NOTE Q - COMMITMENTS AND CONTINGENCES (Continued)

            Years ending
            December 31,

                2000....................................$     67,200
                2001....................................      67,200
                                                        ------------
                                                        $    134,400
                                                        ============

     Rent expense for the years ended December 31, 1999 and 1998 amounted to approximately $182,000 and $737,000.

Guarantees

     On October 20, 1999 the Company guaranteed a payment made by Telstar to USCG totaling $100,000 for working capital. The Company has also guaranteed certain USCG debt with it's primary lender totaling $361,740 (see additional discussion in Note R).

Commitment

     The Company has entered into an agreement with a leasing company which requires the Company to pay $5 per machine each month for two years, which represents the estimated residual value at the end of a four-year leasing contract. The future minimum payments under this agreement at December 31, 1999 are as follows:


     Year ended
     December 31,

     2000...............................................$         232,936
     2001...............................................          106,798
     2002...............................................           21,744
                                                             ------------
                                                        $         361,478
                                                             ============

NOTE R - SUBSEQUENT EVENTS

     On March 8, 2000, the Company renegotiated and settled in full its $2,100,000 promissory note that composed part of the purchase price of its acquisition of AHS. The promissory note was retired with $500,000 cash and the issuance of 1,100,000 shares of TEI common stock.

     The Company was advised on March 22, 2000 that Coast Business Credit Industries, Inc. ("Coast"), has declared that USCG has defaulted on certain loans from Coast and has demanded full payment. The Company was advised verbally by Coast's attorney that it had foreclosed and sold all of USCG's assets that were pledged to secure loans from Coast. Coast has demanded that the Company pay Coast $361,740 on its guarantees. The Company is investigating the propriety of Coasts said foreclosure sale of USCG's assets and the validity of its said demand under the Company guarantees. TEI owns approximately 43% of USCG's outstanding capital stock.

                                      F-28


                                   Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Date: April 13, 2000


                                    TECH ELECTRO INDUSTRIES, INC.



                                    By:      _________________________
                                             William Tan Kim Wah
                                             President and CEO

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


  Signature                      Capacity                            Date



________________________     Director, Chairman of the Board,     April 13, 2000
William Tan Kim Wah          President and Chief Executive
                             Officer (principal executive officer)


________________________     Vice President and Director          April 13, 2000
Ian Edmonds


________________________     Director                             April 13, 2000
Sadasuke Gomi


________________________     Interim Chief Financial Officer      April 13, 2000
Julie Sansom-Reese


                                     Exhibit
                             Subsidiaries of Issuer


Computer Components Corporation, wholly-owned by Tech Electro Industries, Inc.

AlhpaNet Hospitality Systems, Inc.,  wholly-owned  by  Tech Electro  Industries,
Inc.

     USCG, 51% owned by Tech Electro Industries, Inc. until February 25, 1999 when Telstar became the largest shareholder after purchasing additional shares in USCG. TEI now owns approximately 42% of USCG.

                                       29