Form 10QSB
period 2000-03-31
TECH ELECTRO INDUSTRIES INC/TX
filed 2000-05-22
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2000

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210


                          Tech Electro Industries, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                Texas                                   75-2408297
     -------------------------------              --------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation of organization)                Identification No.)

            477 Madison Avenue, 24th Floor, New York, New York 10022
        ----------------------------------------------------------------
                     (Address of principal executive office


                                 (212) 583-0900
                          ----------------------------
                           (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

     As  of  March  31, 2000, 8,103,039 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.


                                      INDEX


                                                                      Page
                                                                      ----

PART I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet at March 31, 2000 (unaudited)
and December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Operations for the three
months ended March 31, 2000 and 1999 (unaudited) . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows for the three
months ended March 31, 2000 and 1999 (unaudited) . . . . . . . . . .   F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .   F-9

Item 2.  Management's Discussion and Analysis or Plan of Operation..    15

PART II - Other Information. . . . . . . . . . . . . . . . . . . . .    18

Item 1.  Legal Proceedings.. . . . . . . . . . . . . . . . . . . . .    18

Item 2.  Changes in Securities.. . . . . . . . . . . . . . . . . . .    18

Item 3.  Defaults Upon Senior Securities.. . . . . . . . . . . . . .    18

Item 4.  Submission of Matters to a Vote of Securities Holders.. . .    18

Item 5.  Other Information.. . . . . . . . . . . . . . . . . . . . .    19

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    19

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

Item  1.  Financial  Statements


                     TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS



                                  ASSETS
                                              (Unaudited)
                                              Mar 31, 2000    Dec 31, 1999
                                              ------------   --------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . .  $     695,090   $     894,261
  Certificate of deposit . . . . . . . . .         262,940         260,294
  Accounts and notes receivable
    Trade, net of allowance for doubtful
    accounts of $281,028 and $282,498 in
    2000 and 1999, respectively . . . . . .      3,424,597       3,352,887
    Notes . . . . . . . . . . . . . . . .          180,146         180,146
    Other . . . . . . . . . . . . . . . .           46,711          67,901
  Inventories, net . . . . . . . . . . .         1,951,219       1,611,358
  Prepaid expenses and other current assets        416,131         601,257
                                              ------------   --------------

      Total current assets. . . . . . . . .      6,976,834       6,968,104
                                              ------------   --------------
PROPERTY AND EQUIPMENT
  Facsimile and business center equipment        8,156,196       8,175,530
  Other equipment . . . . . . . . . . . .        1,040,225         959,814
  Furniture and fixtures . . . . . . . .           214,841         214,271
  Vehicles . . . . . . . . . . . . . . .            14,262          14,262
  Leasehold improvements  . . . . . . .             73,232          51,378
                                              ------------   --------------
                                                 9,498,756       9,415,255
  Less accumulated depreciation and
    amortization . . . . . . . . . . . .        (1,779,271)     (1,426,888)
                                              ------------   --------------
      Net property and equipment. . . . . .      7,719,485       7,988,367
                                              ------------   --------------

OTHER ASSETS
  Notes receivable, net of current portion           6,250           7,031
  Deferred financing costs, net . . . . . .        694,704         688,875
  Other . . . . . . . . . . . . . . . . . .         23,943          26,461
                                              ------------   --------------
      Total other assets. . . . . . . . . .        724,897         722,367
                                              ------------   --------------
TOTAL ASSETS. . . . . . . . . . . . . . . .  $  15,421,216   $  15,678,838
                                             =============   ==============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                -     Continued -

                                TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS - Continued


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (Unaudited)
                                                                   Mar 31, 2000    Dec 31, 1999
                                                                  --------------  --------------
CURRENT LIABILITIES
  Line of credit . . . . . . . . . . . . . . . . . . . . . . .    $     604,525   $     389,532
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   700,621       2,316,796
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . . .  1,679,012       1,846,642
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .   1,126,992         948,687
  Other current liabilities  . . . . . . . . . . . . . . . . . . . . .   44,119          44,119
                                                                  --------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . .      4,155,269       5,545,776
                                                                  --------------  --------------

LONG-TERM DEBT, less current portion . . . . . . . . . . . . . .      2,531,487       2,556,174
EXCESS OF NET ASSETS OF COMPANIES ACQUIRED
  OVER COST, NET . . . . . . . . . . . . . . . . . . . . . . .        3,903,031       4,033,132
                                                                  --------------  --------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . .     10,589,787      12,135,082

COMMITMENTS AND CONTINGENCIES (Note N)

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value; 1,000,000
    shares authorized; 119,588 Class A issued
    and outstanding; liquidation preference
    of $627,837  . . . . . . . . . . . . . . . . . . . . . . .          119,588         119,588
  Common stock - $0.01 par value; 50,000,000
    shares authorized; 8,103,139 and 7,034,684
    shares issued and outstanding in 2000 and
    1999, respectively.  . . . . . . . . . . . . . . . . . . . . . . .   81,031          70,347
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . .  14,376,922      13,225,368
  Accumulated deficit  . . . . . . . . . . . . . . . . . . .. .      (9,746,112)    ( 9,871,547)
                                                                  --------------  --------------
      Total stockholders' equity . . . . . . . . . . . . . . . .      4,831,429       3,543,756
                                                                  --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . .   $  15,421,216   $  15,678,838
                                                                  ==============  ==============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended March 31, 2000 and 1999
                                           (Unaudited)


                                                           2000          1999
                                                      -------------  ------------
REVENUES
  Revenues . . . . . . . . . . . . . . . . . . . .   $   5,730,795   $ 2,442,950
  Service revenue. . . . . . . . . . . . . . . . . .             -     2,775,147
                                                      -------------  ------------
                                                         5,730,795     5,218,097
COST OF REVENUES
  Cost of revenues . . . . . . . . . . . . . . . .       3,296,063     2,448,011
  Direct servicing costs . . . . . . . . . . . . . .             -     1,586,638
                                                      -------------  ------------
                                                         3,296,063     4,034,649
                                                      -------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . . . .       2,434,732     1,183,448

OPERATING EXPENSES
  Selling, general and administrative . . . . . . .      1,861,428     2,388,499
  Inventory obsolescence provision . . . . . . . . .         3,000       185,430
  Depreciation and amortization of property
    and equipment . . . . . . . . . . . . . . . . .        390,640       218,353
  Lawsuit settlement . . . . . . . . . . . . . . .         400,086             -
  Amortization of excess of net assets
    of companies acquired over cost . . . . . . . .       (130,101)            -
                                                      -------------  ------------
                                                         2,525,053     2,792,282
                                                      -------------  ------------
LOSS FROM OPERATIONS . . . . . . . . . . . . . . . .       (90,321)   (1,608,834)

OTHER INCOME (EXPENSES)
  Interest income . . . . . . . . . . . . . . . . .          7,968        13,696
  Interest expense . . . . . . . . . . . . . . . .        (200,012)     (113,903)
  Amortization of deferred financing cost . . . . .       (157,725)      (18,494)
  Other                                                      9,210        (2,170)
                                                      -------------  ------------
                                                          (340,559)     (120,871)

LOSS BEFORE PROVISION FOR INCOME TAXES AND
    EXTRAORDINARY GAIN . . . . . . . . . . . . . . . .    (430,880)   (1,729,705)

PROVISION FOR INCOME TAXES . . . . . . . . . . . .               -             -
                                                      -------------  ------------
LOSS BEFORE EXTRAORDINARY GAIN . . . . . . . . . .        (430,880)   (1,729,705)

EXTRAORDINARY GAIN . . . . . . . . . . . . . . . . .       568,750             -
                                                      -------------  ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . .   $     137,870   $(1,729,705)
                                                      -------------  ------------
Net income (loss) attributable to common
  stockholders                                        $    125,435   $(1,747,688)
                                                      =============  ============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                - Continued -

                  TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                For the Three Months Ended March 31, 2000 and 1999
                                    (Unaudited)

                                                            2000          1999
                                                       -------------  -----------
Basic and diluted net loss before extraordinary gain
  per share attributable to common shareholders        $       (0.05)  $    (0.37)
                                                       ==============  ===========
Basic and diluted extraordinary gain attributable
   to common shareholders . . . . . . . . . . . . . .  $        0.07   $        -
                                                       ==============  ===========
Basic and diluted net income (loss) per share
  attributable to common shareholders                  $        0.02   $    (0.37)
                                                       ==============  ===========

Number of weighted-average shares of common
  stock outstanding (basic and diluted)                    7,688,722    4,808,415
                                                       ==============  ===========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                   TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Three Months Ended March 31, 2000 and 1999
                                     (Unaudited)


                                                           2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES                  --------------  ------------
Net income (loss). . . . . . . . . . . . . . . . . .  $     137,870   $  (1,729,705)
Adjustments to reconcile net income (loss) to net
   cash provided by (used by) operating activities:
    Shares issued for compensation                          (45,000)         18,496
    Depreciation and amortization of property
      and equipment                                         390,640         218,353
    Provision for bad debts                                   4,100         160,600
    Provision for obsolete inventory                          3,000         185,430
    Loss on sale of property and equipment                        -           2,170
    Extraordinary gain on note retirement                  (568,750)              -
    Amortization of deferred financing costs                157,725          18,494
    Amortization of excess of net assets
      of companies acquired over cost                      (130,101)              -
    Change in operating assets and liabilities
      (Increase)decrease -
        Accounts receivable - trade. . . . . . . . .        (75,810)        326,400
        Accounts receivable - other. . . . . . . . .         21,190          (3,348)
        Inventories. . . . . . . . . . . . . . . . .       (342,861)        296,264
        Prepaid expenses and other current assets. .        185,126         (21,535)
        Other assets . . . . . . . . . . . . . . . .          2,518          15,694
      Increase(decrease) in -
        Trade accounts payable . . . . . . . . . . .       (167,630)         43,824
        Accrued liabilities. . . . . . . . . . . . .        178,305         980,757
        Deferred service liability . . . . . . . . .              -        (199,163)
                                                      --------------  --------------
Net cash provided by (used by) operating activities.       (249,678)        312,731
                                                      --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment. . . . . . . .       (158,696)        (17,501)
  Proceeds on sale of property and equipment . . . .         36,938          21,512
  Payments received on notes receivable. . . . . . .            781          39,557
  Advance to related party . . . . . . . . . . . . .              -        (222,344)
  Purchase of certificate of deposit . . . . . . . .         (2,646)              -
  Cash in de-consolidation of subsidiary . . . . . .              -        (316,262)
                                                      --------------  --------------
Net cash used by investing activities. . . . . . . .       (123,623)       (495,038)
                                                      --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on line of credit . . . . . . . . . .        214,993        (750,827)
  Repayment of long-term debt. . . . . . . . . . . .       (540,863)        (36,834)
  Proceeds from long-term debt.. . . . . . . . . . .        500,000               -
  Cash received on shareholder receivable. . . . . .              -          25,000
                                                      --------------  --------------
Net cash provided by (used by) financing activities.        174,130        (762,661)
                                                      --------------  --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . .       (199,171)       (944,968)

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
               For The Three Months Ended March 31, 1999 and 2000
                                   (Unaudited)


                                                  2000          1999
                                              ------------  -----------
Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . . .        894,261   1,399,060
                                              -------------  ----------
Cash and cash equivalents at end of period .  $     695,090  $  454,092
                                              =============  ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for
    settlement of note payable                $   1,031,250  $        -
                                              =============  ==========
  Dividends paid through issuance
    of common stock                           $      12,435  $   17,983
                                              =============  ==========
  Fair value of warrants issued and recorded
    as deferred financing costs               $     163,554  $        -
                                              =============  ==========

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE  B  -  ORGANIZATION

Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. The Company's subsidiary, Computer Components Corporation ("CCC"), stocks and sells electronic components. A significant portion of CCC's business is involved in the stocking and sale of batteries. Within the battery sales activity, there is significant value added to the batteries in the assembly of batteries into "packs". CCC's electronic components sales are generated by in-house sales staff and sales representatives as well as over the internet to customers throughout the United States.

On October 22, 1999, TEI acquired 100% of the outstanding common stock of AlphaNet Hospitality Systems, Inc. ("AHS"). The acquisition was accounted for as a purchase and the operations of AHS are included in the results of operations of the Company from the acquisition date. AHS provides in-room facsimile and business center services to the hotel industry through licensing agreements. AHS generates revenues from its InnFax product line, a patented in-room send and receive facsimile service and TheOffice, full service business centers, for business travelers staying at hotels.

NOTE  C  -  CONSOLIDATION  OF  AHS

The Company acquired AHS in October 1999, and thus AHS results are not reflected in the Company's first quarter 1999 financials. The following unaudited pro forma consolidated results for the three month period ended March 31, 1999 assumes the acquisition of AHS occurred as of January 1, 1999:

                                     (unaudited)
                                   March 31, 2000
                                   --------------

Revenues                           $   7,335,734
Net loss                              (2,263,187)
Basic  and  diluted  loss  per
   share                           $       (0.47)

NOTE  D  -  DIVIDENDS

Dividends were declared on March 8, 2000 for Class A Preferred Stock at $0.0975 per share totaling $12,435. This dividend was paid in the form of common stock at the rate of 0.11 shares of common for each share of preferred. The dividend was payable on March 31, 2000 to stockholders of record at the close of business of February 28, 2000.

NOTE  E  -  INVENTORIES

Inventories consist of the following at March 31, 2000:

Electronic  components,  batteries  and  assembly
     Materials. . . . . . . . . . . . . . . . . . . . . $  1,929,183
Facsimile  and  business  center  inventory . . . . . .      435,878
Inventory  obsolescence  reserve. . . . . . . . . . . .    (413,842)
                                                        ------------
                                                        $  1,951,219
                                                        ============
NOTE  F  -  NOTES  RECEIVABLE

Notes  receivable  consist  of  the  following  at  March  31,  2000:

     Note  receivable  from  a  preferred  stock
     shareholder,  due  March  31,  1999  and
     extended  month-to-month  thereafter,
     bearing  interest  at  10.5%,  interest
     payments  due  quarterly,  secured  by
     common  stock  of  the  Company . . . . . . . . . $     180,146

     Notes  receivable,  jointly  and  severally
     from  two  minority  shareholders  with
     interest  at 6%, payable monthly at $312.50
     plus  interest,  matures  November  2001,
     unsecured. . . . . . . . . . . . . . . . . . . . .        6,250
                                                        ------------
     Less  current  maturities . . . . . . . . . . . .     (180,146)
                                                        ------------
     Long-term  portion . . . . . . . . . . . . . . . . $      6,250
                                                        ============

NOTE  G  -  LINE  OF  CREDIT

Line  of  credit  at  March  31,  2000  consists  of  the  following:

     $3,000,000  line  of  credit  with  bank
     payable  on  demand,  with  interest
     payable  monthly  at  prime  plus  2%
     (11%  at  March  31,  2000), maturing
     August,  2002  and  secured  by
     accounts  receivable,  inventories,
     equipment  and  intangibles  of  CCC.
     Pursuant  to  borrowing  base  formulas,
     as  of  March  31,  2000  additional
     borrowings  of  $1,043,613  are  available
     under  the  line  of  credit. . . . . . . . . . .  $    604,525
                                                        ============

NOTE  H  -  LONG-TERM  DEBT

Long-term  debt  at  March  31,  2000  consists  of  the  following:

     Promissory  note  to  financing  company,
     with  interest  payable  monthly  at  12%,
     principal  due  at  maturity  May  2000,
     secured  by  stock  of  AHS . . . . . . . . . . . .$   500,000

     Non-interest  bearing,  unsecured  note
     payable  to  an  investment  company,
     lump  sum  payment  due  at  maturity  on
     June,  2000 . . . . . . . . . . . . . . . . . . . .    107,000

     Installment  notes  payable  to  leasing
     company,  due  in  monthly  installments
     ranging  from  $3,695  to  $3,004,
     including  interest  at  rates  from
     14.50%  to  14.52%,  current  portion  of
     debt  which  matures  October  2002,
     collateralized  by  facsimile  and
     business  center  equipment  of  AHS . . . . . . . .    93,621

     Note  payable  to  financing  company,
     with  interest  payable  monthly  at  20.5%,
     principal  due  at  maturity  (October  2001),
     guaranteed  by  TEI,  with  first  lien  on
     all  AHS  assets  and  second  lien  on  AHS
     common  stock . . . . . . . . . . . . . . . . . . .    940,600

     Note  payable  to  financing  company,
     with  interest  payable  monthly  at  20.5%,
     principal  due  at  maturity  (October  2001),
     guaranteed  by  TEI,  with  first  lien  on
     all  AHS  assets  and  second  lien  on  AHS
     common  stock. . . . . . . . . . . . . . . . . . .   1,434,400

     Installment  notes  payable  to  leasing
     company,  due  in  monthly  installments
     ranging  from  $3,695  to  $3,004,
     including  interest  at  rates  from
     14.50%  to  14.52%,  maturing  at
     various  dates  though  October  2002,
     collateralized  by  facsimile  and
     business  center  equipment  of  AHS. . . . . . . .    156,487
                                                       -------------
     Less  current  maturities . . . . . . . . . . . . .   (700,621)
                                                       -------------
     Long-term  portion . . . . . . . . . . . . . . .  $  2,531,487
                                                       =============

NOTE  I  -  INCOME(LOSS)  PER  SHARE

Basic net income(loss) per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding for the period. Diluted net income(loss) per share is computed by dividing net income(loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents are not included in the diluted loss per share for March 31, 2000 and 1999 as they are antidilutive. Therefore, diluted and basic loss per share is identical. Net

NOTE  I  -  INCOME(LOSS)  PER  SHARE  (continued)

income(loss) per share for the three month period ending March 31, 2000 and 1999 has been decreased(increased) for dividends on preferred stock totaling $12,435 and $17,983, respectively.

NOTE  J  -  WARRANTS  AND  STOCK  OPTIONS

On February 16, 2000, the Company agreed to extend the exercise date of 1,000,000 options originally granted in connection with an equity offering by two years to March 10, 2002, at the original exercise price of $2.50.

On February 24, 2000, the Company issued Caspic International, Inc. 250,000 warrants for providing a $500,000 loan. The warrants were issued at $0.73 with a expiration date of February 25, 2005. The warrants were recorded at fair value using the Black-Scholes model, and recorded as deferred financing fees, totaling $163,554. The warrants are being amortized over three months, the initial maturity period of the loan. (See Note M)

NOTE  K  -  EXCESS  OF  NET  ASSETS  OF  COMPANIES  ACQUIRED  OVER  COST

The deferred credit results from the excess of the estimated fair value of the net assets acquired over the purchase price paid for AHS. After application to all non current assets acquired, this amount totaling $4,163,233 is being amortized using the straight-line method over 8 years. Amortization for the period ended March 31, 2000 was $130,101.

NOTE  L  -  EXTRAORDINARY  GAIN

The Company recognized an extraordinary gain of $568,750 in connection with the retirement of a $2,100,000 note payable. The note was settled with $500,000 cash and 1,100,000 million common shares of the Company on February 25, 2000. The shares and related debt settlement were recorded at the trading price of the common stock on the date of the settlement which was $0.9375.

NOTE  M  -  RELATED  PARTIES

On October 26, 1999, the Company completed the acquisition of AlphaNet. As part of this transaction, the Company arranged for a $2,525,000 credit facility for AlphaNet to refinance its existing indebtedness; $1,525,000 of the said indebtedness was refinanced through Appel Investments Inc. ("Appel"). William Tan Kim Wah's brother, Kim Yeow Tan is an officer of Appel. In conjunction with Appel's $1,525,000 loan to refinance AlphaNet indebtedness, AlphaNet paid a loan origination fee of $150,737. The remaining balance of the indebtedness bears interest at 20.5% per annum. The principal of the indebtedness is due in full on October 26, 2001. As additional consideration for the refinancing, Appel Investments Inc. received 116,703 Warrants to purchase the Common Stock of the Company exercisable at $0.75 per share. The Warrants expire on October 20, 2004. AHS also borrowed $1,000,000 from a finance company that has a principal who is also a shareholder of TEI. The Company paid an origination fee of $98,828. The loan requires interest payments monthly at 20.5% per annum. The principal is due in full on October 21, 2001. As additional consideration the finance company received warrants to purchase 76,514 shares of TEI common stock exercisable at $0.75 per share. The warrants vest immediately and expire on October 20, 2004. These warrants were recorded at fair value using the Black-Scholes model, and recorded as deferred financing fees, and are being amortized over the life of the respective loans.

The Company engaged Placement & Acceptance, Inc. ("PAI"), a British Virgin Islands corporation, to effect a private placement of securities, which was consummated in December 1997. Mr. Tan is a director and shareholder of PAI. PAI received fees of $112,000, inclusive of expenses, for acting as sales agent in the placement. The Company also engaged PAI in October, 1999 to effect a private placement of securities for the Company's acquisition of AlphaNet. PAI received a placement fee of 500,000 warrants in consideration for services rendered. In addition, the Company retained PAI to refinance the outstanding AlphaNet indebtedness required to complete the acquisition. PAI received a placement fee of 550,000 warrants in consideration for services rendered. The warrants are exercisable at $0.75 per share and expire on October 20, 2004. These warrants were recorded at fair value using the Black-Scholes model, and recorded as deferred financing fees, and are being amortized over the life of the respective loans.

On February 24, 2000, the Company renegotiated and settled in full its $2,100,000 promissory note with PricewaterhouseCoopers, Inc. (Trustee of the Estate of AlphaNet Telecom Inc.) that composed part of the purchase price of the acquisition of AlphaNet. The promissory note was paid in full by the payment of $500,000 cash and the issuance of 1,100,000 shares of Common Stock.

The $500,000 cash was raised by a loan from Caspic International, Inc. Mr. Tan is also a director and shareholder of Caspic International, Inc. The loan is due on May 25, 2000, bears an interest rate of 12% per annum payable monthly and is secured by a pledge of the shares of capital stock of AlphaNet. As additional consideration for the loan, the Company also issued warrants to purchase 250,000 shares of Common Stock at $0.73 per share, exercisable immediately, with an expiration date of February 25, 2005. (See Note J)

NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES

Commitments

AHS has entered into an agreement with a leasing company which requires AHS to pay $5 per machine each month for two years, which represents the estimated residual value at the end of a four-year leasing contract. The future minimum payments under this agreement at March 31, 2000 are as follows:

     2000 . . . . . . . . . . $     174,702
     2001 . . . . . . . . . .       106,798
     2002 . . . . . . . . . .        21,744
                              -------------
                              $     303,244
                              =============

Guarantees

In March, 1998, the Company completed the acquisition of a controlling interest in US Computer Group, ("USCG") a company that provided a broad range of information technology services and products. On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, contributed additional capital to USCG through the purchase of additional shares, making Telstar the largest shareholder of USCG. Effective February 25, 1999 TEI ceased reporting USCG's financial results in its consolidated financial statements and uses the equity method to account for its minority interest. On October 20, 1999 the Company guaranteed a payment made by Telstar to USCG totaling $100,000 for working capital. In March 2000, a USCG bank creditor

NOTE  N  -  COMMITMENTS  AND  CONTINGENCIES  (continued)

foreclosed on all of USCG's assets, effectively terminating all of USCG's operations. TEI has guaranteed a portion of the USCG bank indebtedness. In this regard, the said bank creditor has demanded that TEI pay $361,740 to the bank pursuant to the guarantee. TEI is investigating its options in response to these events. Management does not know how much, if any, of the guarantee amount will ultimately be payable.

NOTE  O  -  SUBSEQUENT  EVENTS

On April 28, 2000 the Company was advised that the American Arbitration Board awarded an ex-employee of CCC $375,865 for breach of the employee's employment agreement. The liability is reflected in the accompanying financial statements for the three months ended March 31, 2000 and is to be paid in May 2000.

AHS was a defendant in a lawsuit filed by a competitor claiming that AHS's The Office product infringes on a patent assigned to the said competitor. In order to end this litigation and the resultant legal fees, AHS paid the competitor $50,000 to settle the case and all claims of the competitor. The liability is reflected in the accompanying financial statements for the three months ended March 31, 2000 and was paid in April 2000.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. The Company's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

BACKGROUND  AND  RECENT  DEVELOPMENTS

The results of operations for the three months ended March 31, 2000 does not include US Computer Group ("USCG") operations, while the comparative period of 1999 includes two months of USCG operations. As AHS was acquired as a purchase in October 1999, the financial statements for the three months ended March 31, 2000 include three months of activity with no operations of AHS for the comparative prior quarter.

The Company was advised on March 22, 2000 that Coast Business Credit, Inc. ("Coast"), has declared that USCG has defaulted on certain loans from Coast and has demanded full payment by USCG for all indebtedness. The Company was advised verbally by Coast's attorney that it had foreclosed and sold all of USCG's assets that were pledged to secure loans from Coast. Coast has demanded that the Company pay Coast $361,740 on its guarantees. The Company is investigating the propriety of Coasts said foreclosure sale of USCG's assets and the validity of its said demand under the Company guarantees. TEI owns approximately 43% of USCG's outstanding capital stock.

On April 28, 2000, the American Arbitration Association awarded an ex-employee of CCC's $375,865 due to breach of his employment agreement. The liability is reflected in March 2000 financials.

In April 2000, AHS settled their lawsuit filed by a competitor claiming that AHS's The Office product infringes on a patent assigned to the said competitor for $50,000. The settlement is reflected in March 2000 financials.

RESULTS  OF  OPERATIONS

Currently, the Company's operations are conducted through its subsidiaries, Computer Components Corporation ("CCC"), and AlphaNet Hospitality Systems ("AHS").

REVENUES

For the three month period ended March 31, 2000, the Company had revenues of $5,730,795 an increase of $512,698 (9.825%) from sales of $5,218,097 for the three month period ended March 31, 1999. USCG contributed $3,187,661 in revenues for the period ending March 31, 1999 with no comparison in 2000 since USCG was de-consolidated in February 1999.

CCC had revenues of $3,689,554 for the three months ended March 31, 2000 compared to revenues of $2,030,436 during the same period ended March 31, 1999, an increase of $1,659,118 (81.71%). The increase is related to the increasing sales in batteries and related products.

AHS contributed revenues of $2,041,241 for the first quarter of 2000, with no contribution in the same period 1999.

COST  OF  REVENUES

The cost of revenues decreased to $3,296,063 in the first quarter of 2000, from $4,034,649 in the same period in 1999, a decrease of $738,586 (18.31%). The decrease is associated with the de-consolidation of USCG, which contributed $2,694,228 in 1999.

Increased sales at CCC resulted in an increase in the cost of revenues during the period ended March 31, 2000. CCC's cost of revenues increased $1,335,548 (85.94%) to $2,889,601 for the first quarter of 2000, compared to cost of revenues of $1,554,053 for the same period in 1999.

Cost of revenues at AHS was $406,462 for the three months ended March 31, 2000 and no comparison in 1999.

GROSS  PROFIT

The Company recorded a gross profit of $2,434,732 for the three months ended March 31, 2000, compared to $1,183,448 during the first quarter of 1999, an increase of $1,251,284 (105.73%). Of the $1,183,448 at March 31, 1999, USCG
contributed  $691,631  and  no  contribution  at  March  31,  2000.

CCC contributed $799,953 compared to $491,817 during the similar period in 1999, an increase of $308,136 (62.65%). AHS contributed $1,634,779 during the first quarter of 2000, with no contribution made during the same period in 1999.

Gross profit as a percentage of revenue for CCC decreased to 21.68% for the three months ended March 31, 2000, compared to 24.22% for the same period in 1999. The decreasing gross profit margin of CCC is attributable to the focus on battery and battery-related products, which produce a lower profit margin than component sales.

OPERATING  EXPENSES

The Company's operating expenses, consisting of selling, general and administrative, legal settlement, depreciation and amortization expenses decreased to $2,525,053 for the three month period ended March 31, 2000, from $2,792,282 for the same period in 1999. For the three month period ending March 31, 1999, USCG contributed $1,944,840 in selling, general and administrative expenses with no comparison at March 31, 2000. CCC selling, general and administrative expenses increased to $691,101 in the first quarter of 2000 compared $662,012 for the same period in 1999, an increase of $29,089 (4.39%). Selling, general and administrative expenses increased because of legal fees, wages and travel expenses. AHS incurred $1,260,808 in selling, general and administrative expenses at March 31, 2000 with no comparison in 1999, which was attributable to legal, communications, wages and advertising expenses.

The Company incurred $400,086 in legal settlement fees from the Company's two subsidiaries, (CCC and AHS), for the period ending March 31, 2000. The Company did not incur any legal settlement fees for the three month period ending March

31, 1999. The CCC lawsuit stemmed from an ex-employee due to the breach of his employment agreement. The American Arbitration Association awarded a settlement of $375,865. AHS settled their lawsuit filed by a competitor claiming that AHS's The Office product infringes on a patent assigned to the said competitor for $50,000.

DEPRECIATION  AND  AMORTIZATION  OF  PROPERTY  AND  EQUIPMENT

The Company incurred $390,640 in depreciation and amortization for the period ending March 31, 2000 compared to $218,353 in 1999. The increase of $172,287 is due to AHS depreciation of revenue assets at March 31, 2000. USCG incurred $181,803 in amortization costs for the period ending March 31, 1999 which has been de-consolidated in February 1999.

INTEREST  EXPENSE  AND  FINANCING  FEES

The Company incurred $200,012 in interest expense during the three months ended March 31, 2000, compared to $113,903 during the same period in 1999, an increase of $86,109 (75.60%). The significant increase in interest expense is attributable to AHS, which incurred $169,126 in interest expense during the first quarter of 2000 with no contribution during the same period in 1999.

Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement. The Company issued warrants to various lenders which were recorded at fair value using the Black-Scholes model. Amortization of these deferred financing costs was $157,725 and $18,494 for the three months period ending March 31, 2000 and 1999, respectively.

EXCESS  OF  NET  ASSETS  OF  COMPANIES  ACQUIRED  OVER  COST

The deferred credit results from the excess of the estimated fair value of the net assets acquired over the purchase price paid for AHS. After application to all non current assets acquired, this amount totaling $4,163,233 is being amortized using the straight-line method over 8 years. Amortization for the period ended March 31, 2000 was $130,101.

EXTRAORDINARY  GAIN

The Company recognized an extraordinary gain of $568,750 from the retirement of the PricewaterhouseCoopers, Inc. note of $2,100,000 that composed part of the purchase price of the AHS acquisition. The note was settled with $500,000 cash and 1,100,000 million common shares in February 2000.

INVENTORY

The Company continually reviews its inventory allowance procedures and policies and will make adjustments as necessary. During the period ended March 31, 2000, the Company recorded $3,000 as a reserve for inventory allowance, compared to $185,430 in the same period in 1999. CCC recorded $65,430 as an inventory reserve for the first quarter of 1999 for slow moving passive components. USCG recorded $120,000 as a reserve on their inventory for the first quarter ending in 1999 with no comparison in 2000.

LIQUIDITY

As of March 31, 2000 the Company had cash and cash equivalents of $695,090 compared to $894,261 at December 31, 1999.

The Company used cash from operations of $249,678 for the three month period ended March 31, 2000 compared to cash provided by operations of $312,731 for the same period in 1999.

The Company used cash in investing activities of $123,623 in the first quarter of 2000, compared to $495,038 in 1999. The majority of this cash was used to purchase new property and equipment in the first quarter of 2000. During the prior comparative quarter, the cash was used primarily for advances to a related party of $222,344 and in connection with the de-consolidating of USCG of $316,262.

The Company provided cash from financing activities of $174,130 in the three month period ended March 31, 2000 compared to cash used in financing of $762,661 in 1999. During the quarter ended March 31, 2000 the Company received $214,993 of net proceeds under its line of credit. CCC established a new credit line and has an additional $1,043,613 available on their credit line at March 31, 2000. The Company organized repayment of their acquisition debt and recognized a gain in connection with this settlement and refinancing transactions.

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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

        Martin Frank, a former employee of CCC, filed an arbitration claim with the American Arbitration Association against CCC and the Company for the breach of his employment agreement.

        On April 28, 2000, the Arbitration panel awarded Martin Frank $375,865. The Company does not intend to appeal this award. The Company has not been advised whether or not Mr. Frank will appeal the award.

        AHS was a defendant in a lawsuit filed by a competitor claiming that AHS's The Office product infringes on a patent assigned to the said competitor. In order to end this litigation and the resultant legal fees, in April 2000, AHS paid the competitor $50,000 to settle the case and all claims of the competitor.

Item  2.  Changes  in  Securities.

        None.

Item  3.  Defaults  Upon  Senior  Securities.

        None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders.

        None.

Item  5.  Other  Information.

        None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

        None.



                                    Signature
                                    ---------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Tech  Electro  Industries,  Inc.
                              --------------------------------


Date:  May 19, 2000

                              /s/  Julie  Sansom-Reese
                              -----------------------------
                              Interim  Chief  Financial  Officer