Form 10QSB
period 2000-06-30
TECH ELECTRO INDUSTRIES INC/TX
filed 2000-08-15
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

           275 N Franklin Turnpike, Ste 230, Ramsey, New Jersey 07446
        ----------------------------------------------------------------
                     (Address of principal executive office


                                 (201) 760-9900
                          ----------------------------
                           (Issuer's telephone number)

     Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

     As of June 30, 2000, 8,118,815 shares of Common Stock were outstanding.

                                      INDEX



                                                                      Page
PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets at June 30, 2000 (unaudited)
   and December 31, 1999................................................3

   Consolidated Statements of Operations for the periods
   ended June 30, 2000 and 1999 (unaudited).............................5

   Consolidated Statements of Cash Flows for the periods
   ended June 30, 2000 and 1999 (unaudited).............................7

   Notes to Consolidated Financial Statements...........................9

Item 2.  Management's Discussion and Analysis or Plan of Operation.....13

PART II - Other Information............................................18

   Item 1.  Legal Proceedings..........................................18

   Item 2.  Changes in Securities......................................19

   Item 3.  Defaults Upon Senior Securities............................19

   Item 4.  Submission of Matters to a Vote of Securities Holders......19

   Item 5.  Other Information..........................................19

   Item 6.  Exhibits and Reports on Form 8-K...........................19

Signature..............................................................19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                  (Unaudited)
                                                 June 30, 2000     Dec 31, 1999
                                                 -------------    -------------
CURRENT ASSETS
     Cash and cash equivalents....................$    847,633     $   894,261
     Certificate of deposit.......................     265,586         260,294
     Accounts and notes receivable
        Trade, net of allowance for doubtful
        accounts of $266,328 and $282,498 in
        2000 and 1999, respectively...............   3,118,992       3,352,887
        Notes.....................................           -         180,146
        Other.....................................      26,945          67,901
     Inventories, net ............................   1,730,600       1,611,358
     Prepaid expenses and other current assets....     800,356         601,257
                                                   -----------      ----------

           Total current assets...................   6,790,112       6,968,104
                                                   -----------      ----------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment......   7,568,411       8,175,530
     Other equipment..............................   1,030,939         959,814
     Furniture and fixtures.......................     225,833         214,271
     Vehicles.....................................      45,262          14,262
     Leasehold improvements.......................      76,680          51,378
                                                   -----------      ----------
                                                     8,947,125       9,415,255
     Less accumulated depreciation and
        amortization..............................  (1,392,587)     (1,426,888)
                                                   -----------      ----------
           Net property and equipment.............   7,554,538       7,988,367
                                                   -----------      ----------

OTHER ASSETS
     Notes receivable, net of current portion.....      5,469            7,031
     Deferred financing costs, net................    540,907          688,875
     Other........................................     16,800           26,461
                                                   ----------       ----------
           Total other assets.....................    563,176          722,367
                                                   ----------       ----------
TOTAL ASSETS......................................$14,907,826      $15,678,838
                                                   ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    (Unaudited)
                                                  June 30, 2000    Dec 31, 1999
                                                  -------------    ------------
CURRENT LIABILITIES
     Line of credit...............................$  1,072,512     $   389,532
     Current portion of long-term debt............     597,058       2,316,796
     Current portion of Capital lease.............       2,940               -
     Trade accounts payable.......................   1,451,602       1,846,642
     Accrued liabilities..........................     837,252         948,687
     Other current liabilities....................      44,119          44,119
                                                    ----------      ----------
            Total current liabilities.............   4,005,483       5,545,776
                                                    ----------      ----------

LONG-TERM DEBT, less current portion..............   2,505,895       2,556,174
CAPITAL LEASE, less current portion...............      14,348               -
EXCESS OF NET ASSETS OF COMPANIES ACQUIRED
     OVER COST, NET...............................   3,772,930       4,033,132
                                                     ---------      ----------
            Total liabilities.....................  10,298,656      12,135,082

COMMITMENTS AND CONTINGENCIES (Note M)

STOCKHOLDERS' EQUITY
     Preferred stock - $1.00 par value; 1,000,000
        shares authorized; 119,588 Class A issued
       and outstanding; liquidation preference
        of $627,837 ..............................     119,588         119,588
     Common stock - $0.01 par value; 50,000,000
        shares authorized; 8,118,815 and 7,034,684
        shares issued and outstanding in 2000 and
        1999, respectively........................      81,188          70,347
     Additional paid-in capital...................  14,388,134      13,225,368
     Accumulated deficit..........................  (9,979,740)     (9,871,547)
                                                    ----------      ----------
            Total stockholders' equity............   4,609,170       3,543,756
                                                    ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........$ 14,907,826     $15,678,838
                                                    ==========      ==========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

                                            Three Months Ended June 30     Six Months Ended June 30
                                            --------------------------     ------------------------
                                               2000          1999             2000           1999
REVENUES                                       ----          ----             ----           ----
     Revenues                              $5,667,467     $2,526,774      $11,374,960    $ 4,944,415
     Service revenue                                -              -                -      2,775,147
                                            ---------      ---------       ----------      ---------
                                            5,667,467      2,526,774       11,374,960      7,719,562

COST OF REVENUES
     Cost of revenues                       3,490,688      1,982,475        6,786,751      4,430,486
     Direct servicing costs                         -              -                -      1,586,638
                                            ---------      ---------       ----------      ---------
                                            3,490,688      1,982,475        6,786,751      6,017,124
                                            ---------      ---------       ----------      ---------
GROSS PROFIT                                2,176,779        544,299        4,588,209      1,702,438

OPERATING EXPENSES
     Selling, general and administrative    1,953,255       539,160        3,814,699       2,927,659
     Inventory obsolescence provision           3,000        15,500            6,000         200,930
     Depreciation and amortization of
     property and equipment                   284,483        18,782          675,107         237,135
     Lawsuit settlement                            -              -          400,086               -
     Amortization of excess of net assets
        of companies acquired over cost      (130,101)            -         (260,202)              -
                                            ---------      --------        ---------       ---------
                                            2,110,637       573,442        4,635,690       3,365,724
                                            ---------      --------        ---------       ---------
INCOME (LOSS) FROM OPERATIONS                  66,142       (29,143)         (47,481)     (1,663,286)

OTHER INCOME (EXPENSES)
     Interest income                            3,753        18,297           11,721          31,993
     Interest expense                        (202,051)       (8,315)        (402,063)       (140,712)
     Amortization of deferred financing
        cost                                 (153,798)            -         (311,523)              -
     Other                                     63,695        28,260           96,207          51,399
                                            ---------      --------        ---------       ---------
                                             (288,401)       38,242         (605,658)        (57,320)
                                            ---------      --------        ---------       ---------
INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES AND EXTRAORDINARY GAIN      (222,259)        9,099         (653,139)     (1,720,606)

PROVISION FOR INCOME TAXES                          -             -                -               -
                                            ---------      --------        ---------       ---------
INCOME LOSS BEFORE EXTRAORDINARY GAIN        (222,259)        9,099         (653,139)     (1,720,606)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   -Continued-

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                  For the Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

                                            Three Months Ended June 30     Six Months Ended June 30
                                            --------------------------     ------------------------
                                               2000          1999             2000           1999
                                               ----          ----             ----           ----
EXTRAORDINARY GAIN                                  -             -          568,750               -
                                            ---------      --------        ---------       ---------
NET INCOME (LOSS)                          $ (222,259)    $   9,099       $  (84,389)    $(1,720,606)
                                            =========      ========        =========      ==========
Net income (loss) attributable to
     common stockholders                   $ (233,527)    $  (1,484)      $ (108,092)    $(1,749,172)
                                            ---------      --------        ---------      ----------
Basic and diluted net loss before
     extraordinary gain per share
     attributable to common shareholders   $    (0.03)            -       $    (0.08)    $     (0.36)
                                            ---------      --------        ---------      ----------
Basic and diluted extraordinary gain
     attributable to common shareholders            -             -       $     0.07               -
                                            =========    ==========        =========      ==========
Basic and diluted net loss
     per share attributable to common
     shareholders                          $    (0.03)            -       $    (0.01)    $     (0.36)
                                            =========    ==========        =========      ==========
Number of weighted-average shares of
     common stock outstanding (basic
     and diluted)                           7,694,004     4,936,514        7,904,323      4,872,439
                                            =========    ==========        ==========     ==========



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For The Periods Ended June 30, 2000 and 1999
                                   (Unaudited)
                                                        Six Month Ended
                                                       ------------------
                                                     June 30, 2000 June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES                -------------- -------------
Net loss                                              $   (84,389)  $(1,720,606)
Adjustments to reconcile net loss to net
   cash provided by (used by) operating activities:
     Common stock issued for compensation...............  (45,000)       18,496
     Depreciation and amortization of property
        and equipment...................................  675,107       237,092
     Provision for bad debts............................  (16,170)      160,826
     Provision for obsolete inventory...................   (6,000)      105,142
     Amortization of deferred financing costs...........  311,521             -
     Loss on sale of property and equipment.............        -         2,170
     Extraordinary gain on note retirement ............. (568,750)            -
     Amortization of deferred financing costs...........  311,522        18,494
     Amortization of excess of net assets
        of companies acquired over cost................. (260,202)            -
     Change in operating assets and liabilities
           Accounts receivable - trade..................  250,065      (239,743)
           Accounts receivable - other..................   40,956       (39,897)
           Inventories.................................. (125,242)      629,868
           Prepaid expenses and other current assets.... (199,099)      (70,333)
           Other assets.................................    9,661         9,064
           Trade accounts payable....................... (395,040)      362,247
           Accrued liabilities.......................... (111,435)    1,112,095
           Deferred service liability...................        -      (199,163)
                                                       ----------    ----------
Net cash provided by (used by) operating activities..... (512,017)      385,752
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment.................. (300,021)      (21,287)
   Proceeds on sale of property and equipment...........   76,031        21,512
   Payments received on notes receivable................  101,562        39,557
   Write-off of notes receivable........................   80,146             -
   Advance to related party ............................        -      (222,397)
   Purchase of certificate of deposit...................   (5,292)            -
   Cash in de-consolidation of subsidiary...............        -      (316,262)
                                                       ----------    ----------
Net cash used by investing activities...................  (47,574)     (498,877)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit.......................  682,980      (750,827)
   Repayment of long-term debt.......................... (670,017)      (36,834)
   Proceeds from long-term debt.........................  500,000             -
   Cash received on shareholder receivable..............        -        25,000
                                                       ----------    ----------
Net cash provided by (used by) financing activities....   512,963      (762,661)
                                                       ----------    ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                   -continued-

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                  For The Periods Ended June 30, 1999 and 2000
                                   (Unaudited)

                                                        Six Month Ended
                                                       ------------------
                                                     June 30, 2000 June 30, 1999
                                                    -------------- -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS....             (46,628)     (875,786)

Cash and cash equivalents at beginning
     of period   ............................             894,261     1,399,060
                                                       ----------    ----------
Cash and cash equivalents at end of period.........   $   847,633   $   523,274
                                                       ==========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock for
        settlement of note payable.................   $ 1,031,250   $         -
                                                       ==========    ==========
     Dividends paid through issuance
        of common stock............................   $    23,703   $    36,111
                                                       ==========    ==========
     Issuance of common stock for
        deferred financing costs                      $   163,553   $         -
                                                       ==========    ==========

     Acquisition of property and equipment
        Through a capital lease                       $    17,288   $         -
                                                       ==========    ==========






















              The accompanying notes are an integral part of these
                       consolidated financial statements.

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - ORGANIZATION

     Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. TEI's subsidiary, Universal Battery Corporation ("UBC")formerly Computer Components Corporation ("CCC"), stocks and sells electronic components and batteries. Within the battery sales activity, there is significant value added to the batteries in the assembly of batteries into "packs". UBC's electronic components sales are generated by in-house sales staff and sales representatives as well as over the Internet to customers throughout the United States.

     On October 22, 1999, TEI acquired 100% of the outstanding common stock of AlphaNet Hospitality Systems, Inc. ("AHS"). The acquisition was accounted for as a purchase and the operations of AHS are included in the results of operations of TEI from the acquisition date. AHS provides in-room facsimile and business center services to the hotel industry through licensing agreements. AHS generates revenues from its InnFax product line, a patented in-room send and receive facsimile service and The Office, full service business centers, for business travelers staying at hotels.

NOTE C - ACQUISITION OF AHS

     TEI acquired AHS in October 1999, and accordingly AHS's operations are not reflected in TEI's six month ended 1999 financials. The following unaudited pro forma consolidated results for the three and six month period ended June 30, 1999 assumes the acquisition of AHS occurred as of January 1, 1999.

                                        Three Months Ended     Six Months Ended
                                           (unaudited)            (unaudited)
                                           June 30, 1999         June 30, 1999
                                           -------------         -------------
Revenues                                    $ 4,857,392          $  12,167,817
Net loss                                       (367,969)            (2,779,240)
Basic and diluted loss per
   share                                    $     (0.07)         $       (0.57)

(NOTE - Earnings per shares were adjusted for preferred dividends)

NOTE D - DIVIDENDS

     Dividends were declared on February 28 and June 1, 2000, for Class A Preferred Stock at $0.9375 and $0.7188 per share totaling $12,435 and $11,268 for the periods ending March 31 and June 30, 2000, respectively. This dividend was paid in the form of common stock at the rate of 0.11 shares of common for each share of preferred.

     The dividend was payable on March 31 and June 30, 2000 to stockholders of record at the close of business of February 28 and May 31, 2000, respectively.

NOTE E - INVENTORIES

Inventories consist of the following at June 30, 2000:

Electronic components, batteries and assembly
       materials.............................................$       2,015,478
Facsimile and business center inventory......................          118,397
Inventory obsolescence reserve...............................         (403,275)
                                                                  ------------
                                                             $       1,730,600
                                                                  ============

NOTE F - LINE OF CREDIT

Line of credit at June 30, 2000 consists of the following:

       $3,000,000 line of credit with bank,
       payable on demand, with interest
       payable monthly at prime plus 2%
       (11.5% at June 30, 2000),
       maturing August, 2002 and secured by
       accounts receivable, inventories,
       equipment and intangibles of  UBC.
       Pursuant to borrowing base formulas,
       as of June 30, 2000 additional
       borrowings of $488,583 are available
       under the line of credit....................................$1,072,512
                                                                   ==========

NOTE G - LONG-TERM DEBT

Long-term debt at June 30, 2000 consists of the following:

       Promissory note to financing company,
       with interest payable monthly at 12%,
       principal due at maturity August 25,2000
       and secured by stock of AHS ................................$  500,000

       Installment notes payable to leasing
       company, due in monthly installments
       ranging from $3,695 to $3,004,
       including interest at rates from
       14.50% to 14.52%, current portion of
       debt which matures October 2002,
       collateralized by facsimile and
       business center equipment of AHS ...........................   227,953

       Note payable to financing company,
       with interest payable monthly at 20.5%,
       principal due at maturity (October 2001),
       guaranteed by TEI, with first lien on
       all AHS assets and second lien on AHS
       common stock................................................ 2,375,000
                                                                    ----------
                                                                    3,102,953
                                                                    ----------
          Less current maturities..................................  (597,058)
                                                                    ----------
          Long-term portion........................................$2,505,895
                                                                    ==========

NOTE H - INCOME(LOSS) PER SHARE

     Basic net income(loss) per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding for the period. Diluted net income(loss) per share is computed by dividing net income(loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. TEI's common stock equivalents are not included in the diluted loss per share for June 30, 2000 and 1999 as they are antidilutive. Therefore, diluted and basic loss per share is identical. Net loss per share for the six month period ended June 30, 2000 and 1999 has been decreased (increased) for dividends on preferred stock.

NOTE I - WARRANTS AND STOCK OPTIONS

     On February 16, 2000, TEI agreed to extend to March 10, 2002 the exercise date of options to purchase 1,000,000 shares, originally granted in connection with an equity offering, exercisable at $2.50 per share.

     On February 24, 2000, TEI issued Caspic International, Inc. 250,000 warrants for providing a $500,000 loan. The warrants are exercisable at $0.73 per share with an expiration date of February 25, 2005. The warrants were recorded at fair value using the Black-Scholes model as deferred financing fees, totaling $163,554. The warrants are being amortized over three months, the initial maturity period of the loan. (See Note L)

     On June 24, 2000, the Board of Directors adopted the 2000 Incentive Stock Option Plan (the "2000 ISOP"). At June 30, 2000 there are 27,000 options issued and outstanding under the 2000 ISOP. These options are exercisable at $0.7188 per share with an expiration date of June 26, 2003. There are an additional 1,973,000 shares available for grant under the 2000 ISOP. All the shares under the 2000 ISOP have been registered with the Securities and Exchange Commission on Form S-8.

NOTE J - EXCESS OF NET ASSETS OF COMPANIES ACQUIRED OVER COST

     The deferred credit results from the excess of the estimated fair value of the net assets acquired over the purchase price paid for AHS. After application to all non current assets acquired, this amount totaling $4,163,233 is being amortized using the straight-line method over 8 years. Amortization for the six month period ended June 30, 2000 was $260,202.

NOTE K - EXTRAORDINARY GAIN

     TEI recognized an extraordinary gain of $568,750 in connection with the retirement of a $2,100,000 note payable. The note was paid with $500,000 cash and 1,100,000 common shares of TEI on February 25, 2000. The shares and related debt settlement were recorded at the trading price of the common stock on the payment date, which was $0.9375 per share.

NOTE L - RELATED PARTIES

     On October 26, 1999, TEI completed the acquisition of AHS. As part of this transaction, TEI arranged for a $2,525,000 credit facility through an agent, Appel Investments, Inc. ("Appel"), for AHS to refinance its existing indebtedness. William Tan Kim Wah is President and CEO of TEI, and his brother, Kim Yeow Tan is an officer of Appel. $1,525,000 of the said indebtedness was refinanced through Appel directly. In conjunction with Appel's $1,525,000 loan to refinance AHS indebtedness, AHS paid a loan origination fee of $150,737. As additional consideration for the refinancing, Appel received warrants to purchase 116,703 shares of common stock of TEI, exercisable at $0.75 per share. The warrants expire on October 20, 2004. The remaining $1,000,000 of the said $2,525,000 indebtedness was refinanced through AHS Funding LLC, a financing company whose principal, Jenny Jechart, is also a shareholder of TEI. In conjunction with AHS Funding LLC's $1,000,000 to finance AHS indebtedness, AHS paid a loan origination fee of $98,828. As additional consideration, AHS Funding LLC received warrants to purchase 76,514 shares of TEI common stock exercisable at $0.75 per share. The warrants vest immediately and expire on October 20, 2004. These warrants were recorded at fair value using the Black-Scholes model as deferred financing fees, and are being amortized over the life of the respective loans. The total facility of $2,525,000 arranged through Appel bears interest at 20.5% per annum, and is payable monthly with the principal due in full on October 21, 2001.

     TEI engaged Placement & Acceptance, Inc. ("PAI"), a British Virgin Islands corporation, to effect a private placement of securities, which was consummated in December 1997. William Tan Kim Wah is a director and shareholder of PAI. PAI received fees of $112,000, inclusive of expenses, for acting as sales agent in the placement. TEI also engaged PAI in October, 1999 to effect a private placement of securities for TEI's acquisition of AHS. PAI received a placement fee of warrants to purchase 500,000 shares of common stock. In addition, TEI retained PAI to refinance the outstanding AHS indebtedness required to complete the acquisition. PAI received a placement fee of warrants to purchase 550,000 shares of common stock in consideration for services rendered. These warrants are exercisable at $0.75 per share and expire on October 20, 2004. These warrants were recorded at fair value using the Black-Scholes model as deferred financing fees, and are being amortized over the life of the respective loans.

     On February 24, 2000, TEI renegotiated and paid in full its $2,100,000 promissory note that composed part of the purchase price of the acquisition of AHS by the payment of $500,000 cash and the issuance of 1,100,000 shares of common stock.

     The $500,000 cash was raised by a loan from Caspic International, Inc. William Tan Kim Wah is also a director and shareholder of Caspic International, Inc. The loan is due on August 25, 2000, bears an interest rate of 12% per annum payable monthly and is secured by a pledge of the shares of capital stock of AHS. As additional consideration for the loan, TEI also issued warrants to purchase 250,000 shares of common stock at $0.73 per share, exercisable immediately, with an expiration date of February 23, 2005. (See Note I)

NOTE M - COMMITMENTS AND CONTINGENCIES

Commitments

     AHS has entered into an agreement with a leasing company which requires AHS to pay $5 per machine each month for two years, which represents the estimated residual value at the end of a four-year leasing contract. The future minimum payments under this agreement at June 30, 2000 are as follows:

2000............................................... $     111,612
2001...............................................       117,413
2002...............................................        32,281
                                                     ------------
                                                    $     261,306
                                                     ============
Guarantees
     In March 1998, TEI completed the acquisition of a controlling interest in US Computer Group, ("USCG") a company that provided a broad range of information technology services and products. On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, contributed additional capital to USCG through the purchase of additional shares, making Telstar the largest shareholder of USCG. Effective February 25, 1999 TEI ceased reporting USCG's financial results in its consolidated financial statements and uses the equity method to account for its minority interest. On October 20, 1999 TEI guaranteed a payment made by Telstar to USCG totaling $100,000 for working capital. In March 2000, an USCG bank creditor foreclosed on all of USCG's assets, effectively terminating all of USCG's operations. TEI has guaranteed a portion of the USCG bank indebtedness. On June 7, 2000, Coast sued TEI in the US District Court for the Central District of California, Case No. CV-00-06115 NM
(RZx), to collect $361,740 plus interest, attorney fees and costs. Coast claims that TEI is liable to Coast on certain TEI guarantees of loans from Coast to USCG. TEI has filed an answer denying any liability on its guarantees of Coast loans. Management is unable to determine at this time the amount, if any, that TEI may become obligated to pay Coast on its said guarantees.

ITEM  2.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OR  PLAN  OF   OPERATION.

The following discussion and analysis should be read in conjunction with TEI's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of TEI's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. TEI's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in TEI's Annual Report on Form 10-KSB for the year ended December 31, 1999.

BACKGROUND AND RECENT DEVELOPMENTS

     The results of operations for the six months ended June 30, 2000 does not include USCG operations, while the comparative period of 1999 includes two months of USCG operations. As AHS was acquired as a purchase in October 1999, the financial statements for the six months ended June 30, 2000 include six months of AHS activity with no operations of AHS for the comparative 1999 six months.

     As previously discussed, TEI was advised on March 22, 2000 that Coast Business Credit, Inc. ("Coast"), has declared that USCG defaulted on certain loans from Coast and has demanded full payment by USCG for all such loans. TEI was advised verbally by Coast's attorney that it had foreclosed and sold all of USCG's assets that were pledged to secure loans from Coast. TEI guaranteed a portion of those loans. On June 7, 2000, Coast sued TEI in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and costs. Coast claims that TEI is liable to Coast on certain TEI guarantees of loans from Coast to USCG. TEI has filed an answer denying any liability on its guarantees of Coast loans. Management is unable to determine at this time the amount, if any, that TEI may become obligated to pay Coast on its said guarantees.

     On April 28, 2000, the American Arbitration Association awarded an ex-employee of UBC's $375,865 due to breach of his employment agreement. As of June 30, 2000 $225,000 relating to this settlement had been paid. The remaining $150,865 was paid in full on August 1, 2000.

     In July 2000, CCC filed with the State of Texas to change its name to Universal Battery Corporation ("UBC").

RESULTS OF OPERATIONS

     Currently, TEI's operations are conducted through its subsidiaries, UBC and AHS.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

REVENUES

     For the three month period ended June 30, 2000, TEI had revenues of $5,667,467 compared to $2,526,774 for the similar period ended June 30, 1999, an increase of $3,140,693 (124.30%).

     Revenues of UBC totaled $3,421,711 and of AHS totaled $2,245,756 for the three months ended June 30, 2000 compared to revenues of $2,526,774 and $0, during the similar period in 1999. UBC's sales increase is related to the increasing sales in batteries and related products as well as entering other battery markets, including consumer, medical and security. Also, UBC has begun direct shipping to certain customers which require large volume on a particular item which has enabled UBC to compete with the larger market items.

COST OF REVENUES

     For the three month period ended June 30, 2000, TEI's cost of revenues increased to $3,490,688 compared to cost of revenues of $1,982,475 for the similar period in 1999, an increase of $1,508,213 (76.08%).

     Increased sales at UBC and AHS resulted in an increase in the cost of revenues during the three month period ended June 30, 2000. However, in the 2nd quarter of 2000, UBC received better prices from their suppliers resulting in cost of revenues as a percentage of revenue decreasing to 61.59% in the 2nd quarter of 2000, compared to 78.46% for the similar period in 1999.

GROSS PROFIT

     For the three month period ended June 30, 2000, TEI recorded a gross profit of $2,176,779 compared to $544,299 for the similar period in 1999, an increase of $1,632,480 (299.92%).

     For the  three  month  period  ended  June  30,  2000,  gross  profit  as a percentage of revenue for UBC decreased to 20.41% compared to 21.54% for the similar period in 1999. The decreasing gross profit margin of UBC is attributable to the focus on battery and battery-related products, which produce a lower profit margin than component sales. On June 7, 2000, Coast sued TEI in the US District Court for the Central District of California, Case No.
CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and costs. Coast claims that TEI is liable to Coast on certain TEI guarantees of loans from Coast to USCG. TEI has filed an answer denying any liability on its guarantees of Coast loans. Management is unable to determine at this time the amount, if any, that TEI may become obligated to pay Coast on its said guarantees.

OPERATING EXPENSES

     For the three month period ended June 30, 2000, TEI's operating expenses, consisting mainly of selling, general and administrative, depreciation and amortization expenses increased to $2,110,637 compared to $573,442 for the similar period in 1999, an increase of $1,537,195 (268.06%).

     The increase in the selling, general and administrative expenses was attributable to an increase of $677,150 in legal fees, advertising and travel costs at UBC, and $1,217,887 in recruiting fees, due diligence fees, communications, and wages at AHS during the second quarter. For the similar period in 1999 AHS had no operating expenses included in the financial statements.

     For the three month period ended June 30, 2000, TEI incurred $284,483 in depreciation and amortization compared to $18,782 for the similar period in 1999, an increase of $265,701 (1,414.65%). The increase is largely attributable to AHS's depreciation of revenue assets of $225,184.

INTEREST EXPENSE AND FINANCING FEES

     During the three month period ended June 30, 2000, TEI incurred $202,051 in interest expense compared to $8,315 for the similar period in 1999, an increase of $193,736 (2329.96%).

     The increase in interest expense is attributable to a note payable entered into by AHS in the fourth quarter of 1999, which incurred $153,492 in interest expense in the three month period ended June 30, 2000.

     Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement. TEI issued warrants to various lenders, which were recorded at fair value using the Black-Scholes model. Amortization of these deferred financing costs was $153,798 for the three month period ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

REVENUES

     For the six month period ended June 30, 2000, TEI had revenues of $11,374,960 compared to $7,719,562 for the similar period in 1999, an increase of $3,655,398 (47.35%).

     The increase in revenues is largely attributable to an increase in sales of UBC of $7,087,963 and AHS of $4,286,997 for the six months ended June 30, 2000 compared to revenues of $4,531,901 and $0 for the similar period in 1999, respectively. The UBC sales increase is related to the increasing sales in batteries and related products. Also, UBC has begun direct shipping to certain customers which require large volume on a particular item which has enabled UBC to compete with the larger market items.

COST OF REVENUES

     For the six month period ended June 30, 2000, TEI's cost of revenues increased to $6,786,751 compared to $6,017,124 for the similar period in 1999, an increase of $769,627 (12.79%).

     Increased sales at UBC resulted in an increase in the cost of revenues during the six month period ended June 30, 2000. Cost of revenues as a percentage of revenue increased slightly to 79.18% for the first six months of 2000 compared to 77.54% for the similar period in 1999. When UBC does direct shipments from their factories to their customers they have a lower margin due to their larger volume items and not handling the orders as much as UBC would on smaller orders.

     Included in the cost of revenues for the six month period ended June 30, 2000 are $1,173,839 for AHS, and none in 1999, and $2,694,228 for USCG in the six month period ended June 30, 1999, none in 2000.

GROSS PROFIT

     For the six month period ended June 30, 2000, TEI recorded a gross profit of $4,588,209 compared to $1,702,438 for the similar period in 1999, an increase of $2,885,771 (169.51%).

     The increase in gross profit stems from the acquisition of AHS and the increasing sales from UBC.

     For the six month period ended June 30, 2000, gross profit as a percentage of revenue for UBC decreased slightly to 20.81% compared to 22.32% for the similar period in 1999. The decreasing gross profit margin of UBC is attributable to the focus on battery and battery-related products, which produce a lower profit margin than component sales.

OPERATING EXPENSES

     For the six month period ended June 30, 2000, TEI's operating expenses, consisting mainly of selling, general and administrative, legal settlement, depreciation and amortization expenses increased to $4,635,690 compared to $3,365,724 for the similar period in 1999, an increase of $1,269,966 (37.7%).

     The increase is attributable to the following: USCG contributed $1,944,840 in selling, general and administrative expenses in the first half of 1999, compared to none for the similar period in 2000. UBC selling, general and administrative expenses increased to $1,374,251 in the first half of 2000 compared to $823,543 for the similar period in 1999. This increase is attributable to an increase in legal fees, advertising and travel costs and the writing off of a note receivable. AHS incurred $2,478,695 in selling, general and administrative expenses in the first half of 2000, none in 1999. AHS's selling and administrative expenses were attributable to communications, research and development on existing product, and wages.

     For the six month period ended June 30, 2000, TEI incurred $675,107 in depreciation and amortization expense compared to $237,135 for the similar period in 1999, an increase of $437,972 (184.69%).

     The increase is largely attributable to AHS's depreciation of revenue assets of $565,542 for the six month period ended June 30, 2000 and USCG incurring $181,803 in amortization cost for the first half of 1999, none in 2000.

INTEREST EXPENSE AND FINANCING FEES

     For the six month period June 30, 2000, TEI incurred $402,063 in interest expense compared to $140,712 during the similar period in 1999, an increase of $261,351 (185.73%).

     The increase in interest expense is largely attributable to a note payable entered into by AHS, which incurred $322,618 in interest expense during the first six months ended June 30, 2000, none in 1999.

     Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement. TEI issued warrants to various lenders, which were recorded at fair value using the Black-Scholes model. Amortization of these deferred financing costs was $311,523 for the six months period ended June 30, 2000, compared to none for the similar period in 1999.

EXCESS OF NET ASSETS OF COMPANIES ACQUIRED OVER COST

     The deferred credit results from the excess of the estimated fair value of the net assets acquired over the purchase price paid for AHS. After application to all non current assets acquired, this amount totaling $4,163,233 is being amortized using the straight-line method over 8 years. Amortization for the period ended June 30, 2000, was $260,202 compared to none for the similar period in 1999.

EXTRAORDINARY GAIN

     TEI recognized an extraordinary gain of $568,750 from the retirement of the PricewaterhouseCoopers, Inc. note of $2,100,000 that composed part of the purchase price of the AHS acquisition. The note was paid with $500,000 cash and the issuance of 1,100,000 common shares in February 2000.

INVENTORY

     TEI continually reviews its inventory allowance procedures and policies and will make adjustments as necessary. During the period ended June 30, 2000, TEI recorded $6,000 as a reserve for inventory allowance, compared to $200,930 for the similar period in 1999. For the first half of 1999, UBC recorded a $80,930 inventory reserve for slow moving passive components and USCG recorded a $120,000 reserve prior to the deconsolidation.

LIQUIDITY

     TEI had cash and cash equivalents of $847,633 and $523,274 at June 30, 2000 and 1999, respectively.

     For the six month period ended June 30, 2000, TEI used cash from operations of $512,017 compared to cash provided by operations of $385,752 for the similar period in 1999. The increase in cash provided by operations is largely due to an increase in cash, account payables and accrued liabilities.


     For the six month period ended June 30, 2000, TEI used cash in investing activities of $45,574 compared to $498,877 for the similar period in 1999. The majority of the cash was used to purchase new property and equipment in 2000 whereas during the six month ended June 30, 1999 cash was used primarily for advances to a related party of $222,397 and the de-consolidating of USCG of $316,262.

     For the six month period ended June 30, 2000, TEI provided cash from financing activities of $512,963 compared to cash used in financing of $762,661 for the similar period in 1999. During the six months ended June 30, 2000, UBC received $214,993 of net proceeds under its line of credit. TEI organized repayment of their acquisition debt and recognized a gain in connection with this settlement and refinancing transactions.

     TEI has a $500,000 note payable due on August 25, 2000 with a 12% per annum interest rate, TEI is currently negotiating payment arrangements. AHS, also has a note payable of $2,375,000 with a 20.5% interest rate with a maturity date of October, 2001. AHS is currently looking into other loan arrangements.

INFLATION

     TEI has not been materially effected by inflation. While TEI does not anticipate inflation affecting TEI's operations, increases in labor and supplies could impact TEI's ability to compete.

INTERNATIONAL CURRENCY FLUCTUATION

     Since the majority of goods that UBC purchases are from Asia, it has been subject, like its competitors, to international currency fluctuation since the company's inception. The management of UBC does not believe that the fluctuation in currency presents a serious threat to its operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Martin Frank, a former employee of UBC, filed an arbitration claim with The American Arbitration Association against UBC and TEI for the breach of his employment agreement. On April 28, 2000, the Arbitration panel awarded Martin Frank $375,865. The award has been paid.

     AHS was a defendant in a lawsuit filed by a competitor claiming that AHS's The Office product infringes on a patent assigned to the said competitor. In order to end this litigation and the resultant legal fees, in April 2000, AHS paid the competitor $50,000 to settle the case and all claims of the competitor.

     On June 7, 2000, Coast sued TEI in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and other related legal costs. Coast claims that TEI is liable to Coast on certain TEI guarantees of loans from Coast to USCG. TEI has filed an answer denying any liability on its guarantees of Coast loans. Management is unable to determine at this time the amount, if any, that TEI may become obligated to pay Coast on its said guarantees.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

Item 5.  Other Information.

     The deadline for submitting shareholder proposals for inclusion in TEI's proxy statement and form of proxy for TEI's May 30, 2001, annual meeting of shareholders is November 30, 2000.



Item 6.  Exhibits and Reports on Form 8-K.

     Effective June 26, 2000, the Company's principal executive offices are located at 275 North Franklin Turnpike, Suite 230, Ramsey, NJ 07446. Telephone number (201) 760-9900. Fax number (201) 760-9901.



                                    Signature


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Tech Electro Industries, Inc.
                                               -----------------------------


Date:  August  14, 2000

                                            /s/ Julie Sansom-Reese
                                            -----------------------------
                                            Interim Chief Financial Officer