Form 10QSB/A
period 2000-06-30
TECH ELECTRO INDUSTRIES INC/TX
filed 2000-08-15
CIK 886912

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

     Revenues of UBC totaled $3,421,711 and of AHS totaled $2,245,756 for the three months ended June 30, 2000, compared to revenues of $2,526,774 and $0, during the similar period in 1999. UBC's sales increase is related to the increasing sales in batteries and related products as well as entering other battery markets, including consumer, medical and security. Also, UBC has begun direct shipping to certain customers which require large volume on a particular item which has enabled UBC to compete with the larger market items.

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

     For the  three  month  period  ended  June  30,  2000,  gross  profit  as a percentage of revenue for UBC decreased to 20.41% compared to 21.54% for the similar period in 1999. The decreasing gross profit margin of UBC is attributable to the focus on battery and battery-related products, which produce a lower profit margin than component sales. Also, UBC has been direct shipping to their customers and these orders typically have a lower margin due to larger volume and UBC having lower overhead costs associated with such orders.

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