Form 10QSB/A
period 2000-06-30
TECH ELECTRO INDUSTRIES INC/TX
filed 2000-09-29
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                 Amendment No. 1


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

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For The Periods Ended June 30, 2000 and 1999
                                   (Unaudited)
                                                        Six Month Ended
                                                       ------------------
                                                     June 30, 2000 June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES                -------------- -------------
Net loss                                              $   (84,389)  $(1,720,606)
Adjustments to reconcile net loss to net
 cash  provided by (used by) operating activities:
     Common stock issued for compensation...............  (45,000)       18,496
     Depreciation and amortization of property
        and equipment...................................  675,107       237,092
     Provision for bad debts............................  (16,170)      160,826
     Provision for obsolete inventory...................    6,000       105,142
     Loss on sale of property and equipment.............        -         2,170
     Extraordinary gain on note retirement ............. (568,750)            -
     Amortization of deferred financing costs...........  311,521        18,494
     Amortization of excess of net assets
        of companies acquired over cost................. (260,202)            -
     Change in operating assets and liabilities
           Accounts receivable - trade..................  250,065      (239,743)
           Accounts receivable - other..................   40,956       (39,897)
           Inventories.................................. (125,242)      629,868
           Prepaid expenses and other current assets.... (199,099)      (70,333)
           Other assets.................................    9,661         9,064
           Trade accounts payable....................... (395,040)      362,247
           Accrued liabilities.......................... (111,435)    1,112,095
           Deferred service liability...................        -      (199,163)
                                                       ----------    ----------
Net cash provided by (used by) operating activities..... (512,017)      385,752
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment.................. (300,021)      (21,287)
   Proceeds on sale of property and equipment...........   76,031        21,512
   Payments received on notes receivable................  101,562        39,557
   Write-off of notes receivable........................   80,146             -
   Advance to related party ............................        -      (222,397)
   Purchase of certificate of deposit...................   (5,292)            -
   Cash in de-consolidation of subsidiary...............        -      (316,262)
                                                       ----------    ----------
Net cash used by investing activities...................  (47,574)     (498,877)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit.......................  682,980      (750,827)
   Repayment of long-term debt.......................... (670,017)      (36,834)
   Proceeds from long-term debt.........................  500,000             -
   Cash received on shareholder receivable..............        -        25,000
                                                       ----------    ----------
Net cash provided by (used by) financing activities....   512,963      (762,661)
                                                       ----------    ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                   -continued-
                                      7

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

NOTE B - ORGANIZATION

  Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. TEI's subsidiary, Computer Components Corporation ("CCC"), stocks and sells electronic components and batteries. Within the battery sales activity, there is significant value added to the batteries in the assembly of batteries into "packs". CCC's electronic components sales are generated by in-house sales staff and sales representatives as well as over the Internet to customers throughout the United States.

     As previously reported, in July 2000, CCC filed with the Office of the Texas Secretary of State an amendment to its Articles of Incorporation to change its name to "Universal Battery Corporation". CCC initially understood that its name change had been approved. However, the Office of the Texas Secretary of State later advised CCC that its name change was not approved. The reason given was that "Universal Battery" was similar to another corporation's name that would need to consent to CCC's proposed name change. CCC is seeking to obtain such consent.

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

     The $500,000 cash was raised by a loan from Caspic International, Inc. William Tan Kim Wah is also a director and shareholder of Caspic International, Inc. The loan is due on November 25, 2000, bears an interest rate of 12% per annum payable monthly and is secured by a pledge of the shares of capital stock of AHS. As additional consideration for the loan, TEI also issued warrants to purchase 250,000 shares of common stock at $0.73 per share, exercisable immediately, with an expiration date of February 23, 2005. (See Note I)

NOTE M - COMMITMENTS AND CONTINGENCIES

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

SUBSEQUENT EVENT

After the filing of the original Form 10-QSB, TEI settled the Coast lawsuit by paying Coast $199,000.

ITEM  2.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OR  PLAN  OF   OPERATION.

The following discussion and analysis should be read in conjunction with TEI's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB/A. Except for the historical information contained herein, the discussion in this Form 10-QSB/A contains certain forward looking statements that involve risks and uncertainties, such as statements of TEI's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB/A. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. TEI's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in TEI's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

     As previously discussed, TEI was advised on March 22, 2000 that Coast Business Credit, Inc. ("Coast"), has declared that USCG defaulted on certain loans from Coast and has demanded full payment by USCG for all such loans. TEI was advised verbally by Coast's attorney that it had foreclosed and sold all of USCG's assets that were pledged to secure loans from Coast. TEI guaranteed a portion of those loans. On June 7, 2000, Coast sued TEI in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and costs. On September 20, 2000, TEI settled this lawsuit by paying Coast $199,000.

     On April 28, 2000, the American Arbitration Association awarded an ex-employee of CCC's $375,865 due to breach of his employment agreement. As of June 30, 2000 $225,000 relating to this settlement had been paid. The remaining $150,865 was paid in full on August 1, 2000.


RESULTS OF OPERATIONS

     Currently, TEI's operations are conducted through its subsidiaries, CCC and AHS.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

REVENUES

     For the three month period ended June 30, 2000, TEI had revenues of $5,667,467 compared to $2,526,774 for the similar period ended June 30, 1999, an increase of $3,140,693 (124.30%).

     Revenues of CCC totaled $3,421,711 and of AHS totaled $2,245,756 for the three months ended June 30, 2000, compared to revenues of $2,526,774 and $0, during the similar period in 1999. CCC's sales increase is related to the increasing sales in batteries and related products as well as entering other battery markets, including consumer, medical and security. Also, CCC has begun direct shipping to certain customers which require large volume on a particular item which has enabled CCC to compete with the larger market items.

COST OF REVENUES

     For the three month period ended June 30, 2000, TEI's cost of revenues increased to $3,490,688 compared to cost of revenues of $1,982,475 for the similar period in 1999, an increase of $1,508,213 (76.08%).

     Increased sales at CCC and AHS resulted in an increase in the cost of revenues during the three month period ended June 30, 2000. However, in the 2nd quarter of 2000, CCC received better prices from their suppliers resulting in cost of revenues as a percentage of revenue decreasing to 61.59% in the 2nd quarter of 2000, compared to 78.46% for the similar period in 1999.

GROSS PROFIT

     For the three month period ended June 30, 2000, TEI recorded a gross profit of $2,176,779 compared to $544,299 for the similar period in 1999, an increase of $1,632,480 (299.92%).
                                       14

     For the  three  month  period  ended  June  30,  2000,  gross  profit  as a percentage of revenue for CCC decreased to 20.41% compared to 21.54% for the similar period in 1999. The decreasing gross profit margin of CCC is attributable to the focus on battery and battery-related products, which produce a lower profit margin than component sales. Also, CCC has been direct shipping to their customers and these orders typically have a lower margin due to larger volume and CCC having lower overhead costs associated with such orders.

OPERATING EXPENSES

     For the three month period ended June 30, 2000, TEI's operating expenses, consisting mainly of selling, general and administrative, depreciation and amortization expenses increased to $2,110,637 compared to $573,442 for the similar period in 1999, an increase of $1,537,195 (268.06%).

     The increase in the selling, general and administrative expenses was attributable to an increase of $677,150 in legal fees, advertising and travel costs at CCC, and $1,217,887 in recruiting fees, due diligence fees, communications, and wages at AHS during the second quarter. For the similar period in 1999 AHS had no operating expenses included in the financial statements.

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

     The increase in interest expense is attributable to a $2,525,000 loan made to AHS in October, 1999 to refinance existing indebtedness. AHS paid $153,492 in interest on this loan during in the three month period ended June 30, 2000.

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

     The increase in revenues is largely attributable to an increase in sales of CCC of $7,087,963 and AHS of $4,286,997 for the six months ended June 30, 2000
                                       15
compared to revenues of $4,531,901 and $0 for the similar period in 1999, respectively. The CCC sales increase is related to the increasing sales in batteries and related products. Also, CCC has begun direct shipping to certain customers which require large volume on a particular item which has enabled CCC to compete with the larger market items.

COST OF REVENUES

     For the six month period ended June 30, 2000, TEI's cost of revenues increased to $6,786,751 compared to $6,017,124 for the similar period in 1999, an increase of $769,627 (12.79%).

     Increased sales at CCC resulted in an increase in the cost of revenues during the six month period ended June 30, 2000. Cost of revenues as a percentage of revenue increased slightly to 79.18% for the first six months of 2000 compared to 77.54% for the similar period in 1999.

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

     The increase in gross profit stems from the acquisition of AHS and the increasing sales from CCC.

     For the six month period ended June 30, 2000, gross profit as a percentage of revenue for CCC decreased slightly to 20.81% compared to 22.32% for the similar period in 1999. The decreasing gross profit margin of CCC is attributable to the focus on battery and battery-related products, which produce a lower profit margin than component sales.

OPERATING EXPENSES

     For the six month period ended June 30, 2000, TEI's operating expenses, consisting mainly of selling, general and administrative, legal settlement, depreciation and amortization expenses increased to $4,635,690 compared to $3,365,724 for the similar period in 1999, an increase of $1,269,966 (37.7%).

     The increase is attributable to the following: USCG contributed $1,944,840 in selling, general and administrative expenses in the first half of 1999, compared to none for the similar period in 2000. CCC selling, general and administrative expenses increased to $1,374,251 in the first half of 2000 compared to $823,543 for the similar period in 1999. This increase is attributable to an increase in legal fees, advertising and travel costs and the writing off of a note receivable. AHS incurred $2,478,695 in selling, general and administrative expenses in the first half of 2000, none in 1999. AHS's selling and administrative expenses were attributable to communications, research and development on existing product, and wages.

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

     The increase in interest expense is largely attributable to a $2,525,000 loan made to AHS in October, 1999 to refinance existing indebtedness. AHS paid $322,618 in interest on this loan during the six months ended June 30, 2000, none in 1999.

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

INVENTORY

     TEI continually reviews its inventory allowance procedures and policies and will make adjustments as necessary. During the period ended June 30, 2000, TEI recorded $6,000 as a reserve for inventory allowance, compared to $200,930 for the similar period in 1999. For the first half of 1999, CCC recorded a $80,930 inventory reserve for slow moving passive components and USCG recorded a $120,000 reserve prior to the deconsolidation.

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

     For the six month period ended June 30, 2000, TEI provided cash from financing activities of $512,963 compared to cash used in financing of $762,661 for the similar period in 1999. During the six months ended June 30, 2000, CCC received $214,993 of net proceeds under its line of credit. TEI organized repayment of their acquisition debt and recognized a gain in connection with this settlement and refinancing transactions.

     TEI has a $500,000 note payable due on November 25, 2000 with a 12% per annum interest rate, TEI is currently negotiating payment arrangements. AHS, also has a note payable of $2,375,000 with a 20.5% interest rate with a maturity date of October, 2001. AHS is currently looking into other loan arrangements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Martin Frank, a former employee of CCC, filed an arbitration claim with The American Arbitration Association against CCC and TEI for the breach of his employment agreement. On April 28, 2000, the Arbitration panel awarded Martin Frank $375,865. The award has been paid.

     AHS was a defendant in a lawsuit filed by a competitor claiming that AHS's The Office product infringes on a patent assigned to the said competitor. In order to end this litigation and the resultant legal fees, in April 2000, AHS paid the competitor $50,000 to settle the case and all claims of the competitor.

     On June 7, 2000, Coast sued TEI in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and other related legal costs. Coast claimed that TEI is liable to Coast on certain TEI guarantees of loans from Coast to USCG. On September 20, 2000, TEI settled this lawsuit by paying Coast $199,000.

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



Item 6.  Exhibits and Reports on Form 8-K.

     As reported in TEI's Form 8-K dated June 26, 2000, TEI's principal executive offices were relocated to 275 North Franklin Turnpike, Suite 230, Ramsey, NJ 07446. Telephone number (201) 760-9900. Fax number (201) 760-9901.



                                    Signature


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Tech Electro Industries, Inc.
                                               -----------------------------


Date:  September, 25 2000

                                            /s/ Julie Sansom-Reese
                                            -----------------------------
                         Interim Chief Financial Officer