Form 10QSB
period 2000-09-30
TECH ELECTRO INDUSTRIES INC/TX
filed 2000-11-14
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

     Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

     As of October 31, 2000, 8,148,656 shares of Common Stock were  outstanding.

                                      INDEX



                                                                      Page
PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets at September 30, 2000 (unaudited)
   and December 31, 1999................................................3

   Consolidated Statements of Operations for the periods
   ended September 30, 2000 and 1999 (unaudited)........................5

   Consolidated Statements of Cash Flows for the periods
   ended September 30, 2000 and 1999 (unaudited)........................7

   Notes to Consolidated Financial Statements...........................9

Item 2.  Management's Discussion and Analysis or Plan of Operation.....11

PART II - Other Information............................................17

   Item 1.  Legal Proceedings..........................................17

   Item 2.  Changes in Securities......................................18

   Item 3.  Defaults Upon Senior Securities............................18

   Item 4.  Submission of Matters to a Vote of Securities Holders......18

   Item 5.  Other Information..........................................18

   Item 6.  Exhibits and Reports on Form 8-K...........................18

Signature..............................................................18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                  (Unaudited)
                                                 September 30,     December 31,
                                                     2000             1999
                                                 -------------    -------------
CURRENT ASSETS
     Cash and cash equivalents....................$    633,509     $   894,261
     Certificate of deposit.......................     151,314         260,294
     Accounts and notes receivable
        Trade, net................................   4,800,833       3,352,887
        Notes.....................................           -         180,146
        Other.....................................      62,426          67,901
     Inventories, net ............................   1,972,225       1,611,358
     Prepaid expenses and other current assets....     706,647         601,257
                                                   -----------      ----------
           Total current assets...................   8,326,954       6,968,104
                                                   -----------      ----------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment......   7,587,714       8,175,530
     Other equipment..............................   1,051,490         959,814
     Furniture and fixtures.......................     227,944         214,271
     Vehicles.....................................      46,262          14,262
     Leasehold improvements.......................      77,325          51,378
                                                   -----------      ----------
                                                     8,990,735       9,415,255
     Less accumulated depreciation and
        amortization..............................  (1,714,179)     (1,426,888)
                                                   -----------      ----------
           Net property and equipment.............   7,276,556       7,988,367
                                                   -----------      ----------

OTHER ASSETS
     Notes receivable, net of current portion.....       4,269           7,031
     Deferred financing costs, net................     407,062         688,875
     Other........................................      16,517          26,461
                                                    ----------      ----------
           Total other assets.....................     427,848         722,367
                                                    ----------      ----------
TOTAL ASSETS......................................$ 16,031,358     $15,678,838
                                                    ==========     ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   (Unaudited)
                                                  September 30,    December 31,
                                                      2000             1999
                                                  -------------    ------------
CURRENT LIABILITIES
     Line of credit...............................$  1,717,754     $   389,532
     Current portion of long-term debt............     600,622       2,316,796
     Current portion of capital lease payable.....       3,044               -
     Trade accounts payable.......................   2,356,064       1,846,642
     Accrued liabilities..........................     586,434         948,687
     Other current liabilities....................      44,119          44,119
                                                    ----------      ----------
            Total current liabilities.............   5,308,037       5,545,776
                                                    ----------      ----------

LONG-TERM DEBT, less current portion..............   2,479,362       2,556,174
CAPITAL LEASE PAYABLE, less current portion.......      13,532               -
EXCESS OF NET ASSETS OF COMPANIES ACQUIRED
     OVER COST, NET...............................   3,642,829       4,033,132
                                                    ----------      ----------
            Total liabilities.....................  11,443,760      12,135,082


STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value; 1,000,000 shares
  authorized; 120,588 (unaudited)and 119,588 Class A
  issued and  outstanding at September 30, 2000 and
  December 31, 1999, respectively; liquidation
  preference of $633,087 (unaudited) and $627,837 at
  September 30, 2000 and December 31,
  1999, respectively..............................     120,588         119,588
 Common stock - $0.01 par value; 50,000,000
  shares authorized; 8,148,656 (unaudited)
  and 7,034,684 shares issued and
  outstanding at September 30, 2000 and
  December 31, 1999, respectively.................      81,487          70,347
 Additional paid-in capital.......................  14,398,022      13,225,368
 Accumulated deficit.............................. (10,012,499)     (9,871,547)
                                                    ----------      ----------
            Total stockholders' equity............   4,587,598       3,543,756
                                                    ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........$ 16,031,358     $15,678,838
                                                    ==========      ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                            ------------------------       -------------------------
                                               2000          1999             2000           1999
REVENUES                                    ---------      ---------       ----------     ----------
     Revenues..............................$6,993,580     $4,272,788      $18,368,540    $ 9,217,203
     Service revenue.......................         -              -                -      2,775,147
                                            ---------      ---------       ----------     ----------
                                            6,993,580      4,272,788       18,368,540     11,992,350
COST OF REVENUES
     Cost of revenues...................... 4,657,752      3,448,920       11,444,503      7,879,406
     Direct servicing costs................         -              -                -      1,586,638
                                            ---------      ---------       ----------     ----------
                                            4,657,752      3,448,920       11,444,503      9,466,044
                                            ---------      ---------       ----------     ----------
GROSS PROFIT............................... 2,335,828        823,868        6,924,037      2,526,306

OPERATING EXPENSES
     Selling, general and administrative... 1,625,196      1,028,714        5,408,701      3,956,373
     Inventory obsolescence provision......     3,000         15,000            9,000        215,930
     Depreciation and amortization of
        property and equipment.............   345,246         17,391        1,020,353        254,526
     Lawsuit settlement....................   199,000              -          549,086              -
     Amortization of excess of net assets
        of companies acquired over cost....  (130,101)             -         (390,303)             -
                                            ---------      ---------       ----------     ----------
                                            2,042,341      1,061,105        6,596,837      4,426,829
                                            ---------      ---------       ----------     ----------
INCOME (LOSS) FROM OPERATIONS..............   293,487       (237,237)         327,200     (1,900,523)

OTHER INCOME (EXPENSES)
     Interest income.......................     4,456         15,581           16,177         47,574
     Interest expense......................  (246,768)       (11,940)        (648,831)      (152,652)
     Amortization of deferred financing
        costs..............................  (102,649)             -         (445,366)        18,494
     Other.................................    29,902          6,098           76,109         39,003
                                            ---------      ---------       ----------     ----------
                                             (315,059)         9,739       (1,001,911)       (47,581)
                                            ---------      ---------       ----------     ----------
LOSS BEFORE PROVISION FOR
    INCOME TAXES AND EXTRAORDINARY GAIN....   (21,572)      (227,498)        (674,711)    (1,948,104)

PROVISION FOR INCOME TAXES.................         -              -                -              -
                                            ---------      ---------       ----------     ----------
LOSS BEFORE EXTRAORDINARY GAIN.............   (21,572)      (227,498)        (674,711)    (1,948,104)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                                   (Unaudited)

                                               Three Months Ended                Nine Months Ended
                                                  September 30,                    September 30,
                                            -----------------------         -------------------------
                                              2000           1999              2000           1999
                                            ---------      ---------        ---------      ----------
EXTRAORDINARY GAIN........................          -              -          568,750               -
                                            ---------      ---------        ---------      ----------
NET LOSS.................................. $  (21,572)    $ (227,498)      $ (105,961)    $(1,948,104)
                                            =========      =========        =========      ==========
Net loss attributable to
     common stockholders...................$  (32,859)    $ (238,351)      $ (140,952)    $(1,987,523)
                                            =========      =========        =========      ==========
Basic and diluted net loss before
     extraordinary gain per share
     attributable to common shareholders...$     0.00     $    (0.04)      $    (0.09)    $     (0.39)

Basic and diluted extraordinary gain
     attributable to common shareholders...$        -     $        -       $      .07     $         -
                                            ---------      ---------        ---------      ----------
Basic and diluted net loss
     per share attributable to common
     shareholders..........................$     0.00     $   (0.04)       $    (0.02)    $     (0.39)
                                            =========      =========        =========      ==========
Number of weighted-average shares of
     common stock outstanding (basic
     and diluted).......................... 8,128,730      5,414,026        7,979,526       5,050,140
                                            =========      =========        =========      ==========


















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          ------------------
                                                          2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES                   ----------    ----------
Net loss..............................................$  (105,961)  $(1,948,104)
Adjustments to reconcile net loss to net
   cash used by operating activities:
     Common stock issued for compensation.............    (45,000)      404,454
     Depreciation and amortization of property
        and equipment.................................  1,020,353       254,483
     Provision for bad debts..........................    353,976       161,576
     Provision for obsolete inventory.................   (194,549)      120,142
     Write-off of notes receivable....................     80,146             -
     Loss on sale of property and equipment...........          -         2,170
     Extraordinary gain on retirement of note payable.   (568,750)            -
     Amortization of deferred financing costs.........    445,366        18,494
     Amortization of excess of net assets
        of companies acquired over cost...............   (390,303)            -
     Change in operating assets and liabilities
           Accounts receivable - trade................ (1,801,922)   (1,155,689)
           Accounts receivable - other................      5,475       (38,448)
           Inventories................................   (166,318)      648,677
           Prepaid expenses and other current assets..   (105,390)     (220,413)
           Other assets...............................      9,944        10,176
           Trade accounts payable.....................    509,422       787,864
           Accrued liabilities........................   (362,253)    1,072,980
           Deferred service liability.................          -      (199,163)
                                                       ----------    ----------
Net cash used by operating activities................. (1,315,764)      (80,801)
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment................   (367,285)      (21,287)
   Proceeds from sale of property and equipment.......     76,031        21,512
   Payments received on notes receivable..............    102,762        39,557
   Advance to related party ..........................          -      (472,397)
   Proceeds from sale of certificate of deposit.......    108,980             -
   Cash in de-consolidation of subsidiary.............          -      (316,262)
   Increase in restricted cash........................          -    (1,400,000)
                                                       ----------    ----------
Net cash used by investing activities.................    (79,512)   (2,148,877)
                                                       ----------    ----------






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          ------------------
                                                          2000          1999
CASH FLOWS FROM FINANCING ACTIVITIES                    ----------    ---------
   Payments on capital lease..........................       (712)            -
   Net activity on line of credit.....................  1,328,222      (255,590)
   Repayment of long-term debt........................   (692,986)      (36,834)
   Proceeds from long-term debt.......................    500,000             -
   Cash received on shareholder receivable............          -        25,000
   Proceeds from sale of preferred stock, common
      stock and warrants..............................          -        18,750
   Deferred share subscription........................          -     1,430,000
                                                       ----------    ----------
Net cash provided by financing activities.............  1,134,524     1,181,326
                                                       ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............   (260,752)   (1,048,352)

Cash and cash equivalents at beginning
     of period........................................    894,261     1,399,060
                                                       ----------    ----------
Cash and cash equivalents at end of period............$   633,509   $   350,708
                                                       ==========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock for
        settlement of note payable....................$ 1,031,250   $         -
                                                       ==========    ==========
     Dividends paid through issuance
        of common stock...............................$    34,991   $    36,111
                                                       ==========    ==========
     Issuance of common stock for financing costs.....$   163,553   $         -
                                                       ==========    ==========
     Acquisition of property and equipment
        through capital lease.........................$    17,288   $         -
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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the nine month period ended September 30, 2000. The results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - ORGANIZATION

     Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. TEI's subsidiary, Computer Components Corporation ("CCC"), doing business as Universal Battery, stocks and sells electronic components and batteries. Within the battery sales activity, there is significant value added to the batteries in the assembly of batteries into "packs". CCC's electronic components sales are generated by in-house sales staff and sales representatives to customers throughout the United States.

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

NOTE C - ACQUISITION OF AHS

     TEI acquired AHS in October 1999, and accordingly AHS's operations are not reflected in TEI's nine month period ended September, 1999 financials. The following unaudited proforma consolidated results for the three and nine month period ended September 30, 1999 assumes the acquisition of AHS occurred as of January 1, 1999.

                                             (unaudited)         (unaudited)
                                         Three Months Ended   Nine Months Ended
                                            September 30,         September 30,
                                                1999                   1999
                                            ------------          -------------
Revenues.................................  $ 6,361,018          $  18,528,835
Net loss.................................     (978,438)            (3,729,112)
Basic and diluted loss per share
   attributable to common shareholders.... $     (0.18)         $       (0.74)

NOTE D - LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss, increased by the preferred stock dividends of $11,287 and $10,853 for the three month periods ending September 30, 2000 and 1999 and $34,991 and $39,419 for the nine month periods ending September 30, 2000 and 1999, respectively by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and common stock equivalents outstanding for the period. TEI's common stock equivalents are not included in the diluted loss per share for the three and nine month periods ended September 30, 2000 and 1999 as they are antidilutive.

NOTE E - WARRANTS AND STOCK OPTIONS

     On February 16, 2000, TEI agreed to extend to March 10, 2002 the exercise date of options to purchase 1,000,000 shares, originally granted in connection with an equity offering, exercisable at $2.50 per share.

     On February 24, 2000, TEI issued Caspic International, Inc. 250,000 warrants for providing a $500,000 loan. The warrants are exercisable at $0.73 per share with an expiration date of February 25, 2005. The warrants were recorded at fair value using the Black-Scholes model as deferred financing fees, totaling $163,554. The warrants were amortized over three months, the initial maturity period of the loan. (See Note G)

     On June 24, 2000, the Board of Directors adopted the 2000 Incentive Stock Option Plan (the "2000 ISOP"). At September 30, 2000, there are 52,000 options issued and outstanding under the 2000 ISOP. These options are exercisable at $0.7188 per share with an expiration date three years from date of issuance. There are an additional 1,948,000 shares available for grant under the 2000 ISOP. All the shares under the 2000 ISOP have been registered with the Securities and Exchange Commission on Form S-8.

     On October 12, 2000 TEI announced the extension of the expiration date of all Class A Warrants from December 1, 2000 to November 30, 2001. Each warrant has an exercise price of $3.30 per share and entitles the holder to purchase
1.06 shares of the common stock. Thus, a warrant holder would surrender the warrant agreement and remit $3.498 for 1.06 shares. In respect to any fractional shares, TEI shall pay to the warrant holder an amount in cash equal to the fraction multiplied by the fair market value of the fractional share.

NOTE F - EXTRAORDINARY GAIN

     TEI recognized an extraordinary gain of $568,750 in connection with the retirement of a $2,100,000 note payable. The note was paid with $500,000 cash and 1,100,000 common shares of TEI on February 25, 2000. The shares and related debt settlement were recorded at the trading price of the common stock on the payment date, which was $0.9375 per share.

NOTE G - RELATED PARTIES

     In connection with the purchase of AHS, TEI incurred certain debt. On February 24, 2000, TEI renegotiated and paid in full its $2,100,000 promissory note that composed part of the purchase price of the acquisition of AHS by the payment of $500,000 cash and the issuance of 1,100,000 shares of common stock.

     The $500,000 cash was raised by a loan from Caspic International, Inc. William Tan Kim Wah, the President, CEO and a significant shareholder of TEI is also a director and shareholder of Caspic International, Inc. The loan is due on November 25, 2000, bears an interest rate of 12% per annum payable monthly and is secured by a pledge of the shares of capital stock of AHS. As additional consideration for the loan, TEI also issued warrants to purchase 250,000 shares of common stock at $0.73 per share, exercisable immediately, with an expiration date of February 23, 2005. TEI is currently negotiating an extension of the maturity date with Caspic International, Inc. (See Note E)

NOTE H - LITIGATION

     In March 1998, TEI completed the acquisition of a controlling interest in US Computer Group, ("USCG") a company that provided a broad range of information technology services and products. On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, contributed additional capital to USCG through the purchase of additional shares, making Telstar the largest shareholder of USCG. Effective February 25, 1999, TEI ceased reporting USCG's financial results in its consolidated financial statements and began using the equity method to account for its minority interest. In March 2000, Coast Business Credit, Inc., ("Coast"), USCG's senior bank creditor, foreclosed on all of USCG's assets, effectively terminating all of USCG's operations. TEI guaranteed a portion of the USCG bank indebtedness. On June 7, 2000, Coast sued TEI in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and costs. TEI settled this lawsuit on September 20, 2000 by paying Coast $199,000.


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

BACKGROUND AND RECENT DEVELOPMENTS

     The results of operations for the nine months ended September 30, 2000 do not include US Computer Group ("USCG") operations, while the comparative period of 1999 includes two months of USCG operations. As AHS was acquired as a purchase in October 1999, the financial statements for the nine months ended September 30, 2000 include nine months of AHS activity with no operations of AHS for the comparative 1999 nine month period.

     As previously discussed, TEI was advised on March 22, 2000 that Coast Business Credit, Inc. ("Coast"), has declared that USCG defaulted on certain loans from Coast and has demanded full payment by USCG for all such loans. TEI was advised verbally by Coast's attorney that it had foreclosed and sold all of USCG's assets that were pledged to secure loans from Coast. TEI guaranteed a portion of those loans. On June 7, 2000, Coast sued TEI in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and costs. On September 20, 2000, TEI settled this lawsuit with Coast by paying $199,000.

     On April 28, 2000, the American Arbitration Association awarded an ex-employee of CCC's $375,865 due to breach of his employment agreement. As of September 30, 2000 this settlement had been paid in full.

     In August 2000, CCC launched its first retail branch known as Battery World in Oklahoma City, Oklahoma. While the main focus of Battery World is industrial accounts, the operation will also service the higher margin retail market. Oklahoma City will serve as the primary distribution hub for Battery World and will service Oklahoma, Kansas and the Texas panhandle. This 3200 square foot facility has approximately 1200 square feet of retail space and 2000 square feet of warehouse space. CCC projects that Battery World will generate $500,000 in revenues for fiscal year 2001 which will increase to $750,000 in 2002. CCC management believes that gross margins at Battery World should meet or exceed current margins on its existing sales.

     On October 12, 2000, TEI announced the extension of the expiration date of the Class A Warrants from December 1, 2000 to November 30, 2001. Each warrant has an exercise price of $3.30 per share and entitles the holder to purchase
1.06 shares of the Tech Electro Industries Common Stock. Thus, a warrant holder would surrender the warrant agreement and remit $3.498 for 1.06 shares. In respect to any fractional shares, TEI shall pay to the warrant holder an amount in cash equal to the fraction multiplied by the fair market value of the fractional share.

     On October 23, 2000, AlphaNet Hospitality Systems Inc. announced that it has selected the full line of Marquis Series telephones by TeleMatrix Inc. for sale to hotels worldwide. This alliance builds upon an existing agreement through which AlphaNet marketed TeleMatrix's Cordless phones under the InnPhone brand name. The new agreement is part of a larger strategic alliance between the companies, whereby AlphaNet will become a premier distributor for TeleMatrix. The TeleMatrix phones will be marketed globally as InnPhonePlus to hotel chains and independents, not just properties where AlphaNet currently provides its other products and services. AlphaNet will sell TeleMatrix's entire line of guestroom telephones.

RESULTS OF OPERATIONS

     Currently, Tech Electro Industries, Inc.'s ("TEI") operations are conducted
through  its  subsidiaries,   Computer  Components  Corporation  ("CCC"),  doing
business as Universal Battery and AlphaNet Hospitality Systems Inc. ("AHS").

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES

     For the three month period ended September 30, 2000, TEI had revenues of $6,993,580 compared to $4,272,788 for the similar period ended September 30, 1999, an increase of $2,720,792 (63.7%).

     CCC and AHS had revenues of $5,400,148 and $1,593,432 for the three month period ended September 30, 2000, respectively, compared to revenues of $4,272,788 and none for the similar period in 1999, respectively. CCC's increase in revenues is attributable to a number of factors. CCC's battery and related product sales continue to grow due to CCC's entrance into other battery markets, including consumer, medical and security. In addition, CCC has started to use direct shipping for larger volume orders which has enabled CCC to compete with the larger market items. Also, during the third quarter of 2000, CCC's largest customer, Schumacher Electric Corp., added a new product to its existing product lineup, resulting in CCC's customer significantly increasing its purchase order volume.

COST OF REVENUES

     For the three month period ended September 30, 2000, TEI's cost of revenues increased to $4,657,752 compared to cost of revenues of $3,448,920 for the similar period in 1999, an increase of $1,208,832 (35.0%).

     CCC's and AHS's cost of revenues totaled $4,324,867 and $332,885 for the three month period ended September 30, 2000, compared to $3,448,920 and none for the similar period in 1999, respectively. Increased revenues at CCC during the three month period ended September 30, 2000 compared to the similar period in 1999, resulted in an increase in the cost of revenues during the three month period ended September 30, 2000 compared to the similar period in 1999. Cost of revenues as a percentage of revenues for CCC decreased slightly to 80.08% compared to 80.72% for the similar period in 1999. This decrease was largely attributable to the increased volume of direct shipments from CCC's suppliers to their customers.

GROSS PROFIT

     For the three month period ended September 30, 2000, TEI recorded a gross profit of $2,335,828 compared to $823,868 for the similar period in 1999, an increase of $1,511,960 (183.52%).

     CCC's and AHS's gross profit totaled $1,075,281 and $1,260,547 for the three month period ended September 30, 2000, compared to $823,868 and none for the similar period in 1999, respectively.

     Gross profit as a percentage of revenue for the three month period ended September 30, 2000 for CCC increased slightly to 19.91% compared to 19.28% for the similar period in 1999. The increase was largely attributable to lower overhead costs associated with the direct shipments to their customers.

OPERATING EXPENSES

     For the three month period ended September 30, 2000, TEI's operating expenses, consisting mainly of selling, general and administrative, depreciation and amortization expenses increased to $2,042,341 compared to $1,061,105 for the similar period in 1999, an increase of $981,236 (92.47%).

     CCC's, AHS's, and TEI's selling, general and administrative expenses totaled $729,611, $760,604 and $134,981, respectively for the three month period ended September 30, 2000, compared to $525,411, none, and $503,303 for the similar period in 1999, respectively. The increase in CCC's selling, general and administrative expenses was largely attributable to increases in legal fees (including settlements), advertising and travel costs. The decrease in TEI's selling, general and administrative expenses was largely attributable to a decrease in consulting fees.

     For the three month period ended September 30, 2000, TEI's depreciation and amortization expense was $345,246 compared to $17,391 for the similar period in 1999, an increase of $327,855 (1885.20%). The increase is largely attributable to AHS's depreciation of assets of $321,446.

     Amortization of excess of net assets of companies acquired over costs relates to the acquisition of AHS.

INTEREST EXPENSE AND FINANCING FEES

     For the three month period ended September 30, 2000, TEI incurred $246,768 in interest expense compared to $11,940 for the similar period in 1999, an increase of $234,828 (1,966.74%). The majority of the increase in interest expense is attributable to the $2,525,000 loan which was obtained to acquire AHS in October 1999. AHS paid $188,673 in interest on this loan during the three month period ended September 30, 2000.

     Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement. TEI issued warrants to various lenders, which were recorded at fair value using the Black-Scholes model. Amortization of these deferred financing costs was $102,649 for the three month period ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES

     For the nine month period ended September 30, 2000, TEI had revenues of $18,368,540 compared to $11,992,350 for the similar period in 1999, an increase of $6,376,190 (53.17%).

     CCC and AHS had revenues of $12,488,111 and $5,880,429 for the nine month period ended September 30, 2000, respectively, compared to revenues of $8,856,671 and none for the similar period in 1999, respectively. USCG had revenues of $3,135,679 for the nine months ended September 30,1999 and none during the same period for 2000, due to its de-consolidation. CCC's increase in revenues is attributable to a number of factors. CCC's battery and related products product sales continue to grow due to CCC's entrance into other battery markets, including consumer, medical and security. In addition, CCC has started to use direct shipping for larger volume orders which has enabled CCC to compete with the larger market items. Also, during the third quarter of 2000, CCC's largest customer, Schumacher Electric Corp., added a new product to its existing product lineup,resulting in CCC's customer significantly increasing its purchase order volume.

COST OF REVENUES

     For the nine month period ended September 30, 2000, TEI's cost of revenues increased to $11,444,503 compared to $9,466,044 for the similar period in 1999, an increase of $1,978,459 (20.90%).

     CCC and AHS's cost of revenues totaled $9,937,779 and $1,506,724 for the nine month period ended September 30, 2000, compared to $7,063,062 and none for the similar period in 1999, respectively. Prior to the de-consolidation of USCG, USCG contributed $2,402,982 to the costs of revenues for the nine month period ended September 30, 1999 (none for 2000). Increased revenues at CCC during the nine month period ended September 30, 2000 compared to the similar period in 1999,resulted in an increase in the cost of revenues during the nine month period ended September 30, 2000 compared to the similar period in 1999. Cost of revenues as a percentage of revenues for CCC decreased slightly to 79.58% compared to 79.70% for the similar period in 1999. This decrease was largely attributable to the increased volume of direct shipments from CCC's suppliers to their customers.

GROSS PROFIT

     For the nine month period ended September 30, 2000, TEI recorded a gross profit of $6,924,037 compared to $2,526,306 for the similar period in 1999, an increase of $4,397,731 (174.08%).

     CCC and AHS's gross profit totaled $2,550,332 and $4,373,705 for the nine month period ended September 30, 2000, compared to $1,797,609 and none for the similar period in 1999, respectively. USCG's gross profit totaled $728,697 for the period ended September 30, 1999 (none for 2000).

     Gross profit as a percentage of revenue for CCC increased slightly to 20.42% compared to 20.30% for the similar period in 1999. The increase was largely attributable to lower overhead costs associated with CCC's direct shipments to their customers and the focus on battery and battery-related products, which produce a higher profit margin than component sales.

OPERATING EXPENSES

     For the nine month period ended September 30, 2000, TEI's operating expenses, consisting mainly of selling, general and administrative, legal settlement, depreciation and amortization expenses increased to $6,596,837 compared to $4,426,829 for the similar period in 1999, an increase of $2,170,008(49.02%).

     CCC's, AHS's, and TEI's selling, general and administrative expenses totaled $2,009,862, $2,979,299, and $419,540, respectively for the nine month period ended September 30, 2000, compared to $1,348,955, none, $2,607,418 (includes USCG) for the similar period in 1999, respectively. The increase in CCC's selling, general and administrative expenses was largely attributable to increases in legal fees (including settlements), advertising, travel costs and the writing off of a note receivable. The decrease in TEI's selling, general and administrative expenses was largely attributable to the decrease consulting fees.

     For the nine month period ended September 30, 2000, TEI's depreciation and amortization expense was $1,020,353 compared to $254,526 for the similar period in 1999, an increase of $765,827 (300.88%). The increase is largely attributable to AHS's depreciation of assets of $953,932 for the nine month period ended September 30, 2000 and USCG incurring $181,803 in amortization costs for the first half of 1999, none in 2000.

     Amortization of excess of net assets of companies acquired over costs relates to the acquisition of AHS.

 INTEREST EXPENSE AND FINANCING FEES

     During the nine month period ended September 30, 2000, TEI incurred $648,831 in interest expense compared to $152,652 for the similar period in 1999, an increase of $496,179 (325.04%). The increase in interest expense is attributable to a $2,525,000 loan which was obtained to acquire AHS in October 1999. AHS paid $511,291 in interest on this loan during the nine month period ended September 30, 2000.

     Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement. TEI issued warrants to various lenders, which were recorded at fair value using the Black-Scholes model. Amortization of these deferred financing costs was $445,366 for the nine month period ended September 30, 2000, compared to none for the similar period in 1999.

EXTRAORDINARY GAIN

     TEI recognized an extraordinary gain of $568,750 from the retirement of the PricewaterhouseCoopers, Inc. note of $2,100,000 that composed part of the purchase price of the AHS acquisition. The note was paid with $500,000 cash and the issuance of 1,100,000 common shares in February 2000.

INVENTORY

     TEI continually reviews its inventory allowance procedures and policies and will make adjustments as necessary. During the period ended September 30, 2000, TEI recorded $9,000 as a reserve for inventory allowance, compared to $215,930 for the similar period in 1999. For the nine months of 1999, CCC recorded a $95,750 inventory reserve for slow moving passive components and USCG recorded a $120,000 reserve prior to the de-consolidation.

LIQUIDITY

     TEI had cash and cash equivalents of $633,509 and $350,708 at September 30, 2000 and 1999, respectively.

     Net cash used cash by operations was $1,315,764 for the nine month period ended September 30, 2000 compared to $80,801 for the similar period in 1999. The majority of the cash used during 2000 related to an increase in accounts receivable of $1,801,922 which was offset by an increase in accounts payable of $509,422. The 1999 cash used by operating activities was due to larger increases in accounts receivable than accounts payable.

     Net cash used by investing activities for the nine-month period ended September 30, 2000, was $79,512 compared to $2,148,877 for the similar period in 1999. The majority of the cash was used to purchase new property and equipment in 2000, offset by proceeds from the sale of property and equipment, a certificate of deposit and payments received on a note receivable. During the nine month ended September 30, 1999 cash was used primarily for advances to a related party of $472,397 and cash in the de-consolidating of USCG of $316,262, and the increases in restricted cash of $1,400,000.

     Net cash provided by financing activities for the nine-month period ended September 30, 2000, was $1,134,524 compared to $1,181,326 for the similar period in 1999. The net cash provided by financing activities for the nine months ended September 30, 2000 comprised of payments on capital leases, the net change in activity on the line of credit, and proceeds of $500,000 received from its long-term debt offset by repayments of $692,986. The net cash provided by financing activities for the nine months ended September 30, 1999 was mainly attributable to cash received from deferred common stock subscriptions.

     CCC has a $3,000,000 line of credit with a financial institution, payable on demand, with interest payable monthly at prime plus 2%, maturing August 2000. At September 30, 2000, $1,717,754 of the line of credit was outstanding, while $1,129,658 remained available for borrowings under the line of credit.

     TEI has a $500,000 note payable due on November 25, 2000 with a 12% per annum interest rate. TEI is currently negotiating an extension of the maturity date with Caspic International, Inc.

     AHS has a $2,375,000 note payable due on October 2001 with a 20.5% interest rate with a maturity date of October 2001. AHS is currently seeking alternative financing.

     TEI believes that cash flows provided by its operations and cash flows available under the line of credit will be sufficient to meet its needs in the foreseeable future.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

Item 5.  Other Information.

     The deadline for submitting shareholder proposals for inclusion in TEI's proxy statement and form of proxy for TEI's May 30, 2001 annual meeting of shareholders is November 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

None.


                                    Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Tech Electro Industries, Inc.
                                              -----------------------------


Date:   November 13, 2000

                                              /s/ Julie Sansom-Reese
                                              -----------------------------
                                              Chief Financial Officer