Form 10KSB
period 2000-12-31
TECH ELECTRO INDUSTRIES INC/TX
filed 2001-04-02
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                       or

                   For the Fiscal Year Ended December 31, 2000

[   ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210

                          Tech Electro Industries, Inc.
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)

                  Texas                                     75-2408297
      -----------------------------                      ------------------
      State or other jurisdiction of                      I.R.S. Employer
       incorporation or organization                      Identification No.

   275 North Franklin Turnpike, Suite 230 Ramsey, New Jersey         07446
   ---------------------------------------------------------      ----------
   Address of principal executive office                           Zip Code

                    Issuer's telephone number: (201) 760-9900

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

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenue for Fiscal Year ended December 31, 2000 was $25,293,043.

As of March 15, 2001, 8,193,197 shares of Common Stock outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the OTC Bulletin Board) held by non-affiliates (3,221,251 shares) was approximately $905,816.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                     Part I

Item 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS HISTORY

         Tech Electro Industries Inc. ("the Company" or "TEI") was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a Texas corporation. Computer Components has, since its inception in 1968, operated as a distributor of electronic components and, in 1980, expanded into the battery assembly and distribution business.

         On October 29, 1996, we incorporated Universal Battery Corporation, a Texas corporation, for the purpose of expanding into new markets for batteries and battery products. In June 1999, we merged Universal Battery Corporation into Computer Components Corporation. Computer Components Corporation does business as Universal Battery Corporation ("UBC").

         On March 19, 1998, we completed the acquisition of a controlling interest in US Computer Group ("USCG"), a company that provided a broad range of information technology services and products. On February 25, 1999, Telstar Entertainment, then the second largest shareholder of USCG, contributed additional capital to USCG through the purchase of additional shares, making Telstar the largest shareholder. Effective February 25, 1999 we ceased reporting USCG's financial results in our consolidated financial statements. We have written off our entire investment in USCG. In March 2000, a USCG bank creditor foreclosed on all of USCG's assets, effectively terminating all of USCG's operations. We guaranteed a portion of the USCG bank indebtedness. In this regard, the said bank creditor demanded that we pay $361,740 to the bank pursuant to the guarantee and filed suit to enforce its guarantee. We settled the suit by paying the bank $199,000.

         On  October  22,  1999,  we  completed  the   acquisition  of  AlphaNet
Hospitality Systems, Inc. ("AHS"). We paid a combination of cash, promissory note and assumption of indebtedness for a total consideration value of
$3,500,000. We paid $1,400,000 cash that was raised in a private placement through the sale of our common stock and warrants. We issued a $2,100,000 non-interest bearing four-month promissory note to the seller as part of the purchase price. On March 8, 2000, we paid in full the $2,100,000 note by paying to the seller $500,000 in cash and 1,100,000 shares of our common stock. The $500,000 cash was borrowed from an entity affiliated with our president. See discussion under Item 12 below.

         We believe AHS's business has the potential to expand with the growth of the hospitality industry. Also, AHS's business complements UBC's business by providing additional channels for the sale of battery products to the hotel industry.

         On June 26, 2000, we relocated our executive offices to the offices of AHS, in Ramsey, New Jersey.

BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

                                       UBC

         UBC's operations have historically consisted of the sale of: (i) battery and battery assembly systems and contract manufacturing or kitting systems; (ii) passive electronic components; (iii) other products including AC transformers, ceramic sound sources and battery chargers. Our products are sold to original equipment manufacturers (OEMs) and distributors for use in the manufacture and sale of high-technology products, such as computers, oil field equipment, medical instrumentation, uninterruptible power supply systems, and security equipment among others. UBC is an authorized distributor, on a non-exclusive basis, for two product groupings of Panasonic, USA, Varta, USA and Duracell, USA. Varta, based in Germany, is a manufacturer of battery products. Panasonic is a subsidiary of Matsushita Electric Corp. of Japan. UBC also operates under noncontractual, long-term relationships (many exceeding 10 years) with other vendors located in Taiwan, Hong Kong, China, Korea and Japan from whom it imports non-proprietary electronic components and batteries marketed under its registered trademark, "NIKKO","UBC", "Tech Electro Industries" and, occasionally, under the name of the Asian vendor. UBC has also added, within the last two years, vendors of electro magnetic devices, battery charging and electro mechanical devices from The People's Republic of China.

BATTERIES

         UBC sells and distributes, under agreements with Panasonic and Varta, a broad line of industrial (as opposed to consumer-retail) batteries. The batteries sold and distributed by UBC include sealed lead-acid, nickel-cadmium, lithium, carbon-zinc, nickel metal hydride and alkaline batteries. In addition to the sales of individual batteries, we assemble and sell battery packs" consisting of assembled groups of batteries combined physically and electrically into a single unit. We are a Panasonic authorized modification center and, in that capacity, create custom-designed battery packs meeting specifications of individual customers. In addition to providing the services necessary to produce battery packs, such as welding and assembly, UBC supplies materials such as wiring, connectors, and casings. Completed battery packs are assembled to order in nearly all instances and we maintain little or no inventory of completed packs, although components for assembly of packs are maintained. UBC also offers customers battery packs assembled in China to the customers' specifications. We maintain a broad inventory of various sizes of batteries and components utilized in battery package production to serve customer needs for immediate pack design and assembly.

         We have recently introduced and are promoting our "Start'er Up" battery product. Start'er Up is a portable source of 12 volt DC power used primarily as an emergency starting power source for failed automobile and boat batteries. It may also be used to power many accessories, including cellular phones, portable televisions and radios. We also have a smaller version of the Start'er Up that we call "Power-Up". At only 12 pounds, it is just two-thirds the weight of the Start'er-Up product, offering greater convenience of handling.

RETAIL OUTLET

         In October  2000,  we opened our first retail  outlet,  called  Battery
World, in Oklahoma City, Oklahoma for the sale of cellular and cordless phone batteries under our private label. Our outlet is in a leased facility and contains 1,200 square feet of retail space and 2,000 square feet of warehouse space. If this outlet is successful, we plan possible future sites in other large cities. As of March 2001, we do not have any definitive plans to open any additional outlets.

         Our Oklahoma City facility also serves as a distribution hub for our line of battery products. We project that our Battery World outlet will generate $500,000 in revenues for fiscal year 2001 and $750,000 for fiscal year 2002, with a gross margin of 30% compared to our average of 22% gross margin on battery sales. We caution that these are projections and they may not materialize.

CONTRACT MANUFACTURING AND KITTING OPERATIONS

         For the past several years we have sold various types of electronic components to United States-based customers. The components are delivered to the customer's facility in Mexico, where Mexican sub-contractors insert these components into parted circuit PC boards to customer specifications. After such assembly, the PC boards are shipped back to the United States for assembly into the customer's final product. These are called kitting operations.

         We are currently pursuing a number of projects and believe that kitting operations represent an opportunity for us to reach new customers. However, we have enjoyed little success to date.

ELECTRONIC COMPONENTS

         UBC imports and sells the following electronic components to OEM's and distributors for use in the manufacture, repair and modification of electronic equipment:

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

OTHER PRODUCT SALES

         UBC sells the following other products to OEM's, distributors and retail suppliers:

         SOUND SOURCES. Piezo and inductive drive "sounders" for the production of alarm signals in security systems.

         TRANSFORMERS. 120 volt AC household and business wall plug transformers for reduction of power line voltage to low voltage (12 to 24 volt AC applications as utilized by household and business electrical devices.

         BATTERY CHARGERS. Various battery chargers used in consumer and business applications.

SALES AND MARKETING

         UBC relies primarily on sales personnel and representatives, and has undertaken only minimal advertising in trade publications. As of March 14, 2001, UBC employed a direct sales force of five field salesmen and four customer service representatives.

EQUIPMENT

         UBC owns the majority of the equipment utilized in its design, manufacturing and assembly operations. This includes specialized equipment such as small electric welders, sonic welder, computer aided design computer programs, computer driven battery analyzers, battery chargers, heat-shrink ovens, strip-chart recorders, timers, multimeters and hand tools utilized in operations. Additional manufacturing equipment capable of automated epoxy dispensing and automated "connector to wire" attachment, is also owned. An insignificant amount of small equipment is leased. UBC owns the computer hardware and software required for its accounting, sales, inventory and management and the office furniture and equipment as necessary to operate the business.

         Our equipment consist of readily available items and could be replaced without significant cost or disruption to business activities.

CUSTOMERS

         Our customer base is relatively broad. UBC maintains a computer database of over one thousand active and inactive customers, all of whom are believed to be potential customers for our products. However, one customer, Schumacher Electric Corporation, accounted for 27.96% of UBC's revenues for fiscal 1999. For the year ended December 31, 2000, Schumacher accounted for 33.56% of UBC's revenues. The loss of Schumacher as a customer would materially decrease our gross sales.

EMPLOYEES

         As of December 31, 2000, our workforce consisted of 29 full time employees. UBC's workforce increased by 8 employees during 2000, due to the opening of the Oklahoma Branch and increasing our outside sales force.

TECHNOLOGY

         UBC's electronic products are all relatively low technology. We believe these products are not subject to sudden obsolescence since they represent basic elements common to a wide variety of existing electronic circuit designs. At the same time, there can be no assurance that advances and changes in technology, manufacturing processes and other factors will not affect the market for our products.

COMPETITION

         In terms of the sale of batteries and battery packs, UBC competes with many companies located in the United States, Mexico and Asia. UBC also faces competition in the sale of its electronic components from many large electronic distributors as well as from factory direct sale outlets throughout the United States, as well as other importers and exporters in Asia. Many of our competitors are substantially larger and have greater resources than we do. We are able to compete by stocking batteries and components for immediate delivery to our customers on the majority of orders. We stay in contact with our principal customers to anticipate their requirements.

ENVIRONMENTAL MATTERS

         We believe that we comply with all relevant federal, state, and local environmental regulations and do not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

PATENTS AND TRADEMARKS

         Although we are the owner of the trademark "NIKKO" in Texas for batteries and electronic components, that trademark is not regarded as essential or necessary for the marketing of our products. We do depend, in part, on the patents and trademarks of our vendors and suppliers, over which we have little control. It is possible that the loss of these marks, or the deregulation of their value, could have an adverse effect on our business.

SOURCES AND AVAILABILITY OF MATERIALS

         With the exception of battery products described below, UBC purchases its raw materials, such as wire, metals and packaging materials, from a number of local sources and is not dependent on any single source for raw materials. Except as noted below, it is our belief that the loss of any single supplier would not adversely affect our business. All raw materials utilized by us are readily available from many sources.

         UBC enjoys a close and beneficial non-exclusive relationship with a single supplier of a substantial portion of its battery products, the Panasonic Battery Sales Group of Matsushita Electric Corp. of America. UBC is a certified Panasonic Modification Center for the production of battery packs. We have also established relationships with other battery manufacturers from which we have purchased substantial numbers of batteries. The loss of any of these relationships could have a materially adverse effect on our business.

GOVERNMENTAL MATTERS

         Except  for  usual  and  customary  business   licenses,   permits  and
regulations, UBC's business is not subject to governmental regulations or approval of its products.

                                       AHS

         Founded in 1992, AHS supplies business and connectivity solutions to the hospitality industry. AHS's products include: InnFax(R), the private in-room facsimile and business service, that can be found in over 420 hotels and 70,000 hotel rooms worldwide; The Office(R), a 24-hour unattended "self-serve" hotel business center providing hotel guests with 24-hour convenient access to various business office services such as personal computers equipped with popular software, printing, faxing and photocopying found in over 60 hotels in North America; InnPhone, an advanced two-line cordless telephone developed exclusively for hotels found in over 2,100 rooms in North America; and InnPhonePlus, a wide range of analog guestroom telephones available with five or ten programmable guest service buttons, in addition to options like caller identification. AHS's products can be found in hundreds of hotels around the world serving tens of thousands of guestrooms.

PRODUCTS

         InnFax(R): AHS's core product, InnFax, provides business travelers staying at leading hotels with a private, in-room fax machine. Users may send and receive faxes with complete confidentiality and at their convenience, on a unique, private fax number which is disabled upon check-out so that the next guest has a different and unique number. In addition, the guest has access to a range of information services and in-room printing of the hotel bill. The latest InnFax(R) machine, the IBC-5000, provides the benefits of the InnFax(R) service with the additional features of plain paper PC printing and copying.

         InnFax(R) service is based on AHS's patent-protected technologies, combining the facilities of the public switched telephone network with conventional radio frequency paging into a unique communications capability. This technology provides hotels with the capability of offering private in-room fax service, even in single-line rooms, without the significant capital expenditures otherwise required to rewire the hotel and upgrade telecom systems to make in-room fax possible.

         The Office(TM): The Office(TM) is an unattended "self-service" hotel business center. Credit card activated, The Office provides hotel guests with 24- hour convenient access to various office services. Hotel guests can utilize a personal computer loaded with popular business software, have access to the Internet and Email, as well as document printing, faxing and photocopying, all without ever having to leave the hotel. For hotels, particularly those within the fast growing mid-market/ limited service sector, The Office(TM) allows them to meet the needs of business travelers without the expense of added staff.

         InnPhone: AHS has continued to evolve as a single-source provider of business and connectivity solutions to the hospitality industry with its introduction of InnPhone, an advanced two-line cordless phone. With InnPhone, hotel guests will be able to roam around their room or suite while on the phone without being tied to fixed telephone.

         InnPhonePlus: On October 23, 2000, AHS formed a strategic partnership with Telematrix, a leading manufacturer of specialized phones for the hospitality industry. Under this agreement, AHS will market and sell the

Telematrix's complete line of analog guestroom telephones. The telephones will be marketed globally as InnPhonePlus to hotel chains and independents, not just properties where AHS currently provides its other products and services. The new offering will include single and two-line models as well as its new Caller ID and Euro Series phones. All models are available with five or ten programmable guest service buttons and Telematrix's patented TouchLite message waiting retrieval system.

EQUIPMENT

         AHS purchases fax machines and office equipment from Sanyo Electric Company in Japan. The manufacturer modifies facsimile machines to AHS specifications. This allows the facsimile machines to operate as a part of a communications network so that business travelers or other individuals residing in hotel rooms can send and receive fax transmissions.

         AHS also leases fax machines to hotels using third party lease arrangements. Hotels sign multi-year lease agreements with third party lease companies for fax machines, an alternative to having AHS owned equipment on site. The leased equipment connects to AHS communications and billing system. Approximately 10% of the installed fax machines are leased.

         The equipment necessary for The Office product line is obtained from brand name manufacturers and software suppliers and deployed in hotels under contract. The Office products contain modifications to allow for activity tracking, and summarized individual usage for billing purposes that is provided to AHS and the hotel.

         AHS acts as a sales agent for both its InnPhone and InnPhonePlus products.

CLIENT BASE

         AHS sells its product line at both chain/management company and individual property levels. Among its 420 hotel clients are properties represented by more than 20 brands, such as Hyatt, Marriott, Loews, Fairmont, and Sheraton, to name a few. AHS's InnFax service can be found in most "Business Class" and many standard class rooms of the Hyatt chain and in many leading luxury properties such as The Waldorf-Astoria, Plaza Hotel, New York Palace Hotel and The Mansion on Turtle Creek.

EMPLOYEES

         AHS is headquartered in Ramsey, New Jersey, a suburb of New York City, and maintains a significant office in Toronto, Canada and a small depot repair facility in Colorado Springs. AHS's sales and marketing, management and support staff are located in New Jersey. Operations, customer service, R&D and finance are in the Toronto facility. The three sales managers and the inside sales representative work from their homes, as do three installation managers located in New York, Chicago and the Washington, DC area. AHS employs a total of 37 people.

SALES AND MARKETING

         AHS sells its products and services through a direct sales force comprised of three regional sales managers and a telemarketing representative, led by the Executive Vice President of Sales and Marketing. The regional sales managers, working from their homes in New York, Chicago and San Jose, California, each are respectively responsible for the Eastern, Central and Western United States and Canada. The telemarketing office of AHS is located out of Sioux Falls, South Dakota. The senior management of AHS takes an active roll in sales and sales management.

         Our sales force is supported by trade advertising and extensive use of highly targeted direct mail. AHS also typically exhibits and participates in numerous industry trade shows each year.

PATENTS AND TRADEMARKS

         AHS holds a number patents allowing individual fax machines to work in concert with communications networks. Those that we utilize in our products expire in five years, however, none are material to our business.

         InnFax(R) is copyrighted by AHS. The Office(TM) and InnConnect(R) are AHS registered trademarks of unlimited duration.

COMPETITION

         AHS does not have significant competition to its InnFax business. There are two established competitors to AHS's The Office product and many distributors of hotel telephones. We compete through service or product pricing and marketing to our large, established customer base.

SOURCES AND AVAILABILITY OF SERVICES

         AHS relies upon the facilities and services of various telephone and communications common carriers. Those relationships are defined under contract by multi year agreements that have, and continue to, satisfy AHS's needs. AHS relies on one manufacturer to provide it with fax machines.

GOVERNMENTAL MATTERS

         Except for the usual and customary business licenses and regulations, AHS's business is not subject to governmental regulations or approval of its products.


ITEM 2.  DESCRIPTION OF PROPERTY

UBC

         UBC leases an industrial office building complex and parking facility in Addison, Texas owned by La Taste Enterprises, a family partnership of Craig
D. La Taste, a former director and President of UBC. The property includes approximately 23,000 square feet of office and warehouse building and 7,000 square feet of open fenced and paved parking and storage areas. We have entered into a lease effective March 1, 2000 for five years at a rate of $8,400 per month. The building space includes approximately 4,000 square feet of office space, 4,000 square feet of assembly space used in UBC's battery pack business, with the balance of the space dedicated to warehousing, storage, shipping and receiving operations.

         UBC also leases 3,200 square feet of retail/warehouse space in Oklahoma City for its Battery World outlet. We have entered into a three year lease effective August 1, 2000 for three years at a rate of $2,236 per month. If this outlet is successful, we plan possible future sites in other large cities. However, we do not have any definite plans to open any additional outlets.


AHS

         AHS occupies leased office space:, 7,300 square feet in Toronto, 2600 square feet in New Jersey and 400 square feet in Colorado. The Toronto property is on a month to month lease at $11,420 per month. The New Jersey lease is $4,710 per month and expires on December 31, 2002. The Colorado lease is month to month at $796 per month.

         TEI's executive offices are located in the New Jersey offices leased by AHS. TEI pays a portion of the monthly lease costs.


ITEM 3. LEGAL PROCEEDINGS

         On March 22, 2000, Coast Business Credit, Inc., declared that USCG defaulted on certain loans from Coast and demanded full payment by USCG for all such loans. The Company guaranteed a portion of those loans. On June 7, 2000, Coast sued the Company in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and costs. We settled this lawsuit by paying Coast $199,000.

         On April 28, 2000, the American Arbitration Association awarded an ex-employee of UBC $375,865 due to breach of his employment agreement. We have paid this award in full.

         AHS was a defendant in a lawsuit filed by a competitor claiming that AHS's The Office product infringed on a patent assigned to the said competitor. In order to end this litigation and the resultant legal fees, in April 2000, AHS paid the competitor $50,000 to settle the case and all claims of the competitor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK MATTERS

         The Common Stock, Units and Warrants of the Company are traded on the OTC Market under the symbols TELE, TELEU and TELEW, respectively. On December 31, 2000, the last sales price of the Company's Common Stock, Units and Warrants was $3/8, $1/2, and $3/128, respectively. Prior to April 7, 1999, our common stock was traded on the NASDAQ Small Cap Market.

         The Company's Units consist of one share of the Company's Common Stock and of one share of Class A Preferred Stock. The Class A Preferred Stock, a component of the Units, trades with the Units and has not been separately quoted.

         No dividends have been declared or paid on our common stock. We also have 120,588 shares of Class A Preferred Stock outstanding and held by two record shareholders. The Class A Preferred Stock carries an annual dividend of $0.3675 per share, payable in cash or shares of common stock. We have paid all dividends due and owing on the Class A Preferred Stock, primarily in shares of common stock.

         As of March 15, 2001, the Company had 8,193,197 shares of Common Stock issued and outstanding and held by 584 shareholders of record.

         The following table sets forth the high and low bid prices of the our common stock on a quarterly basis for the calendar years 1998, 1999 and 2000, as reported by the NASDAQ Smallcap Market and NASDAQ Trading and Market Services:

                  Calendar Period                High               Low

1998:             First Quarter.........         $3.75             $2.3125

                  Second Quarter.....            $3.50             $2.125

                  Third Quarter.......           $2.6875           $1.25

                  Fourth Quarter.....            $4.00             $0.875

1999:             First Quarter.........         $4.625            $0.9375

                  Second Quarter.......          $1.375            $0.25

                  Third Quarter........          $1.25             $0.6875

                  Fourth Quarter......           $1.0625           $0.625

2000:             First Quarter.......           $2.375            $0.6875

                  Second Quarter...              $0.75             $0.50

                  Third Quarter ...              $0.65625          $0.3125

                  Fourth Quarter......           $0.35             $0.1875

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Currently,   the  Company's   operations  are  conducted   through  its
subsidiaries, UBC and AHS.

         The Company's operations for the year ended December 31, 2000 do not include USCG's operations, while the financial results for the year ended December 31, 1999 includes two months of USCG's operations prior to the Company's de-consolidation of USCG on February 25, 1999. As AHS was acquired on October 22, 1999, the Company's financial results for the year ended December 31, 1999 include AHS's results for the three months ended December 31, 1999.

REVENUES

         The Company's revenues increased by $6,642,369 (35.61%) to $25,293,043 in 2000 compared to $18,650,674 in 1999.

         UBC, AHS and USCG had revenues of $18,176,520, $7,116,523 and none in 2000, respectively, compared to $13,105,822, $2,312,191 and $3,187,661 in 1999, respectively.

         UBC's increase in revenues can be attributed to three major factors: i) UBC has continued to experience growth in the sale of battery and battery related products. Specifically, the largest areas of growth occurred in the security, medical and consumer markets; ii) UBC's largest customer, Schumacher
Electric, dramatically increased UBC's revenue base by ordering additional products from UBC; and iii) UBC has continued to ship its products factory direct which allows greater expansion of its distribution channels without incurring the expenses associated with maintaining inventory.

         For the quarter ending December 31, 2000 AHS'S revenues totaled $1,478,825 compared to $2,205,328 for the similar period in 1999. Approximately 85% of the revenue decline is due to a decrease in recurring facsimile usage.

         The remaining decrease is attributable to approximately 200 less fax machines sold to hotels on the lease plan compared to the fourth quarter in 1999. The Company expects the decline in AHS's existing revenue base to continue.

COST OF REVENUES

         The Company's cost of revenues increased by $2,622,998 (19.24%) to $16,259,437 in 2000 compared to $13,636,439 in 1999.

         UBC, AHS and USCG's cost of revenues totaled $14,398,705, $1,860,732 and none in 2000, respectively, compared to $10,577,578, $561,358 and $2,496,030 in 1999, respectively.

         UBC's increase in cost of revenues in 2000 compared to 1999 was directly related to the increased revenues. However, the cost of revenues, as a percentage of revenues, for UBC decreased slightly from 80.7% in 1999 to 79.2% in 2000 due to increased volume of lower margin direct shipments.

         For the quarter ending December 31, 2000, AHS's cost of revenues totaled $354,009 compared to $561,358 for the similar period in 1999. The decrease in cost of revenues is attributable to several factors: i) approximately 50% of the decline in direct costs is attributable to the 200 fewer fax machines that were sold in the fourth quarter of 2000 compared to 1999; ii) a decrease in the residual value payments at the end of a four-year facsimile machine lease agreement that AHS is required to pay; iii) the decrease in the recurring facsimile services resulted in a decrease in the costs associated with providing the service.

OPERATING EXPENSES

         The Company's operating expenses, consisting mainly of selling, general and administrative, depreciation and amortization expenses, increased modestly by $125,185 (or 1.58%) to $8,017,515 in 2000 compared to $7,892,330 in 1999.

         The selling, general and administrative expenses of UBC, AHS, TEI and USCG totaled $2,904,260, $3,516,103, $751,472 and none, respectively, in 2000, compared to $2,409,483, $1,394,888, $927,710 and $2,064,840 in 1999.

         UBC's increase in selling, general and administrative expenses in 2000 compared to 1999 was attributable primarily to the hiring of additional personnel and the opening of Battery World in Oklahoma City (a new sales office), which increased UBC's rent, gross wages and travel cost.

         For the quarter ending December 31, 2000, AHS's operating expenses totaled $794,546 compared to $1,394,888 for the similar period in 1999. The decrease in operating expenses is attributable to two main factors: i) approximately 75% of the decrease is due to an abnormally large amount of professional fees incurred in the fourth quarter of 1999 relating to the purchase of AHS by the Company; ii) the remaining 25% of the decrease in operating expenses is due to a decrease in employment costs due to both a decrease in the workforce by 5 people and a restructuring of the senior management of AHS.

         TEI's decrease in selling, general and administrative expenses in 2000 was attributable primarily to consulting fees incurred during 1999 related to the acquisition of AHS.

         The Company's depreciation and amortization expense of property and equipment was $845,680 in 2000 compared to $926,444 in 1999, a decrease of $80,764 (8.72%). The decrease is mainly attributable to AHS's decreased depreciation expense of facsimile equipment due to a change in the estimated useful life, from four to eight years.

INTEREST EXPENSE AND AMORTIZATION OF FINANCING COSTS

         The Company's interest expense increased to $843,527 in 2000, compared to $584,014 in 1999, an increase of $259,513 (44.44%). The increase in interest expense is directly attibutable to AHS's $2,175,000 loan acquired late in 1999.

         Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement. During 1999, TEI issued warrants to various lenders, which were recorded at fair value using the Black-Scholes model and paid loan origination fees on several loans. Amortization of these deferred financing costs was $295,028 and $123,238 in 2000 and 1999, respectively.

LAWSUIT SETTLEMENTS

         UBC, AHS and TEI settled various outstanding litigation totaling $549,086 in 2000. In 1999 there were no lawsuit settlements.

         On April 28, 2000, the American Arbitration Association awarded an ex-employee of UBC $375,865 due to breach of employment agreement. UBC has paid this amount in full. $25,779 was expensed during 1999 and the remaining amount during 2000.

         AHS was a defendant in a lawsuit filed by a competitor claiming that AHS's The Office product infringed upon a patent assigned to the said competitor. In order to end this litigation and reduce further legal fees, AHS paid the competitor $50,000 to settle the case and all claims of the competitor during 2000. The entire amount was expensed during 1999.

         On March 22, 2000, Coast Business Credit, Inc., declared that USCG defaulted on certain loans from Coast and demanded full payment by USCG for all such loans. TEI guaranteed a portion of those loans. On June 7, 2000, Coast sued TEI in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and costs. TEI settled this lawsuit by paying Coast $199,000 during 2000.

         The Company currently has no material lawsuits in which it is involved.


EXTRAORDINARY GAIN

         TEI recognized an extraordinary gain of $568,750 in connection with the retirement of a $2,100,000 note payable. The note was retired with $500,000 cash and 1,100,000 shares of the Company's common stock on February 25, 2000. The resulting gain was calculated as the difference between the fair value of the common stock (the trading price of the common stock on the payment date, which was $0.9375 per share) and $500,000 cash compared to the recorded amount of the note.

INVENTORY

         UBC continually reviews its inventory allowance procedures and policies and makes adjustments as necessary. During 2000, UBC estimated that its inventory allowance was sufficient and accordingly, recorded no additional provision, whereas in 1999, UBC estimated that it needed to increase its provision by $107,951.

LIQUIDITY

         The Company had cash and cash equivalents of $839,060 and $894,261 at December 31, 2000 and 1999, respectively.

         Net cash used by operations was $1,910,410 compared to net cash provided by operations of $290,669 for the years ended December 31, 2000 and 1999, respectively. The majority of the cash used during 2000 was related to increases in account receivables of $1,037,813 and inventory of $1,692,183 due to increased business in 2000 offset by accounts payable increasing $579,775. During 1999 net cash provided by operations was significantly impacted by large increases in accounts payable and accrued liabilities offset partially by increases in inventory.

         Net cash used by investing activities was $121,748 compared to $2,154,980 for the years ended December 31, 2000 and 1999, respectively. In 2000, cash of $335,554 was used to purchase new property and equipment offset by the proceeds from the sale of certificate of deposits of $106,775 and payments of $107,031 received on notes receivable. In 1999, cash was primarily used for the acquisition of AHS of $994,235, advances to a related party of $472,344, purchase of a certificate of deposit of $260,294 and the de-consolidation of USCG which reduced cash by $316,262.

         UBC has a $3,000,000 line of credit with a financial institution, payable on demand, with interest payable monthly at prime plus 2%, maturing August 2002. At December 31, 2000, $2,617,720 of the line of credit was outstanding, while $359,428 remained available for borrowings under the line of credit. The cash (used) or provided by the line of credit were $2,228,188 and $(1,060,557) for the years ended December 31, 2000 and 1999, respectively.

         AHS has notes payable to financing companies with balances of $2,220,629 (net of unamortized discount of $54,371). These notes which have an interest rate of 20.5% mature on October 21, 2001. AHS is currently exploring its options to refinance these notes. The Company currently has a $500,000 note at a 12% per annum interest rate payable on September 10, 2001. Total repayments of long-term debt for the years ended December 31, 2000 and 1999 were $751,231 and $1,428,681, respectively, while total proceeds received on long-term debt for the years ended December 31, 2000 and 1999 were $336,446 and $2,223,906, respectively.

         The Company also received $1,448,750 on the sale of common and preferred shares in 1999 and $163,554 and $151,094 from the sale of warrants in 2000 and 1999, respectively.

         The Company believes that cash flows provided by its operations and cash flows available under the line of credit will be sufficient to meets its needs in the foreseable future.

INTERNATIONAL CURRENCY FLUCTUATION

         Since the majority of goods that UBC purchases are from Asia, it has been subject, like its competitors, to international currency fluctuation since UBC's inception. The management of UBC does not believe that the fluctuation in currency presents a serious threat to its operations.

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

ITEM 7.  FINANCIAL STATEMENTS

     Information required by this item appears in the Consolidated Financial Statements and Report of Independent Certified Accountants of the Company and Subsidiaries contained herein.

ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                  (a) As of March 15, 2001, the following persons served as directors and executive officers of the Company:

     Name and Age                     Position with Company               Since

     William Tan (57)                 Chairman of the Board,              1997
                                      President, Chief Executive
                                      Officer and Director

     Sadasuke Gomi (30)               Director (1)                        1997

     Ian Colin Edmonds (29)           Director                            1997
                                      Vice President                      1999

     Julie Sansom-Reese (38)          Chief Financial Officer             1999

     Mimi Tan (27)                    Corporate Secretary                 1998

(1) Mr. Gomi served as a Vice President and Corporate Secretary of the Company until his resignation in February 1998.

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

                  (b) Executive Officers of the Company:

         WILLIAM TAN was elected Chairman of the Board, President, Chief Executive Officer and Director of the Company on February 11, 1997.

         SADASUKE GOMI was elected Director and Secretary of the Company in May 1997. Mr. Gomi resigned as Vice-President and Secretary of the Company on February 16, 1998. Mr. Gomi was appointed to the Independent Audit Committee on March, 1999.

         IAN COLIN EDMONDS was elected a director of the Company in July 1997 and was appointed to the Independent Audit Committee on February 18, 1998. Mr. Edmonds resigned from the Committee in February 1999 and was concurrently appointed Vice-President of the Company.

         JULIE SANSOM-REESE was named Interim Chief Financial Officer of the Company in November 1999. In November 2000, she assumed this role on a permanent basis. Since August 1986, she has served as CFO of UBC. She also previously served as the CFO of the Company from 1992 through June 1996.

         MIMI TAN was appointed Corporate Secretary of the Company on February 16,1998.

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

     Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the 2000 fiscal year its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

                  (c) Significant and Key Employees:

         The  following   table  sets   forth-certain   information   concerning
significant employees of the Company's wholly owned subsidiaries.

                                 Age                  Position

Randy Hardin                     41        President and CEO of UBC

Richard Ramsey                   54        Vice President of UBC

Julie Sansom-Reese               38         CFO of UBC

John J. Beasley                  51         Executive Vice President of AHS

Ian Kindred                      54         COO and Vice President of AHS

Desmond Durose                   33         CFO of AHS

         RANDY HARDIN has been the President and CEO of UBC since January 14, 1999. He has been an officer of UBC since November 1996. From 1991 to 1996, Mr. Hardin was the National Sales Manager of MK Battery, Inc., a distributor of sealed batteries. Mr. Hardin is a graduate of Texas A&M University where he received a B.A. in Political Science/Marketing in 1982.

         RICHARD RAMSEY has been the Vice President of UBC since May, 2000. He joined UBC in 1974 in the sales and marketing department.

         JULIE SANSOM-REESE was named Interim Chief Financial Officer of the Company in November 1999. In November 2000, she assumed this role on a permanent basis. Since August 1986, she has served as CFO of UBC. She served as CFO of the Company from 1992 through June 1996.

         JOHN BEASLEY joined AHS in August 2000 as the Executive Vice President of Sales and Marketing.

         IAN KINDRED is the Chief Operating Officer and Vice President of AHS. Mr. Kindred joined AHS in 1992 to create and manage its InnFax operations, engineering and customer service in North America.

         DESMOND DUROSE has served as the Chief Financial Officer of AHS since June 1, 2000. Mr. Durose joined AHS in 1997 as their Senior Financial Analyst. Mr. Durose served as the Controller of AHS beginning in October, 1999.

                  (d) Business Experience:

         WILLIAM TAN was elected President, Chief Executive Officer, Director, and Chairman of the Board of Directors of the Company on February 11, 1997. For the past five years, Mr. Tan's principal business has been private investments. Mr. Tan has been active as an entrepreneur in the fields of finance, general insurance, property development and management for the past twenty years. He has held senior management positions in a number of financing, insurance, textile, property development and related businesses. Mr. Tan is the father of Mimi Tan.

         IAN COLIN EDMONDS, Vice President and director of the Company. Mr. Edmonds is a graduate of the University of Denver, where he received a bachelors degree in Marketing and minor in Statistics in June 1996. Following graduation and through December 1997, he was Assistant Product Manager at Information Handling Services, a private information-technology firm, in Denver, Colorado. Mr. Edmonds has served as a director of the Company since July 1997. Mr. Edmonds was elected Vice President in February 1999.

         SADASUKE GOMI was elected Director of the Company in February 1997. Mr. Gomi is a graduate of Meii University in Japan, where he received a bachelor's degree in commerce in 1995. During the past five years, Mr. Gomi's principal occupation has been that of a private investor, as well as a student.

         JULIE SANSOM-REESE was named Interim Chief Financial Officer of the Company in November 1999. In November 2000, she assumed this role on a permanent basis. Since August 1986, she has served as CFO of UBC. She served as CFO of the Company from 1992 through June 1996. She earned a BA from Texas Tech University in August 1986.

         MIMI TAN is the Secretary of the Company. Ms. Tan graduated Cum Laude from the University of Denver, Colorado with a B.A. degree in Marketing and Minor in Statistics in November 1996. Following graduation through August 1997, she interned under a Vice President of Investments at Prudential Securities in Denver, Colorado. She joined the Company February 1998. She is the daughter of William Tan.

         RANDY HARDIN, is the President and Director of UBC. On January 12, 1999, Mr. Hardin was appointed CEO of UBC. Mr. Hardin is in charge of the day to day operations, all marketing and sales activities of the newly consolidated company. He graduated from Texas A&M in 1982 with a BA degree in Marketing. From 1982 to 1992 he was employed by Interstate Batteries as National Sales Manager of specialty products. From 1992 to 1996 he served in the same position with MK Battery company, presently a division of East Penn Battery Company. In October 1996 he joined UBC.

         RICHARD RAMSEY has been the Vice President of UBC since May 2000. He joined UBC in April 1974 in the sales and marketing department. He graduated from North Texas State University in 1970 with a B.B.A. in Banking and Finance. He joined the Air Force Reserve in 1970 and graduated from the Basic Electronic Devices School in 1971 where he acquired 1,020 hours in general electronic theory. Prior to joining UBC, he worked as an accountant at International Harvester from July 1971 to March 1974.

         IAN KINDRED, Chief Operating Officer and Vice President of Worldwide Operations, joined AHS in 1992 to create and manage InnFax operations, engineering and customer service in North America, as well as providing operations support to AHS's InnFax licensees around the world. Mr. Kindred has 18 years' experience in the high-tech sector, and has held management positions at Panacom Automation, Hewlett-Packard and Varity Corporation.

         JOHN BEASLEY joined AHS in August 2000 as Executive Vice President of Sales and Marketing. Prior to joining AHS, Mr. Beasley was a Regional Sales Manager for Fujitsu Business Communications, a producer of networking, telecommunications and call center equipment, where he was employed for 1-1/2 years. Prior to that he was a director of the commercial products division for Zenith Electronics for over 10 years.

         DESMOND DUROSE was appointed the Chief Financial Officer of AHS on June 1, 2000. Mr. Durose joined AHS in 1997, serving initially as a Senior Financial Analyst. He was promoted to Comptroller in October 1999. Prior to joining AHS, Mr. Durose was a Senior Financial Analyst at Maple Lodge Farms, a food processing concern in Toronto, Canada. From 1991 to 1995, Mr. Durose was as an auditor for PricewaterhouseCoopers. Mr. Durose earned his degree in Business with Honors from McMaster University, Hamilton, Ontario, Canada in 1991.

         No family relationship exist among any of the executive officers or directors of the Company or chosen to become directors or executive officers, except that Mimi Tan is the daughter of Mr. William Tan.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company during its year ended December 31, 2000, 1999, and 1998 to the CEO of the Company and each of the Company's executive officers whose total cash compensation from the Company exceeded $100,000, and to all executive officers as a group.

                              SUMMARY COMPENSATION TABLE
- --------------------------------------------------------------------------------
                       Annual Compensation     Long-Term Compensation
                     ------------------------  ---------------------------------
                                               Awards                   Payouts
- ---------- --------- ------ ----- -----------  ----------  ------------ --------
Name and   Fiscal    Salary Bonus Other        Restricted  Securities   LTIP
Principal  Year      ($)    ($)   Annual       stock       Underlying   Payouts
Position   Ended                  Compensation award(s)    Options/     ($)
           Dec. 31                 ($)         ($)         SARs (#)
- ---------- --------- ------ ------ ----------  ----------  ------------ --------
William     2000          0      0          0           0            0       0
Tan,
Chairman    1999          0      0          0           0      400,000       0
of the
Board,      1998          0      0          0    $244,620      100,000       0
President                                          (1)
and CEO
of the
Company
- ---------- -------- ------- ------ ----------  ----------  ------------ --------
Ian Colin   2000    104,000 24,000          0           0            0       0
Edmonds,
Vice
President
- ---------- -------- ------- ------ ----------  ----------  ------------ --------
Mimi        2000     86,400 18,720          0           0            0       0
Tan,
Corporate
Secretary
- ---------- -------- ------- ------ ----------  ----------  ------------ --------

         (1) On November 18, 1998, the Company agreed on an annual compensation of $360,000 including expenses, effective February 1998, for Mr. Tan's services. On December 15, 1998, the Company issued to Mr. Tan 400,000 shares of Common Stock in lieu of payment of Mr. Tan's 1998 accrued salary in consideration for services provided by Mr. Tan. On December 22, 1999, the Company and Mr. Tan rescinded the 400,000 shares issued to him. Mr. Tan returned the shares to the Company and has waived all compensation due him for his services to the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of our common stock and preferred stock as of December 31, 2000, by
(i) each person who is known by us to own beneficially more than 5% of the common stock, (ii) each director of the Company, (iii) each of the executive officers of the Company and (iv) all directors and executive officers of the Company as a group.

- ------------------   ------------  ---------  ------------ ---------  --------
                     Common                   Series A
                     Stock                    Stock
                     ------                   --------
                     Amount and               Amount and
                     Nature of                Nature of               % of
                     Beneficial    % of       Beneficial   % of       Voting
Name and Address     Ownership(1)  Class(2)   Ownership(1) Class(2)   Power(3)
- ------------------   ------------  ---------  ------------ ---------  --------
William Tan,         3,727,546     45.47%     5,000        4.18%      13.30%
President   Direct                            (through
and CEO              and Indirect             ownership of
No. 18 Jalan Sri     (4)                      5,000 units)
Semantan 1
Damansara Heights
50490
Kuala Lumpur
Malaysia
- ------------------   ------------  ---------  ------------ ---------  --------
Gin Securities,Ltd.  1,163,636(5)  14.19%     0            0           7.10%
11 Jalan Medang      Direct
Bukit Bandaraya
59100 Kuala Lumpur
Malaysia
- ------------------   ------------  ---------  ------------ ---------  --------
Pricewaterhouse      1,100,000     13.42%     0            0          13.42%
Coopers, Inc.        Direct
145 King Street W
Toronto Ontario
Canada M5H 1V8
- ------------------   ------------  ---------  ------------ ---------  --------

- ------------------   ------------  ---------  ------------ ---------  --------
                     Common                   Series A
                     Stock                    Stock
                     ------                   --------
                     Amount and               Amount and
                     Nature of                Nature of               % of
                     Beneficial    % of       Beneficial   % of       Voting
Name and Address     Ownership(1)  Class(2)   Ownership(1) Class(2)   Power(3)
- ------------------   ------------  ---------  ------------ ---------  --------
Jenny Jechart        1,094,696(6)  13.35%      0           0           6.21%
10724 Wilshire Blvd. Direct and
Los Angeles,CA 90024 Indirect
- ------------------   ------------  ---------  ------------ ---------  --------
Jason Tan Highway    668,000(7)     8.15%      0           0           4.08%
Wisma Cosway #12-02, Direct
Jln.
Raja Chulan
50200 Kuala Lumpur,
Malaysia
- ------------------   ------------  ---------  ------------ ---------  --------
Wooi Hou Tan         666,000(8)     8.12%      0           0           4.06%
First Floor Flat     Direct
53 Gloucester Road
London, England
SW74QN
United Kingdom
- ------------------   ------------  ---------  ------------ ---------  --------
Mutsuko Gomi         666,000(8)     8.12%      0           0           4.03%
1367-31 Kawana       Direct
Ito-Shi, Japan 414
- ------------------   ------------  ---------  ------------ ---------  --------
Craig D. La Taste    542,979(9)     6.62%      0           0           6.33%
4300 Wiley Post Rd.  Direct
Dallas, TX 75244
USA
- ------------------   ------------  ---------  ------------ ---------  --------
Mimi Tan,            535,000(10)    6.53%      0           0           2.50%
Secretary            Direct and
275 N. Franklin      Indirect
Turnpike, #230
Ramsey, NY 07446
- ------------------   ------------  ---------  ------------ ---------  --------
Sadasuke Gomi,       487,150(11)    5.94%      0           0           2.53%
Director
275 North Franklin
Turnpike, #230
Ramsey, NJ 07446
- ------------------   ------------  ---------  ------------ ---------  --------

Ian Colin Edmonds    200,000(12)   2.43%       0           0            0
Vice President and
Director
275 North Franklin
Turnpike, #230
Ramsey, NJ 07446
- ------------------   ------------  ---------  ------------ ---------  --------
Julie Sansom-Reese   22,250(13)    0.27%       0           0            0
Chief Financial
Officer
275 North Franklin
Turnpike, #230
Ramsey, NJ 07446
- ------------------   ------------  ---------  ------------ ---------  --------
All Directors        4,971,946     60.65%     5,000        2.70%      18.33%
and Executive
Officers as a Group
(4 persons)

   (1) Except as otherwise indicated and subject to applicable community property and similar laws, we assume that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

   (2) Percent of class is based on the number of shares outstanding as of July 10, 2000. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options or other convertible rights which are not exercisable within 60 days from July 10, 2000.

    (3) In order to reflect the voting rights of the common stock and preferred stock as of July 10, 2000 based on shares which a holder has the right to acquire within 60 days, if such right has not been exercised as of the Record Date. However, all shares which a holder has the right to acquire within 60 days, are accounted for in the percentage of class calculations for each of the individual type of securities accounted for in this table. See footnote 2 above.

   (4) Includes (i) 75,000 shares directly held by Mr. Tan, (ii) options to acquire 500,000 shares of common stock directly held by Mr. Tan ,in addition to (iii) 5,000 Units directly held by Mr. Tan with each Unit convertible into one share of common stock and one share of preferred stock, of which one share of preferred stock is convertible into two shares of common stock. iv) 283,000 shares of common stock, options to purchase 100,000 shares of common stock and 1,050,000 warrants to purchase common stock held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, (v) 727,273 shares of common stock and 727,273 warrants to purchase shares of common stock held by Venture International, Ltd., a company of which Mr. Tan is a director and officer, and (vi) 250,000 warrants to purchase common stock held by Caspic International, Inc.

   (5)       Includes  (i)  581,818  shares of  common  stock and (ii)
             581,818 warrants.

   (6) Includes (i) 509,091 shares of common stock, (ii) 509,091 warrants and (iii) 76,514 warrants owned by AHS Funding, LLC of which Ms. Jechart is the principal.

   (7) Includes options to acquire 334,000 shares of common stock.

   (8) Includes options to acquire 333,000 shares of common stock.

   (9) Mr. La Taste has direct ownership of 433,732 shares of common stock, and as a partner of La Taste Enterprise, he is owner of 16,667 shares of common stock which shares have been included in the percent of shares shown herein. In addition, Mr. La Taste has been granted options to acquire 35,000 shares of common stock; 26,250 of such options are exercisable immediately, and are included in the percent of shares shown herein. Mr. La Taste's wife, Jacqueline Green La Taste, is the owner of 24,213 shares of common stock which she received in 1994 as an inheritance. Mr. La Taste disclaims any beneficial interest in these shares. Mr. La Taste's children are beneficiaries of the La Taste Children's Trust, which owns 46,317 shares of common stock Mr. La Taste also disclaims any beneficial interest in these shares.

   (10) Includes (i) 205,000 shares and the options to acquire 180,000 shares of common stock attributed to her through Equator Holdings, Inc. a company of which Ms. Tan is a director and officer and (ii) options held directly by Ms. Tan to acquire 150,000 shares of common stock.

   (11) Includes (i) 2,150 shares held directly by Mr. Gomi, (ii) 205,000 shares and options to acquire 180,000 shares attributed to him through Fleet Security Investments, Inc. of which Mr. Gomi is a director and (iii) an option granted to Gomi to acquire 100,000 shares.

   (12)      Represents    shares    underlying    options   currently
             exercisable by Mr. Edmonds.

   (13)      Represents    shares    underlying    options   currently
             exercisable by Ms. Sansom- Reese


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         UBC leases its office and warehouse premises from La Taste Enterprises, a partnership comprised of Craig D. La Taste and members of his family. The current lease is for a term ending February 28, 2005 and provides for an annual base rent of $100,800.

         On October 26, 1999, the Company completed the acquisition of AHS. As part of this transaction, the Company arranged for a $2,525,000 credit facility for AHS to refinance its existing indebtedness. $1,525,000 of the said indebtedness was refinanced through Appel Investments Inc. William Tan's brother, Kim Yeow Tan, is an officer of Appel. In conjunction with Appel's $1,525,000 loan to refinance AHS indebtedness, AHS paid a loan origination fee of $150,737. The remaining balance of the indebtedness is an interest only loan at 20.5% per annum. The principal of the indebtedness is due in full on October 26, 2001. As additional consideration for the refinancing, Appel Investments Inc. received warrants to purchase 116,703 shares of common stock exercisable at $0.75 per share. The warrants expire on October 20, 2004.

         The Company engaged Placement & Acceptance, Inc. a British Virgin Islands corporation, to effect a private placement of securities, which was consummated in December 1997. Mr. Tan is a director and shareholder of Placement & Acceptance. Placement & Acceptance received fees of $112,000, inclusive of expenses, for acting as sales agent in the placement. The Company also engaged Placement & Acceptance in October, 1999 to effect a private placement of securities to raise $1,400,000 for their acquisition of AHS. Placement & Acceptance received a placement fee of warrants to purchase 500,000 shares in consideration for services rendered. In addition, the Company retained Placement & Acceptance to refinance the outstanding AHS indebtedness required to complete the acquisition. Placement & Acceptance received a placement fee of warrants to purchase 550,000 shares of common stock in consideration for services rendered. All of these warrants are exercisable at $0.75 per share and expire on October 20, 2004.

         On February 25, 2000, the Company renegotiated and settled in full its $2.1 million promissory note payable to PricewaterhouseCoopers, Inc., Trustee of the Estate of AlphaNet Telecom Inc. that composed part of the purchase price of their acquisition of AHS. The promissory note was paid in full by the payment of $500,000 cash and the issuance of 1,100,000 shares of common stock to PricewaterhouseCoopers, Inc. The $500,000 cash was raised by a loan from Caspic International, Inc. Mr. Tan is also a director and shareholder of Caspic
International, Inc. The loan is due on September 10, 2001, bears an interest rate of 12% per annum payable monthly and is secured by a pledge of the shares of capital stock of AHS. As additional consideration for the loan, we also issued to Caspic International warrants to purchase 250,000 shares of common stock at $0.73 per share exercisable immediately, with an expiration date of February 25, 2005.

         The terms of each of the above described transactions with affiliated parties are as fair to us as could have been obtained from unaffiliated parties.

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

         (b)  Reports on Form 8-K

            On October 2, 2000, the Company filed a report on Form 8-K reporting that the Company had settled a lawsuit with Coast Business Credit. The Company was advised on March 22, 2000 that Coast Business Credit, Inc. ("Coast"), had declared that USCG defaulted on certain loans from Coast and has demanded full payment by USCG for all such loans. The Company was advised verbally by Coast's attorney that it had foreclosed and sold all of USCG's assets that were pledged to secure loans from Coast. The Company guaranteed a portion of those loans. On June 7, 2000, Coast sued the Company in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and costs. Coast claimed that the Company is liable to Coast on certain TEI guarantees of loans from Coast to USCG. On September 20, 2000, the Company settled this lawsuit by paying Coast $199,000.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Date: March 31, 2001

                                    TECH ELECTRO INDUSTRIES, INC.


                                    By:      /s/ William Tan
                                             -------------------------
                                             William Tan
                                             President and CEO

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

  Signature                      Capacity                            Date


/s/ William Tan            Director, Chairman of the Board,    March 31, 2001
- -----------------------                                        ---------------
William Tan                President and Chief Executive
                           Officer (principal executive officer)


/s/ Ian Edmonds            Vice President and Director         March 31, 2001
- ----------------------                                         ---------------
Ian Edmonds


/s/ Sadasuke Gomi          Director                            March 31, 2001
- -----------------------                                        ---------------
Sadasuke Gomi


/s/ Julie Sansom-Reese     Chief Financial Officer             March 31, 2001
- -----------------------                                        ---------------
Julie Sansom-Reese


                                     Exhibit
                             Subsidiaries of Issuer


Computer Components Corporation, d.b.a. Universal Battery Corporation (UBC), wholly-owned by Tech Electro Industries, Inc.

AlphaNet Hospitality Systems, Inc. (AHS), wholly-owned by Tech Electro Industries, Inc.

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES


                           DECEMBER 31, 2000 AND 1999

                          INDEX TO FINANCIAL STATEMENTS
                              FILED ON FORM 10-KSB

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants.......................F-3

Financial Statements

     Consolidated Balance Sheets as of December 31, 2000 and 1999........F-4

     Consolidated Statements of Operations
        for the years ended December 31, 2000 and 1999...................F-6

     Consolidated Statement of Changes in Stockholders' Equity
        for the years ended December 31, 2000 and 1999...................F-8

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2000 and 1999...................F-10

     Notes to Consolidated Financial Statements..........................F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Stockholders and Board of Directors
Tech Electro Industries, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As more fully described in Note R, subsequent to the issuance of the Company's 1999 financial statements and our report thereon dated February 11, 2000, we became aware that those financial statements which reflect negative goodwill as a liability should have reflected the negative goodwill as a reduction of long-term assets acquired. These financial statements reflect that restatement. In our original report we expressed an unqualified opinion on the 1999 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

                                                     KING GRIFFIN & ADAMSON P.C.


March 8, 2001
Dallas, Texas

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS

                                                          2000          1999
                                                   ------------      ----------
                                                                     (restated)
CURRENT ASSETS
     Cash and cash equivalents..................$      839,060      $   894,261
     Certificate of deposit.....................       153,519          260,294
     Accounts and notes receivable
        Trade, net of allowance for doubtful
        accounts of $218,763 and $282,498 in
        2000 and 1999, respectively.............     4,390,700        3,352,887
        Notes...................................             -          180,146
        Other...................................        40,280           67,901
     Inventories, net ..........................     3,303,541        1,611,358
     Prepaid expenses and other current assets..       814,864          601,257
                                                   -----------       ----------
           Total current assets.................     9,541,964        6,968,104
                                                   -----------       ----------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment....     4,252,306        4,012,297
     Leasehold improvements.....................       181,276           51,378
     Machinery and equipment....................       526,628          472,233
     Computer equipment.........................       210,706          487,581
     Furniture and fixtures.....................       241,388          214,271
     Vehicles...................................        46,262           14,262
                                                   -----------       ----------
                                                     5,458,566        5,252,022
     Less accumulated depreciation and
        amortization............................    (1,996,169)      (1,296,787)
                                                   -----------       ----------
           Net property and equipment...........     3,462,397        3,955,235
                                                   -----------       ----------

OTHER ASSETS
     Notes receivable, net of current portion...             -            7,031
     Deferred financing costs, net..............       274,231          569,259
     Other .....................................        18,436           26,461
                                                   -----------       ----------
           Total other assets...................       292,667          602,751
                                                   -----------       ----------
TOTAL ASSETS....................................$   13,297,028   $   11,526,090
                                                   ===========     ============


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                           December 31, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   2000               1999
                                                -----------      ------------
                                                                 (restated)
CURRENT LIABILITIES
     Line of credit..........................$    2,617,720      $    389,532
     Current portion of long-term debt.......     2,894,990         2,197,180
     Accounts payable........................     2,426,417         1,846,642
     Accrued liabilities.....................       629,276           948,687
     Other current liabilities...............         9,200            44,119
                                                -----------       -----------
            Total current liabilities........     8,577,603         5,426,160
                                                -----------       -----------

LONG-TERM DEBT, less current portion.........        89,666         2,556,174
                                                -----------       -----------
            Total liabilities................     8,667,269         7,982,334


COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value; 1,000,000
    shares authorized; 120,588 and 119,588
    Class A shares issued and outstanding at
    December 31, 2000 and 1999, respectively;
    liquidation preference of $633,087 and
    $627,837 at December 31, 2000 and 1999,
    respectively.............................       120,588           119,588
  Common stock - $0.01 par value; 50,000,000
    shares authorized; 8,198,197 and 7,034,684
    shares issued and outstanding at December
    31, 2000 and 1999, respectively..........        81,982            70,347
  Additional paid-in capital.................    14,457,207        13,225,368
  Accumulated deficit........................   (10,030,018)       (9,871,547)
                                                -----------       -----------
       Total stockholders' equity............     4,629,759         3,543,756
                                                -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...$   13,297,028      $ 11,526,090
                                               ============      ============



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2000 and 1999
                                                  2000                1999
                                             ------------         ------------
                                                                   (restated)
REVENUES
   Sales.......................................$ 18,176,520      $  13,150,822
   Service Revenue.............................   7,116,523          5,499,852
                                               ------------       ------------
                                                 25,293,043         18,650,674
COST OF REVENUES
   Cost of goods sold..........................  14,398,705         10,469,627
   Direct servicing costs......................   1,860,732          3,058,861
   Inventory obsolescence provision............           -            107,951
                                               ------------       ------------
                                                 16,259,437         13,636,439

GROSS PROFIT...................................   9,033,606          5,014,235

OPERATING EXPENSES
   Selling, general and administrative.........   7,171,835          6,796,921
   Depreciation and amortization of property
      and equipment............................     845,680            926,444
   Amortization of contract rights.............           -            168,965
                                               ------------       ------------
                                                  8,017,515          7,892,330

INCOME (LOSS) FROM OPERATIONS..................   1,016,091         (2,878,095)

OTHER INCOME (EXPENSES)
   Interest income.............................      20,008             37,794
   Interest expense............................    (843,527)          (584,014)
   Amortization of deferred financing costs....    (295,028)          (123,238)
   Lawsuit settlements.........................    (549,086)                 -
   Other, net..................................     (26,009)           118,919
                                               ------------       ------------
                                                 (1,693,642)          (550,539)
                                               ------------       ------------
LOSS BEFORE PROVISION FOR INCOME TAXES
     AND EXTRAORDINARY GAIN....................    (677,551)        (3,428,634)

PROVISION FOR INCOME TAXES.....................           -                  -
                                               ------------       ------------
LOSS BEFORE EXTRAORDINARY GAIN.................    (677,551)        (3,428,634)

EXTRAORDINARY GAIN.............................     568,750                  -
                                               ------------       ------------
NET LOSS    ...................................$   (108,801)     $  (3,428,634)
                                               ============       ============
Net loss attributable to common stockholders...$   (158,471)     $  (3,479,086)
                                               ============       ============

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2000 and 1999
                                  (Continued)

                                                  2000                1999
                                             ------------         ------------
                                                                   (restated)

Basic and diluted net loss per share
   attributable to common stockholders.........$       (.02)     $        (.63)
                                               ============       ============
Number of weighted average shares of common
   stock outstanding (basic and diluted).......   7,963,523          5,509,527
                                               ============       ============
            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999

                       Preferred Stock          Common Stock     Additional
                     Number of                Number of            Paid-in    Shareholder   Accumulated
                      Shares      Amount       Shares    Amount    Capital     Receivable     Deficit           Total
                     ---------   --------    ---------   -------  ----------  ------------   ----------      ------------
Balances at
 January 1,1999       177,488    $ 177,488   4,799,177   $ 47,992  $ 3,165,843  $ (25,000)  $ (6,392,461)    $ (3,026,138)

Issuance of common
 stock for cash             -           -    2,214,014    22,141    1,426,609          -              -         1,448,750

Conversions of
 preferred stock
 into common stock    (57,900)    (57,900)     115,800     1,158       56,742          -              -                 -

Common stock issued
 as repayment on loan
 from shareholder           -           -      108,000     1,080      113,669          -              -           114,749

Cash received on
 shareholder receivable     -           -            -         -            -     25,000              -            25,000

Common stock issued
 for compensation           -           -      135,446     1,354      138,547          -              -           139,901

Dividends paid by
 issuance of common         -           -       47,247       472       49,980          -        (50,452)                -
 stock

Common stock issued
 for services               -           -       15,000       150       13,209          -              -            13,359

Common stock contributed
 by President and CEO
 of TEI                     -           -     (400,000)   (4,000)       4,000          -              -                 -

De-consolidation of
 USCG                       -           -            -         -    7,597,929          -              -         7,597,929

Stock options issued
 to employees below
 fair market value
 recorded as
 compensation               -           -            -         -       77,652           -             -            77,652

Warrants issued with
 debt and for financing
 fees                       -           -            -         -      581,188           -             -           581,188
Net loss for 1999           -           -            -         -            -           -    (3,428,634)       (3,428,634)
                    ---------    --------    ---------   -------  -----------   ---------   -----------        ----------

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999
                                  (Continued)

Balances at
 December 31, 1999    119,588     119,588    7,034,684    70,347   13,225,368           -    (9,871,547)        3,543,756

Units exchanged for
 common and preferred
 stock                  1,000       1,000        1,000        10       (1,010)          -              -                -

Reversal of common
 stock issued for
 compensation               -           -      (44,810)     (448)         448           -             -                        -

Common stock issued
 as settlement of debt      -           -    1,100,000    11,000    1,020,250           -              -        1,031,250

Dividends paid by
 issuance of common         -           -      107,323     1,073       48,597           -        (49,670)               -
 stock

Warrants issued with
 debt                       -           -            -         -      163,554           -              -          163,554

Net loss for 2000           -           -            -         -            -           -       (108,801)        (108,801)
                    ---------    --------    ---------   -------  -----------   ---------   ------------       ----------
Balances at
 December 31, 2000    120,588    $120,588    8,198,197   $81,982  $14,457,207   $       -   $(10,030,018)      $4,629,759
                    =========    ========    =========   =======  ===========   =========   ============       ==========

             The accompanying footnotes are an integral part of this
                        consolidated financial statement.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999

                                                      2000             1999
                                                  ------------    ------------
                                                                    (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss    .....................................$   (108,801)     $ (3,428,634)
Adjustments to reconcile net loss to net cash
  provided by (used by) operating activities:
    Common stock issued for compensation......                -         139,901
    Common stock issued for services.............             -          13,359
    Stock options issued to employees recorded
       as compensation...........................             -          77,652
    Depreciation and amortization of property
       and equipment.............................       845,680         926,444
    Write-off of notes receivable................        80,146               -
    Loss on sale of fixed assets.................             -           2,170
    Extraordinary gain on retirement of
       note payable..............................      (568,750)              -
    Amortization of contract rights..............             -         168,965
    Amortization of deferred financing costs.....       295,028         123,238
    Amortization of debt discount................       228,799          31,478
    Change in operating assets and liabilities
       (net of effects of acquisition and
      de-consolidation)
         Accounts receivable - trade.............    (1,037,813)       (327,471)
         Accounts receivable - other.............        27,621         (54,412)
         Inventories.............................    (1,692,183)        810,608
         Prepaid expenses and other current
           assets................................      (213,607)       (387,316)
         Deferred financing costs................             -        (249,565)
         Other assets............................         8,025           5,551
         Accounts payable........................       579,775       1,822,942
         Accrued liabilities.....................      (319,411)        867,803
         Other current liabilities...............       (34,919)       (252,044)
                                                   ------------    ------------
Net cash provided by (used by) operating activities  (1,910,410)        290,669
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment..........      (335,554)       (173,799)
    Proceeds on sale of property and equipment...             -          21,512
    Cash paid for acquired subsidiary,
       net of cash in subsidiary.................             -        (994,235)
    Payments received on notes receivable........       107,031          40,442
    Advances on notes receivable.................             -        (472,344)
    Cash in de-consolidation of subsidiary.......             -        (316,262)
    Purchase of certificate of deposit...........             -        (260,294)
    Proceeds from sale of certificate of deposit.       106,775               -
                                                   ------------    ------------
Net cash used by investing activities............      (121,748)     (2,154,980)
                                                   ------------    ------------
            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     Years ended December 31, 2000 and 1999



                                                       2000             1999
                                                 -------------     -----------
                                                                    (restated)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on bank lines of credit..........    2,228,188        (1,060,557)
  Repayment of long-term debt...................     (751,231)       (1,428,681)
  Proceeds of long-term debt....................      336,446         2,223,906
  Cash received on shareholder receivable.......            -            25,000
  Proceeds from sale of common stock warrants...      163,554           151,094
  Net proceeds on sale of common and
    preferred shares............................            -         1,448,750
                                                 ------------      ------------
Net cash provided by financing activities.......    1,976,957         1,359,512
                                                 ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......      (55,201)         (504,799)

Cash and cash equivalents at beginning
     of year   .................................      894,261         1,399,060
                                                 ------------      ------------

Cash and cash equivalents at end of year........ $    839,060      $    894,261
                                                 ============      ============

SUPPLEMENTAL DISCLOSURES OF INTEREST PAID....... $    632,000      $    553,000
                                                 ============      ============
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Preferred stock converted
    into common stock........................... $          -      $     57,900
                                                 ============      ============
  Issuance of common stock for
    settlement of note payable.................. $  1,031,250      $    114,749
                                                 ============      ============
  Dividends paid through issuance
    of common stock............................. $     49,670      $     50,452
                                                 ============      ============

  Write off of notes receivable from USCG....... $          -      $    472,344
                                                 ============      ============
  Warrants issued and capitalized as
    deferred financing costs.................... $          -      $    430,094
                                                 ============      ============
  Acquisition of property and equipment
    through capital lease....................... $     17,288      $          -
                                                 ============      ============
            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

Tech Electro Industries, Inc. ("TEI" or the "Company") operates through its subsidiaries: (i) Computer Components Corporation ("CCC"), which does business as Universal Battery Corporation ("UBC") and (ii) Alphanet Hospitality Systems Inc. ("AHS").

TEI was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of CCC, a Texas corporation. CCC has, since its inception in 1968, operated as a distributor of electronic components and, in 1980, expanded into the battery assembly and distribution business.

On October 29, 1996, UBC was incorporated as a Texas corporation, for the purpose of expanding into new markets for batteries and battery products. In June 1999, UBC was merged into CCC.

UBC stocks and sells batteries and battery products. As a part of UBC's battery sales, significant value is added through the assembly of "battery packs". UBC also stocks and sells electronic components. UBC's electronic components sales are generated by in-house sales staff and sales representatives.

On March 19, 1998, TEI acquired 51% of the common stock of U.S. Computer Group ("USCG"). The acquisition was accounted for as a purchase and accordingly, the consolidated statements of operations include the operations of USCG from the acquisition date through February 24, 1999. USCG provided maintenance services for midrange computer equipment and personal computers, the sale of new and used computer equipment, network integration and design services, disaster recovery, business relocation services and internet-based training services. On February 25, 1999, Telstar Entertainment ("Telstar") contributed additional capital to USCG through the purchase of additional shares resulting in Telstar becoming the largest shareholder of USCG. Effective February 25, 1999, USCG has been accounted for under the equity method in the consolidated financial statements of TEI. As TEI's proportionate share of USCG losses has exceeded it's original investment in USCG prior to the de-consolidation, there has been no equity income/loss effect recorded by TEI during the period that USCG has been accounted for under the equity method.

On October 22, 1999, TEI acquired 100% of the outstanding common stock of AHS. The acquisition was accounted for as a purchase and the operations of AHS are included in the results of operations of the Company from the acquisition date. AHS provides in-room facsimile and business center services to the hotel industry for their business travelers through licensing agreements. AHS generates service revenues from its InnFax product line, a patented in-room send and receive facsimile service and The Office, full service business centers, for business travelers staying at hotels.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TEI, UBC, AHS and USCG (for the period that USCG was accounted for as a subsidiary). All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company".

Cash and Cash Equivalents

The Company considers all unrestricted highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents for purposes of the Statements of Cash Flows.

Certificate of Deposit

At December 31, 2000 and 1999, the Company's subsidiary UBC has pledged a $150,000 standby letter of credit with one of their major vendors. The Company has a 120 day certificate of deposit which secures the standby letter of credit.

Inventories

Inventories consist primarily of electronic components, materials used in the assembly of batteries into "packs" and, prior to the deconsolidation of USCG, computer systems and hardware which supported the Company's computer maintenance service contracts. All items are stated at the lower of cost or market. Electronic components and battery packing inventory is determined by the average cost method by specific part. Inventory used in computer maintenance was determined using the first-in, first-out method. The Company performs periodic evaluations, based upon business trends, to specifically identify obsolete, slow moving, and non-salable inventory. Inventory allowances are evaluated periodically to ensure they reflect the current business trends.

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

Income Taxes

The Company utilizes the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 2000 and 1999.

Revenue Recognition

Revenue from product sales, including computer and facsimile equipment and electronic components, is recognized upon shipment. AHS recognizes service revenue as services are provided. Prior to the de-consolidation of USCG, service revenues generated under service maintenance contracts were recognized on a straight-line basis over the contract period. Estimated losses on contracts, if any, were charged against earnings in the period in which such losses were identified. Prior to the de-consolidation of USCG, service revenues that were not under contract were recognized as the service was performed.

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

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company's common stock equivalents, 9,161,321 and 8,881,321 in stock options and warrants as of December 31, 2000 and 1999, respectively, are not included in the diluted loss per share for 2000 and 1999 as they are antidilutive. Therefore, diluted and basic loss per share is identical. Net loss per share attributable to common stockholders has been increased for dividends on preferred stock totaling $49,670 and $50,452 for 2000 and 1999, respectively.
Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Reclassifications

Certain  1999  amounts  have  been   reclassified   to  conform  with  the  2000
presentation.

Change in Estimate

During 2000, the Company increased its estimate of the useful lives of facsimile equipment to reflect the increase in the current service periods of such assets. This change had the effect of decreasing loss before extraordinary gain and net loss for 2000 by approximately $487,000 ($0.06 per share).

NOTE C - ACQUISITIONS

On October 22, 1999, the Company completed the acquisition of 100% of the issued and outstanding common stock of AHS. The purchase consideration totaled $3,500,000 through a combination of cash of $1,400,000 and a promissory note of $2,100,000. The acquisition has been accounted for as a purchase. The fair value of fixed assets was recorded based on an appraised value.

A summary of the fair value of assets acquired and liabilities assumed is as follows:

       Current assets..................................$       2,526,927
       Property and equipment..........................        4,380,589
       Current liabilities.............................       (1,834,495)
       Long-term liabilities...........................       (1,573,021)
                                                            ------------
                                                       $       3,500,000
                                                            ============

The following unaudited pro forma consolidated results of operations for the year ended December 31, 1999 assumes the AHS acquisition occurred as of January 1, 1999.
                                                                   1999
                                                                (Unaudited)
                                                               ------------
       Revenues..........................................$      25,534,064
       Net loss..........................................$      (4,881,516)
       Loss per share (basic and diluted)................$           (.89)

NOTE D - INVENTORIES

Inventories at December 31, 2000 and 1999, consist of the following:

                                                   2000             1999
                                               ------------      ----------
       Electronic components..............     $  3,638,815     $ 2,212,181
       Inventory obsolescence reserve.....         (335,274)       (600,823)
                                               ------------     -----------
                                               $  3,303,541     $ 1,611,358
                                               ============     ===========

NOTE E - NOTES RECEIVABLE

Notes receivable consist of the following at December 31, 2000 and 1999:

                                                    2000              1999
                                                ------------      -----------
  Note receivable from a preferred stock
  shareholder, collected $100,000 and
  wrote-off remaining $80,146 during 2000.....  $         -       $    180,146

  Notes receivable, from two minority
  shareholders collected in full during
  2000........................................            -              7,031
                                                -----------       ------------
                                                          -            187,177
    Less current maturities...................            -           (180,146)
                                                -----------       ------------
    Long-term portion......................... $          -       $      7,031
                                                ===========        ===========

NOTE F - LINE OF CREDIT

Line of credit at December 31, 2000 and 1999 consists of the following:


                                                      2000               1999
                                                    ------------     -----------


       $3,000,000 line of credit with bank payable
       on demand, with interest payable monthly at
       the bank's reference rate plus 2% (11.5% at
       December 31,  2000),  maturing  August 2002
       and   secured   by   accounts   receivable,
       inventories, and equipment of UBC. Pursuant
       to borrowing base formulas,  as of December
       31, 2000 additional  borrowings of $359,428
       are    available    under   the   line   of
       credit.......................................$  2,617,720     $  389,532
                                                     ===========     ==========

NOTE G - LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                     2000             1999
                                                  ----------      -----------
       Non-interest bearing note payable
       to former Trustee of AHS, matured
       in February 2000, (see additional
       discussion         in        Note
       O)....................................   $        -    $   2,100,000

       Note    payable   to    financing
       company,  with  interest  payable
       monthly at 20.5%,  and  principal
       due at maturity  (October  2001),
       guaranteed  by  TEI,  with  first
       lien on all AHS assets and second
       lien on AHS common  stock (net of
       unamortized  discount  of $32,840
       at   December   31,   2000)  (see
       additional   discussion  in  Note
       H)....................................    1,341,160        1,362,157

       Note    payable   to    financing
       company,  with  interest  payable
       monthly at 20.5%,  and  principal
       due at maturity  (October  2001),
       guaranteed  by  TEI,  with  first
       lien on all AHS assets and second
       lien on AHS common  stock (net of
       unamortized  discount  of $21,531
       at   December   31,   2000)  (see
       additional   discussion  in  Note
       H)....................................      879,469         893,227

       Non-interest   bearing  unsecured
       note payable to a related  party,
       payable as cash flow permits (see
       additional   discussion  in  Note
       H)....................................       67,000         107,000

       Note payable to a related  party,
       interest   due  monthly  at  12%,
       matures  September 2001,  secured
       by  common   stock  of  AHS  (see
       additional   discussion  in  Note
       H)....................................      500,000               -

       Installment   notes   payable  to
       leasing  company,  due in monthly
       installments  ranging from $3,695
       to $3,004,  including interest at
       rates  from   14.50%  to  14.52%,
       maturing at various  dates though
       October 2002,  collateralized  by
       facsimile  and  business   center
       equipment                      of
       AHS...................................      181,173          271,479

       Other.................................       15,854           19,491
                                                ----------      -----------
                                                 2,984,656        4,753,354
       Less current maturities...............   (2,894,990)      (2,197,180)
                                                ----------      -----------
                                             $      89,666     $  2,556,174
                                                ==========      ===========

Maturities on long-term debt are as follows:

             Year ended
            December 31,
            ------------
               2001.............................$       2,894,990
               2002.............................           80,322
               2003.............................            3,847
               2004.............................            4,269
               2005.............................            1,228
                                                     ------------
                                                $       2,984,656
                                                     ============

NOTE H - RELATED PARTY TRANSACTIONS

The Company leases its original Texas office and warehouse space, from a partnership consisting of members of the family of a shareholder. Commencing March 1, 2000, the Company began leasing additional warehouse space, adjacent to the original office and warehouse building from the same partnership for five years. Rent paid to the partnership for rent was $95,200 and $67,200 for the years ended December 31, 2000 and 1999.

During January 1999, the Company loaned USCG $222,344 for working capital requirements. During August 1999, the Company loaned USCG an additional $250,000 for working capital requirements. During December 1999, the Company determined that these loans were uncollectible and therefore, these receivables were written off. Such amounts have been included with selling, general and administrative expenses in the accompanying consolidated 1999 statement of operations.

During July 1999, the Company issued 108,000 shares of common stock with a fair market value $114,749 to a stockholder of TEI in settlement of a $56,000 note payable. The excess of the fair market value of the stock over the note was recorded as compensation expense during the year ended December 31, 1999. In a separate transaction, during 1999 this stockholder contributed 400,000 shares of TEI common stock to the Company which was immediately cancelled.

During 1999, the Company borrowed $1,525,000 from a finance company that has an officer who is a relative of TEI's president. The Company paid a loan origination fee of $150,737. The loan requires interest payments monthly at 20.5% per annum. The principal is due in full on October 21, 2001. As additional consideration the finance company received warrants to purchase 116,703 shares of TEI common stock exercisable at $0.75 per share. The warrants vest immediately and expire on October 20, 2004. The fair value of the warrants of $91,255 has been recorded as a discount to the original debt and is being amortized over the term of the debt. The fair value was estimated using the Black-Scholes Model with the following assumptions: dividend yield of 0%; expected volatility of 299%; risk free interest rate of 6%; and an expected life of 5 years.

During 1999, the Company borrowed $1,000,000 from a finance company that has a principal who is also a shareholder of TEI. The Company paid a loan origination fee of $98,828. The loan requires interest payments monthly at 20.5% per annum. The principal is due in full on October 21, 2001. As additional consideration the finance company received warrants to purchase 76,514 shares of TEI common stock exercisable at $0.75 per share. The warrants vest immediately and expire on October 20, 2004. The fair value of the warrants of $59,839 has been recorded as a discount to the original debt and is being amortized over the term of the debt. The fair value was estimated using the Black-Scholes Model with the following assumptions: dividend yield of 0%; expected volatility of 299%; risk free interest rate of 6%; and an expected life of 5 years.

Also during 1999, the Company engaged an investment company, of which the Company's president is a director and shareholder to act as sales agent in a private placement. The investment company received a placement fee of 500,000 warrants in consideration for these services rendered. In addition, the Company retained the investment company to refinance certain outstanding indebtedness. The investment company received an additional 550,000 warrants in consideration for these services rendered. The aforementioned 1,050,000 warrants are exercisable at $0.75 per share and expire on October 20, 2004. Additionally, during 1999 the investment company loaned the Company $107,000 under a non-interest bearing unsecured note payable. During 2000, the Company paid
$40,000 on this note, reducing the outstanding balance to $67,000 at December 31, 2000.

During February 2000, $500,000 was borrowed from Caspic International, Inc. ("Caspic"). William Tan, the President, CEO and a significant shareholder of TEI is also a director and shareholder of Caspic. The loan has been extended and is currently due on September 10, 2001, bears an interest rate of 12% per annum, payable monthly, and is secured by a pledge of the shares of capital stock of AHS. As additional consideration for the loan, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share, exercisable immediately, with an expiration date of February 23, 2005. The fair value of the warrants of $163,554 has been recorded as a discount to the original debt and is being amortized over the term of the debt. The fair value was estimated using the Black-Scholes Model with the following assumptions: dividend yield of 0%; expected volatility of 140%; risk free interest rate of 5%; and an expected life of 5 years.

NOTE I - DECONSOLIDATION OF USCG

Through February 24, 1999, prior to the Company beginning to account for its investment in USCG under the equity method, the consolidated losses of USCG exceeded the Company's investment in USCG by approximately $3,340,000 million. In conformity with the equity method of accounting for its investment in USCG, no additional losses have been charged to operations after February 24, 1999. In addition, the de-consolidation of USCG resulted in a net credit to additional paid-in capital of $7,597,929.

Following is an unaudited summary of financial position and results of operations of USCG:

                                                                 December 31,
                                                                    1999
                                                                 (unaudited)
                                                                ------------
Current assets.............................................$       3,671,255
Property, plant and equipment, net.........................          384,290
Other assets, net..........................................          673,243
                                                                ------------
       Total assets........................................$       4,728,788

Current liabilities........................................$       7,017,569
Long-term debt.............................................        6,719,136
                                                                ------------
       Total liabilities...................................       13,736,705
                                                                ------------
Stockholders' deficit......................................$      (9,007,917)
                                                                ============

                                                                   Year Ended
                                                                   December 31,
                                                                       1999
                                                                   (unaudited)
                                                                   ------------
Sales revenue..............................................$         896,741
Sales gross profit.........................................          243,323
Service revenue............................................       14,549,823
Service gross profit.......................................       11,623,185
Net loss...................................................       (1,818,664)

USCG's operations were terminated during March 2000 due to bank foreclosure and no financial information is available for 2000 (see additional discussion in Note Q). However, management believes that USCG's 2000 operations resulted in a loss and therefore would have no effect on the Company's financial statements based on the accounting treatment discussed in Note A.

NOTE J - PREFERRED STOCK

The preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2000 the Company has paid all dividends which have accrued on the preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. None of the outstanding shares of preferred stock were converted into common stock during 2000 or 1999.

NOTE K - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2000 and 1999 consist of the following:

                                                 2000                 1999
                                            -----------           -----------
  Current deferred tax asset...............$    259,075     $        517,436
  Current deferred tax liability...........           -              (80,069)
  Valuation allowance......................    (259,075)            (437,367)
                                            -----------         ------------
  Net current deferred tax asset...........$          -     $              -
                                            ===========         ============

  Non-current deferred tax asset...........$  2,084,962     $      1,847,129
  Non-current deferred tax liability.......           -              (19,570)
  Valuation allowance......................  (2,084,962)          (1,827,559)
                                            -----------         ------------
  Net non-current deferred tax asset.......$          -     $              -
                                            ===========         ============

The current deferred tax asset results primarily from the provision for inventory obsolescence and doubtful accounts and certain accrued liabilities which are not deductible for income tax purposes until paid. The non-current deferred tax asset arises from the different useful lives for depreciating assets for federal income tax purposes and from the net operating loss carry forward. The net operating loss available at December 31, 2000 amounts to approximately $5,298,000 and begins to expire in 2011. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The Company's income tax benefit for the years ended December 31, 2000 and 1999 differed from the statutory federal rate of 34 percent as follows:

                                                       2000             1999
                                                 ------------       -----------
  Statutory rate applied to loss
     before income taxes......................$     (36,992)    $   (1,165,736)
  Increase (decrease) in income taxes
     resulting from:
       Amounts not deductible for federal
         income tax purposes..................       32,460             55,405
       State income taxes, net of federal
         income tax effect....................       (3,231)           (97,386)
       Increase in valuation allowance........       79,111          2,682,337
       Change in previous year estimate.......      (71,348)                 -
       Net assets purchased...................            -            339,737
       Net liability removed through
          de-consolidation of USCG............            -         (1,814,357)
                                                -----------       ------------
  Income tax benefit..........................$           -     $            -
                                                ===========       ============

NOTE L - CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, a certificate of deposit, and accounts and notes receivable.

Cash and cash equivalents and certificates of deposit are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents and other short-term investments with high credit quality financial institutions.

In the normal course of business, the Company extends unsecured credit to virtually all of its customers. The Company has a broad base of customers located throughout the United States and abroad, which reduces its credit risk. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance. At December 31, 2000 and 1999, one accounts receivable account comprised approximately 34% and 28%, respectively, of the total trade accounts receivable balance. Through the date of this report, substantially all of this amount had been collected. During the year ended December 31, 2000, one customer accounted for 24% of total revenues while in 1999 one customer accounted for 20% of total revenues. UBC has certain significant suppliers of its battery products and electronic components. The loss of any of these relationships could have a material adverse effect on the Company. AHS relies on one manufacturer to provide all fax machines. The loss of this relationship could have a material adverse effect on the Company.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2000 and 1999 the carrying value all of the Company's certificate of deposit, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature.

The line of credit and long-term debt carrying values approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms.

NOTE N - STOCK OPTIONS AND WARRANTS

Compensatory stock options
- --------------------------
On July 19, 1995, the Board of Directors approved the 1995 Incentive Stock Plan ("1995 Plan") which provided for 250,000 common stock options to be issued through December 31, 1999. At December 31, 2000, there are 111,250 outstanding under the 1995 Plan.

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 2,000,000 common stock options to be issued. On August 13, 1999, 341,250 options were issued to certain employees with an exercise price of $1.00 per share, vested immediately and are exercisable over two years. On November 15, 1999, an additional 1,030,000 options under the 1999 Plan were issued to certain employees with an exercise price of $0.75 per share. The majority of the options vested immediately, and expire from two to five years. At December 31, 2000, there are 1,300,000 options outstanding under the 1999 Plan.

On June 24, 2000, the Board of Directors approved the 2000 Incentive Stock Option Plan ("2000 Plan") in terms of which 2,000,000 common stock options can be issued. At various dates throughout 2000, 80,000 options were issued under the "2000 Plan" to certain employees with an exercise price of $0.72 per share. The options vest over a two year period, and expire between three to four years. At December 31, 2000, there are 80,000 options outstanding under the 2000 Plan.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for all options granted to employees. Had compensation cost for the Company's stock based compensation Plans been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation," the Company's net loss and net loss per share attributable to common stockholders would have been increased to the pro forma amounts indicated below:

                                                    Years ended December 31,
                                                     2000             1999
                                                 ------------    -------------
Net loss attributable to
     common shareholders
                              As reported........$  (158,471)    $  (3,479,086)
                              Pro forma..........$  (174,323)    $  (4,631,874)

Basic and diluted net loss
     per share attributable
     to common shareholders
                             As reported........$       (.02)     $       (.63)
                             Pro forma..........$       (.02)     $       (.84)

The fair value of each option grant for TEI stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: dividend yield of 0 percent; expected volatility of 134%; risk free interest rate of 6%; and an expected life of 2-5 years; and the following assumptions used for grants in 2000: dividend yield of 0 percent; expected volatility of 140%; risk free interest rate of 5%; and an expected life of 2 years.

A summary of the Company's compensatory stock option plans as of December 31, 2000 and 1999 and changes during the years ended December 31, 2000 and 1999 are as follows:

                                                Weighted
                                                Average
                                               Exercise         Range of
                                       Options   Price       Exercise Price
                                      ---------  -----       --------------
Outstanding at January 1, 1999...     267,750      .94      .75    -    1.75

Granted..........................   1,371,250      .80      .75    -    1.00
Forfeitures......................      (6,500)    1.00     1.00    -    1.00
Cancelled........................    (171,250)    1.00     1.00    -    1.00
                                    ---------
Outstanding at December 31, 1999.   1,461,250      .82      .75    -    1.75

Granted..........................      80,000      .72      .72    -     .72
Cancelled........................     (50,000)     .75      .75    -     .75
                                    ---------
Outstanding at December 31, 2000.   1,491,250      .85      .72    -    1.75
                                    =========

At December 31, 2000 there are 1,491,250 compensatory stock options outstanding with a weighted-average exercise price of $.85. At December 31, 2000, 1,437,500 of these options are exercisable with a weighted-average exercise price of $0.83. The weighted-average remaining contractual life of the compensatory options outstanding approximated 3.25 years.

Other options

On October 11, 1999, the Board of Directors approved the issuance of 187,500 stock options in connection with a severance agreement and for services performed. The options were granted with an exercise price of $0.75 per share, vested immediately and are exercisable over two years. At December 31, 2000, all 187,500 options are outstanding.

Warrants

Effective February 10, 1997, the Company sold 1,100,000 shares of common stock and warrants to acquire an additional 1,000,000 shares of common stock for $1,870,000. The warrants had an exercise price per share of $2.15. Each warrant originally expired thirteen months from the date of issuance. On March 1, 1998, the Company and the warrant holders agreed to amend the original warrant agreement. The amendment adjusted the exercise price to $2.50 per share and extended the exercise period to March 10, 1999. On February 11, 1999, the Company agreed to extend the exercise period to March 10, 2000 at the same exercise price of $2.50 per share. On February 17, 2000, the Company agreed to extend the exercise period to March 10, 2002 at the same exercise price of $2.50 per share. At December 31, 2000, all 1,000,000 warrants are outstanding.

Effective December 12, 1997, the Company sold 1,000,000 shares of common stock and warrants to acquire an additional 1,000,000 shares of common stock for net proceeds of $1,470,500. The warrants had an exercise price of $1.75 and expired twelve months from the date of issuance. On November 12, 1998, the Company agreed to extend the exercise period to December 12, 1999 at the same exercise price of $1.75 per share. On November 30, 1999, the Company agreed to extend the exercise period to December 12, 2001 at the same exercise price of $1.75 per share. At December 31, 2000, all 1,000,000 warrants are outstanding.

Effective December 12, 1997, the Company adjusted the terms of certain previously issued warrants. The exercise price was reduced from $3.50 to $3.30 per warrant. Each warrant was also adjusted to entitle the holder the purchase of 1.06 shares of the Company's common stock, and may be redeemed at the option of the holder at $0.10 per warrant on 30 days written notice if the average price of the common stock exceeds $5.25 per share for 30 consecutive trading days prior to the notice. On October 12, 2000, the Company announced that it extended the expiration date of the warrants to November 30, 2002. At December 31, 2000, all 1,953,000 warrants are outstanding.

During 1999, the Company sold common stock pursuant to a private placement. As part of the private placement, each common stock share purchased included a warrant to purchase an additional share of common stock at $0.75 per share. A total of 2,036,354 warrants were issued as part of the private placement. The warrants vested immediately and expire October 20, 2004. At December 31, 2000, all 2,036,354 warrants are outstanding.

During 1999, the Company issued warrants to purchase 193,217 shares of common stock associated with loans from two related parties (see additional discussion in note H). At December 31, 2000, all 193,217 warrants are outstanding.

During 1999, the Company issued warrants to purchase 1,050,000 shares of common stock to a related party for fund raising and the arrangement of certain debt (see additional discussion in note H). At December 31, 2000, all 1,050,000 warrants are outstanding.

During 2000, the Company issued warrants to purchase 250,000 shares of common stock to a related party for loaning the Company $500,000 (see additional discussion in note H). At December 31, 2000, all 250,000 warrants are outstanding.

NOTE O - EXTRAORDINARY GAIN

The Company recognized an extraordinary gain of $568,750 in connection with the retirement of a $2,100,000 note payable. The note was retired with $500,000 cash and 1,100,000 shares of the Company's common stock on February 25, 2000. The resulting gain was calculated as the difference between the fair value of the common stock (the trading price of the common stock on the payment date, which was $0.9375 per share) and $500,000 cash compared to the recorded amount of the note.

NOTE P - SEGMENTS

The battery and electronic sales segment represents the operations of UBC, which includes the stocking and sales of battery and electronic components. The hospitality service operations of AHS provides private in-room facsimile and office business center for business travelers. The Company's service maintenance segment represents operations of USCG (for the period it was consolidated) which provided computer system maintenance services to customers in New York, New Jersey and Pennsylvania. These segments were identified based on the different nature of the services, location, and, in general, the type of customers for those services.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                               Year Ended December 31, 2000
                    ---------------------------------------------------------------------
                                                    Battery and
                       Service     Facsimile &      Electronic
                    Maintenance   Business Center     Sales      Adjustment  Consolidated
                    ------------  ---------------  ------------  ----------  ------------
Revenue               $     -     $ 7,116,523      $ 18,176,520  $       -   $ 25,293,043
Depreciation and
  amortization              -         754,672            85,728      5,280        845,680
Segment profit (loss)       -         213,067           322,345   (644,213)      (108,801)
Segment assets              -       5,157,462         7,917,606    221,960     13,297,028
Capital expenditures
  by segment                -         197,863           129,365      8,326        335,554

                                               Year Ended December 31, 1999
                      ----------------------------------------------------------------------
                                                      Battery and
                         Service       Facsimile &     Electronic
                      Maintenance(1) Business Center     Sales      Adjustment  Consolidated
                      ------------   ---------------  ------------  ----------  ------------

Revenue               $3,187,661     $ 2,312,191      $13,150,822   $       -    $18,650,674
Depreciation and
  amortization           168,965         680,925           73,448       3,106        926,444
Segment profit (loss) (1,493,412)       (975,523)         356,027  (1,315,726)    (3,428,634)
Segment assets                 -       6,229,258        4,865,136     431,696     11,526,090
Capital expenditures
  by segment               8,774         149,307            9,791       5,927        173,799

(1)Includes the operations for the period from January 1, 1999 through February 24, 1999.

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE Q - COMMITMENTS AND CONTINGENCIES

Litigation

In March 1998, the Company completed the acquisition of a controlling interest in USCG, a company that provided a broad range of information technology services and products. On February 25, 1999, Telstar Entertainment ("Telstar"), the second largest shareholder of USCG, contributed additional capital to USCG through the purchase of additional shares, making Telstar the largest shareholder of USCG. Effective February 25, 1999 TEI ceased reporting USCG's financial results in its consolidated financial statements and uses the equity method to account for its minority interest. On October 20, 1999 TEI guaranteed a payment made by Telstar to USCG totaling $100,000 for working capital. In March 2000, a USCG bank creditor foreclosed on all of USCG's assets, effectively terminating all of USCG's operations. TEI had guaranteed a portion of the USCG bank indebtedness. On June 7, 2000, the lender sued TEI in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and costs. The Company settled this lawsuit on September 20, 2000 by paying the bank creditor $199,000. This amount is included in lawsuit settlement in the accompanying consolidated statement of operations.

On April 28, 2000, the American Arbitration Association awarded an ex-employee of UBC $375,865 due to breech of his employment agreement. As of December 31, 2000 this settlement has been paid in full and has been included in lawsuit settlement in the accompanying consolidated statement of operations (approximately $25,000 was accrued during 1999).

Additionally, in the normal course of its business the Company is subject to various other litigation. Management, based on discussions with its legal counsel, does not believe such claims will have a material impact on the Company's financial position or results of operations.

Operating Leases

The Company leases certain office facilities under various non-cancelable operating leases. Minimum future payments on these leases as of December 31, 2000 are as follows:

            Years ending
            December 31,

                2001......................................$         187,802
                2002......................................          183,882
                2003......................................          116,452
                2004......................................          100,800
                2005......................................           25,200
                                                               ------------
                                                          $         614,136
                                                               ============

Rent expense for the years ended December 31, 2000 and 1999 amounted to approximately $330,000 and $182,000.

Commitments

AHS has entered into agreements with certain leasing companies which require AHS to make monthly payments which represents the estimated residual value at the end of a four-year leasing contract. The future minimum payments under these agreements at December 31, 2000 are as follows:

             Year ended
            December 31,

                2001......................................$         201,413
                2002......................................           52,402
                                                               ------------
                                                          $         253,815
                                                               ============

During 2000, AHS entered into an agreement to purchase facsimile equipment totaling $630,000. $378,000 was paid in 2000 and included in prepaid expenses and the remaining $252,000 will be due upon delivery of the facsimile machines in 2001.

NOTE R - RESTATEMENT

The Company has determined that the negative goodwill recorded at December 31, 1999, should have been recorded as a reduction to the long-term assets acquired of AHS, and accordingly has restated the financial statements for 1999. The effect of this restatement is as follows:

                                                                    Decrease
                                                                ------------
               Total assets................................$       4,033,132
               Total liabilities...........................$       4,033,132
               Net loss....................................$               -