Form 10KSB/A
period 2000-12-31
TECH ELECTRO INDUSTRIES INC/TX
filed 2001-04-27
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                       Annual Compensation     Long-Term Compensation
                     ------------------------  ---------------------------------
                                               Awards                   Payouts
---------- --------- ------ ----- -----------  ----------  ------------ --------
Name and   Fiscal    Salary Bonus Other        Restricted  Securities   LTIP
Principal  Year      ($)    ($)   Annual       stock       Underlying   Payouts
Position   Ended                  Compensation award(s)    Options/     ($)
           Dec. 31                 ($)         ($)         SARs (#)
---------- --------- ------ ------ ----------  ----------  ------------ --------
William     2000          0      0          0           0            0       0
Tan,
Chairman    1999          0      0          0           0      400,000       0
of the
Board,      1998          0      0          0    $244,620      100,000       0
President                                          (1)
and CEO
of the
Company
---------- -------- ------- ------ ----------  ----------  ------------ --------
Ian Colin   2000    104,000 24,000          0           0            0       0
Edmonds,
Vice
President
---------- -------- ------- ------ ----------  ----------  ------------ --------
Mimi        2000     86,400 18,720          0           0            0       0
Tan,
Corporate
Secretary
---------- -------- ------- ------ ----------  ----------  ------------ --------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of our common stock and preferred stock as of April 20, 2001 by (i) each person who is known by us to own beneficially more than 5% of the common stock, (ii) each director of the Company, (iii) each of the executive officers of the Company and (iv) all directors and executive officers of the Company as a group.

------------------   ------------  ---------  ------------ ---------
                     Common                   Series A
                     Stock                    Stock
                     ------                   --------
                     Amount and               Amount and
                     Nature of                Nature of
                     Beneficial    % of       Beneficial   % of
Name and Address     Ownership(1)  Class(2)   Ownership(1) Class(2)
------------------   ------------  ---------  ------------ ---------
William Tan,         3,727,546     35.14%     5,000        4.15%
President            Direct                   (through
and CEO              and Indirect             ownership of
No. 18 Jalan Sri     (3)                      5,000 units)
Semantan 1
Damansara Heights
50490
Kuala Lumpur
Malaysia
------------------   ------------  ---------  ------------ ---------
Gin Securities,Ltd.  1,163,636(4)  13.20%     0            0
11 Jalan Medang      Direct
Bukit Bandaraya
59100 Kuala Lumpur
Malaysia
------------------   ------------  ---------  ------------ ---------
Pricewaterhouse      1,100,000     13.36%     0            0
Coopers, Inc.        Direct
145 King Street W
Toronto Ontario
Canada M5H 1V8
------------------   ------------  ---------  ------------ ---------

------------------   ------------  ---------  ------------ ---------
                     Common                   Series A
                     Stock                    Stock
                     ------                   --------
                     Amount and               Amount and
                     Nature of                Nature of
                     Beneficial    % of       Beneficial   % of
Name and Address     Ownership(1)  Class(2)   Ownership(1) Class(2)
------------------   ------------  ---------  ------------ ---------
Jenny Jechart        1,094,696(5)  12.42%      0           0
10724 Wilshire Blvd. Direct and
Los Angeles,CA 90024 Indirect
------------------   ------------  ---------  ------------ ---------
Jason Tan Highway    668,000(6)     7.80%      0           0
Wisma Cosway #12-02, Direct
Jln.
Raja Chulan
50200 Kuala Lumpur,
Malaysia
------------------   ------------  ---------  ------------ ---------
Wooi Hou Tan         666,000(7)     7.78%      0           0
First Floor Flat     Direct
53 Gloucester Road
London, England
SW74QN
United Kingdom
------------------   ------------  ---------  ------------ ---------
Mutsuko Gomi         666,000(8)     8.09%      0           0
1367-31 Kawana       Direct
Ito-Shi, Japan 414
------------------   ------------  ---------  ------------ ---------
Craig D. La Taste    542,979(9)     6.57%      0           0
4300 Wiley Post Rd.  Direct
Dallas, TX 75244
USA
------------------   ------------  ---------  ------------ ---------
Mimi Tan,            535,000(10)    6.25%      0           0
Secretary            Direct and
275 N. Franklin      Indirect
Turnpike, #230
Ramsey, NY 07446
------------------   ------------  ---------  ------------ ---------
Sadasuke Gomi,       487,150(11)    5.72%      0           0
Director
275 North Franklin
Turnpike, #230
Ramsey, NJ 07446
------------------   ------------  ---------  ------------ ---------

------------------   ------------  ---------  ------------ ---------
Ian Colin Edmonds    200,000(12)   2.37%       0           0
Vice President and
Director
275 North Franklin
Turnpike, #230
Ramsey, NJ 07446
------------------   ------------  ---------  ------------ ---------
Julie Sansom-Reese   22,250(13)    0.27%       0           0
Chief Financial
Officer
275 North Franklin
Turnpike, #230
Ramsey, NJ 07446
------------------   ------------  ---------  ------------ ---------
All Directors        4,971,946     42.53%     5,000        4.15%
and Executive
Officers as a Group
(5 persons)

   (1) Except as otherwise indicated and subject to applicable community property and similar laws, we assume that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

   (2) Percent of class is based on the 8,230,820 shares outstanding as of April 20, 2001. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options or other convertible rights which are not exercisable within 60 days from April 20, 2001.

   (3) Includes (i) 75,000 shares directly held by Mr. Tan, (ii) a non-employee option to acquire 100,000 shares and employee  incentive  stock  options  to  acquire  400,000
             shares of common stock directly held by Mr. Tan ,in addition to (iii) 5,000 Units directly held by Mr. Tan with each Unit convertible into one share of common stock and one share of preferred stock, of which one share of preferred stock is convertible into two shares of common stock. iv) 288,000 shares of common stock, options to purchase 100,000 shares of common stock and 1,050,000 warrants to purchase common stock held by Placement &
             Acceptance, Inc., a company of which Mr. Tan is a director and officer, (v) 727,273 shares of common stock and 727,273 warrants to purchase shares of common stock held by Venture International, Ltd., a company of which Mr. Tan is a director and officer, and (vi) 250,000 warrants to purchase common stock held by Caspic International, Inc.

   (4)       Includes  (i)  581,818  shares of  common  stock and (ii)
             581,818 warrants.

   (5) Includes (i) 509,091 shares of common stock, (ii) 509,091 warrants and (iii) 76,514 warrants owned by AHS Funding, LLC of which Ms. Jechart is the principal.

   (6) Includes options to acquire 334,000 shares of common stock.

   (7) Includes options to acquire 333,000 shares of common stock.

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

   (13)      Represents    shares    underlying    options   currently
             exercisable by Ms. Sansom- Reese.


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

         On February 25, 2000, the Company renegotiated and settled in full its $2.1 million promissory note payable to PricewaterhouseCoopers, Inc., Trustee of the Estate of AlphaNet Telecom Inc. that composed part of the purchase price of their acquisition of AHS. The promissory note was paid in full by the payment of $500,000 cash and the issuance of 1,100,000 shares of common stock to PricewaterhouseCoopers, Inc. The $500,000 cash was raised by a loan from Caspic International, Inc. Mr. Tan is also a director and shareholder of Caspic
International, Inc. The loan is due on September 10, 2001, bears an interest rate of 12% per annum payable monthly and is secured by a pledge of the shares of capital stock of AHS. As additional consideration for the loan, we also issued to Caspic International warrants to purchase 250,000 shares of common stock at $0.73 per share exercisable immediately, with an expiration date of February 24, 2005.

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

                                    Date: April 27, 2001

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

  Signature                      Capacity                            Date


/s/ William Tan            Director, Chairman of the Board,    April 27, 2001
-----------------------                                        ---------------
William Tan                President and Chief Executive
                           Officer (principal executive officer)


/s/ Ian Edmonds            Vice President and Director         April 27, 2001
----------------------                                         ---------------
Ian Edmonds


/s/ Sadasuke Gomi          Director                            April 27, 2001
-----------------------                                        ---------------
Sadasuke Gomi


/s/ Julie Sansom-Reese     Chief Financial Officer             April 27, 2001
-----------------------                                        ---------------
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

During February 2000, $500,000 was borrowed from Caspic International, Inc. ("Caspic"). William Tan, the President, CEO and a significant shareholder of TEI is also a director and shareholder of Caspic. The loan has been extended and is currently due on September 10, 2001, bears an interest rate of 12% per annum, payable monthly, and is secured by a pledge of the shares of capital stock of AHS. As additional consideration for the loan, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share, exercisable immediately, with an expiration date of February 24, 2005. The fair value of the warrants of $163,554 has been recorded as a discount to the original debt and is being amortized over the term of the debt. The fair value was estimated using the Black-Scholes Model with the following assumptions: dividend yield of 0%; expected volatility of 140%; risk free interest rate of 5%; and an expected life of 5 years.

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

NOTE N - STOCK OPTIONS AND WARRANTS

Compensatory stock options
--------------------------
On July 19, 1995, the Board of Directors approved the 1995 Incentive Stock Plan ("1995 Plan") which provided for 250,000 common stock options to be issued through December 31, 1999. At December 31, 2000, there are 111,250 outstanding under the 1995 Plan.

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

Effective December 12, 1997, the Company adjusted the terms of certain previously issued warrants. The exercise price was reduced from $3.50 to $3.30 per warrant. Each warrant was also adjusted to entitle the holder the purchase of 1.06 shares of the Company's common stock, and may be redeemed at the option of the holder at $0.10 per warrant on 30 days written notice if the average price of the common stock exceeds $5.25 per share for 30 consecutive trading days prior to the notice. On October 12, 2000, the Company announced that it extended the expiration date of the warrants to November 30, 2001. At December 31, 2000, all 1,953,000 warrants are outstanding.

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