Form 10QSB
period 2001-03-31
TECH ELECTRO INDUSTRIES INC/TX
filed 2001-05-15
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2001

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210


                          Tech Electro Industries, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                Texas                                   75-2408297
     -------------------------------              --------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation of organization)                Identification No.)

            275 N Franklin Turnpike Suite #230  Ramsey, NJ  07446
        ----------------------------------------------------------------
                     (Address of principal executive office


                                 (201) 760-9900
                          ----------------------------
                           (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

As of March 31, 2001, 8,235,820 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.


                                      INDEX


                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2001 (unaudited)
and December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Operations for the three
months ended March 31, 2001 and 2000 (unaudited) . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows for the three
months ended March 31, 2001 and 2000 (unaudited) . . . . . . . . . .   F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .   F-9

Item 2.  Management's Discussion and Analysis or Plan of Operation..    10

PART II - Other Information. . . . . . . . . . . . . . . . . . . . .    13

Item 1.  Legal Proceedings.. . . . . . . . . . . . . . . . . . . . .    13

Item 2.  Changes in Securities.. . . . . . . . . . . . . . . . . . .    13

Item 3.  Defaults Upon Senior Securities.. . . . . . . . . . . . . .    13

Item 4.  Submission of Matters to a Vote of Securities Holders.. . .    13

Item 5.  Other Information.. . . . . . . . . . . . . . . . . . . . .    14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    14

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

Item  1.  Financial  Statements

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                March 31,     December 31,
                                                  2001            2000
                                              (Unaudited)
                                              ------------   --------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . .   $    723,621   $     839,060
  Certificate of deposit. . . . . . . . . .        155,632         153,519
  Accounts and notes receivable
    trade, net of allowance for doubtful
    accounts of $179,538 (unaudited) and
    $218,763  . . . . . . . . . . . . . . .      3,576,763       4,390,700
    Notes . . . . . . . . . . . . . . . . .          3,416               -
    Other . . . . . . . . . . . . . . . . .         33,460          40,280
  Inventories, net of allowance for
    obsolescence of $338,274 (unaudited)
    and $335,274  . . . . . . . . . . . . .      2,754,656       3,303,541
  Prepaid expenses and other current assets        777,873         814,864
                                              ------------   --------------

      Total current assets. . . . . . . . .      8,025,421       9,541,964
                                              ------------   --------------
PROPERTY AND EQUIPMENT
  Facsimile and business center equipment        4,190,900       4,252,306
  Machinery and equipment . . . . . . . . .        536,661         526,628
  Furniture and fixtures  . . . . . . . . .        243,214         241,388
  Computer equipment. . . . . . . . . . . .        210,894         210,706
  Leasehold improvements. . . . . . . . . .        181,276         181,276
  Vehicles. . . . . . . . . . . . . . . . .         46,262          46,262
                                              ------------   --------------
                                                 5,409,207       5,458,566
  Less accumulated depreciation and
    amortization. . . . . . . . . . . . . .     (2,148,419)     (1,996,169)
                                              ------------   --------------
      Net property and equipment. . . . . .      3,260,788       3,462,397
                                              ------------   --------------
OTHER ASSETS
  Deferred financing costs, net . . . . . .        200,475         274,231
  Other . . . . . . . . . . . . . . . . . .          9,146          18,436
                                              ------------   --------------
      Total other assets. . . . . . . . . .        209,621         292,667
                                              ------------   --------------
TOTAL ASSETS. . . . . . . . . . . . . . . .   $ 11,495,830   $  13,297,028
                                              ============   ==============
      The accompanying footnotes are an integral part of these consolidated financial statements.

                            - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued


                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31,     December 31,
                                                 2001            2000
                                              (Unaudited)
                                            --------------  --------------
CURRENT LIABILITIES
  Line of credit . . . . . . . . . . . .    $   2,388,477   $   2,617,720
  Current portion of long-term debt  . .        2,845,332       2,894,990
  Accounts payable . . . . . . . . . . .        1,323,846       2,426,417
  Accrued liabilities  . . . . . . . . .          361,733         629,276
  Other current liabilities  . . . . . .            9,200           9,200
                                            --------------  --------------
      Total current liabilities. . . . .        6,928,588       8,577,603
                                            --------------  --------------

LONG-TERM DEBT, less current portion . .           60,428          89,666
                                            --------------  --------------
      Total liabilities. . . . . . . . .        6,794,426       8,667,269

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value;
    1,000,000 shares authorized; 120,588
    Class A issued and outstanding;
    liquidation preference of $633,087 .          120,588         120,588
  Common stock - $0.01 par value;
    50,000,000  shares  authorized;
    8,235,820  (unaudited) and 8,198,197
    shares issued and outstanding at
    March 31, 2001 and December 31, 2000,
    respectively . . . . . . . . . . . .           82,358          81,982
  Additional paid-in capital . . . . . .       14,466,237      14,457,207
  Accumulated deficit  . . . . . . . . .      (10,162,369)    (10,030,018)
                                            --------------  --------------
      Total stockholders' equity . . . .        4,506,814       4,629,759
                                            --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  11,495,830   $  13,297,028
                                            ==============  ==============






      The accompanying footnotes are an integral part of these consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                          2001          2000
                                                    -------------  ------------
REVENUES
  Sales  . . . . . . . . . . . . . . . . . . . .    $  5,474,789   $ 3,689,554
  Service revenue. . . . . . . . . . . . . . . .       1,394,618     1,952,505
                                                   -------------  ------------
                                                       6,869,407     5,642,059
COST OF REVENUES
  Cost of goods sold . . . . . . . . . . . . . .       4,430,733     2,892,601
  Direct servicing costs . . . . . . . . . . . .         366,683       406,462
                                                   -------------  ------------
                                                       4,797,416     3,299,063
                                                   -------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . . .       2,071,991     2,342,996

OPERATING EXPENSES
  Selling, general and administrative. . . . . .       1,660,819     1,772,708
  Depreciation and amortization of property
     and equipment . . . . . . . . . . . . . . .         212,885       260,523
                                                    ------------  ------------
                                                       1,873,704     2,033,231
                                                    ------------  ------------
INCOME FROM OPERATIONS . . . . . . . . . . . . .         198,287       309,765

OTHER INCOME (EXPENSES)
  Interest income  . . . . . . . . . . . . . . .           3,650         7,968
  Interest expense . . . . . . . . . . . . . . .        (249,253)     (283,981)
  Amortization of deferred financing costs . . .         (73,756)      (73,756)
  Lawsuit settlement . . . . . . . . . . . . . .               -      (400,086)
  Other, net . . . . . . . . . . . . . . . . . .          (1,873)        9,210
                                                   -------------  ------------
                                                        (321,232)     (740,645)
                                                   -------------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES AND
    EXTRAORDINARY GAIN . . . . . . . . . . . . .        (122,945)     (430,880)

PROVISION FOR INCOME TAXES . . . . . . . . . . .               -             -
                                                   -------------  ------------
LOSS BEFORE EXTRAORDINARY GAIN . . . . . . . . .        (122,945)     (430,880)

EXTRAORDINARY GAIN . . . . . . . . . . . . . . .               -       568,750
                                                   -------------  ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . .    $   (122,945)  $   137,870
                                                   =============  ============

      The accompanying footnotes are an integral part of these consolidated financial statements.

                                - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                          2001          2000
                                                     ------------   ------------

Net income (loss) attributable to common
  stockholders . . . . . . . . . . . . . . . . . .   $  (132,351)   $   125,435
                                                     ============   ============

Basic and diluted net loss before extraordinary
  gain per share attributable to common
  shareholders . . . . . . . . . . . . . . . . . .   $     (0.02)   $     (0.05)
                                                     ============   ============
Basic and diluted extraordinary gain attributable
   to common shareholders  . . . . . . . . . . . .   $         -    $      0.07
                                                     ============   ============
Basic and diluted net income (loss) per share
  attributable to common shareholders. . . . . . .   $     (0.02)   $      0.02
                                                     ============   ============

Number of weighted-average shares of common
  stock outstanding (basic and diluted). . . . . .     8,210,320      7,688,722
                                                     ============   ============
























      The accompanying footnotes are an integral part of these consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Three Months Ended March 31, 2001 and 2000
                               (Unaudited)


                                                         2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES                --------------  ------------
Net income (loss). . . . . . . . . . . . . . . . .  $    (122,945)  $   137,870
Adjustments  to  reconcile  net  income
   (loss) to net cash  provided  (used) by
   operating activities:
    Shares issued for compensation . . . . . . . .              -       (45,000)
    Depreciation of property and equipment . . . .        212,885       260,539
    Provision for bad debts. . . . . . . . . . . .          6,000         4,100
    Provision for obsolete inventory . . . . . . .          3,000         3,000
    Extraordinary gain on note retirement  . . . .              -      (568,750)
    Amortization of debt discount  . . . . . . . .         16,311        83,969
    Amortization of deferred financing costs . . .         73,756        73,756
    Change in operating assets and liabilities
      Accounts receivable - trade. . . . . . . . .        807,937       (75,810)
      Accounts receivable - other. . . . . . . . .          6,820        21,190
      Inventories. . . . . . . . . . . . . . . . .        545,885      (342,861)
      Prepaid expenses and other current assets. .         36,991       185,126
      Other assets . . . . . . . . . . . . . . . .          5,543         2,518
      Trade payable  . . . . . . . . . . . . . . .     (1,102,571)     (167,630)
      Accrued liabilities. . . . . . . . . . . . .       (267,543)      178,305
                                                    --------------  ------------
Net cash provided (used) by operating activities .        222,069      (249,678)
                                                    --------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment. . . . . . .        (11,276)     (158,696)
  Proceeds on sale of property and equipment . . .              -        36,938
  Payments received on notes receivable. . . . . .            331           781
  Purchase of certificate of deposit . . . . . . .         (2,113)       (2,646)
                                                    --------------  ------------
Net cash used by investing activities  . . . . . .        (13,058)     (123,623)
                                                    --------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on line of credit . . . . . . . . .       (229,243)      214,993
  Repayment of long-term debt. . . . . . . . . . .        (95,207)     (540,863)
  Proceeds from long-term debt.. . . . . . . . . .              -       500,000
                                                    --------------  ------------
Net cash (used) provided by financing activities .       (324,450)      174,130
                                                    --------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . .       (115,439)     (199,171)




      The accompanying footnotes are an integral part of these consolidated financial statements.

             TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
          For The Three Months Ended March 31, 2001 and 2000
                              (Unaudited)


                                                      2001          2000
                                                 ------------   ------------
Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . . .         839,060        894,261
                                                 ------------   ------------
Cash and cash equivalents at end of period .     $   723,621    $   695,090
                                                 ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for
    settlement of note payable . . . . . . .     $         -    $ 1,031,250
                                                 ============   ============
  Dividends paid through issuance
    of common stock  . . . . . . . . . . . .     $     9,406    $    12,435
                                                 ============   ============
  Fair value of warrants issued and recorded
    as deferred financing costs  . . . . . .     $         -    $   163,554
                                                 ============   ============

























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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2001. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE B - ORGANIZATION

Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. TEI's subsidiary, Computer Components Corporation ("CCC"), doing business as Universal Battery ("UBC"), stocks and sells electronic components and batteries. Within the battery sales activity, there is significant value added to the batteries in the assembly of batteries into "packs". UBC's battery and electronic components sales are generated by in-house sales staff and sales representatives to customers throughout the United States. TEI's subsidiary, AlphaNet Hospitality Systems, Inc. ("AHS"), provides in-room facsimile and business center services to the hotel industry through licensing agreements. AHS generates revenues from its product line which includes InnFax(R), The Office (TM) , InnPhone and InnPhonePlus. InnFax(R) is a patented in-room facsimile service which offers guests a personal facsimile number and e-mail address to send and receive correspondence during the duration of their stay, as well as facsimile, printing and copying capabilities. The Office (TM), is a full service, credit card activated business center for business travelers staying at hotels. InnPhone and InnPhonePlus are digital and analog phones distributed by AHS to the hospitality industry.

NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased or increased by the preferred stock dividends of $9,406 and $12,435 for the three month periods ending March 31, 2001 and 2000, respectively by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. TEI's common stock equivalents are not included in the diluted income (loss) per share for the three month periods ended March 31, 2001 and 2000 as they are antidilutive.

NOTE D - RECLASSIFICATIONS

Certain 2000 amounts have been reclassified to conform with 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with TEI's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of TEI's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. TEI's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in TEI's Annual Report on Form 10-KSB for the year ended December 31, 2000.

BACKGROUND AND RECENT DEVELOPMENTS

On April 18, 2001, we launched a new business through our new wholly owned subsidiary, DomainGorilla.com, Inc., a New Jersey corporation. We will offer ".com", ".net" and ".org" top-level domain name registration services with an emphasis on bulk renewals, transfers and registrations. We are accredited to offer this service by The Internet Corporation for Assigned Names and Numbers, a.k.a. ICANN. This a new venture for us. We have no experience in this business and we cannot assure any investor in our stock that we will be successful. As of the date of this filing, we have had no revenues from this business.

On April 25, 2001, AHS signed a License Agreement with Trety Ltd. of Hong Kong to market and sell The Office (TM) through its wholly owned subsidiary Trety Hospitality UK Ltd. The License Agreement provides for royalty payments to AHS on sales from Trety Hospitality UK Ltd. The markets covered by this agreement include continental Europe, United Kingdom and The Republic of Ireland.

RESULTS OF OPERATIONS

Currently, Tech Electro Industries, Inc.'s ("TEI") operations are conducted through its two wholly-owned subsidiaries, Computer Components Corporation, doing business as Universal Battery Corporation ("UBC"), and AlphaNet Hospitality Systems Inc. ("AHS").

REVENUES

For the three month period ended March 31, 2001, TEI had revenues of $6,869,407 compared to $5,642,059 for the similar period ended March 31, 2000, an increase of $1,227,348 (21.75%).

UBC and AHS had revenues of $5,474,789 and $1,394,618 for the three month period ended March 31, 2001, respectively, compared to revenues of $3,689,554 and $1,952,505 for the similar period in 2000, respectively. UBC's increase in revenues is attributable to the continued growth in the sale of battery and related products to the consumer, medical and security industry in addition to direct shipping to customers.

AHS's decrease in revenues of $557,887 is largely attributable to the continued decline in facsimile usage by hotel guests as well as the declining installation base of InnFax machines in North America. Revenues generated from AHS's The Office product for the three months ended March 31, 2001 remained flat in comparison to the same period in 2000. However, sales of AHS's InnPhone product increased by 48.9% to $111,633 during the first quarter of 2001 in comparison to $74,965 in revenues during the same period in 2000.

COST OF REVENUES

For the three month period ended March 31, 2001, TEI's cost of revenues increased to $4,797,416 compared to cost of revenues of $3,299,063 for the similar period in 2000, an increase of $1,498,353 (45.4%).

UBC's and AHS's cost of revenues totaled $4,430,733 and $366,683 for the three month period ended March 31, 2001, compared to $2,892,601 and $406,462 the similar period in 2000, respectively. Increased revenues at UBC during the three month period ended March 31, 2001 compared to the similar period in 2000, resulted in an increase in the cost of revenues during the three month period ended March 31, 2001 compared to the similar period in 2000. Cost of revenues as a percentage of revenues for UBC increased to 80.90% compared to 78.40% for the similar period in 2000. This increase is attributable mainly to lowering prices to Schumacher Electric, which is UBC's largest account, as well as, a high volume and direct shipping customer.

Direct services costs as a percentage of service revenues for AHS increased to 26.29% compared to 20.82% for the three month period ending March 31, 2001 and 2000, respectively. The increase is largely attributable to the decline in InnFax usage by hotel guests. These costs are relatively fixed in nature and thus have not decreased significantly as revenue has decreased.

GROSS PROFIT

For the three month period ended March 31, 2001, TEI recorded a gross profit of $2,071,991 compared to $2,342,996 for the similar period in 2000, a decrease of $271,005 (11.6%).

UBC's and AHS's gross profit totaled $1,044,056 and $1,027,935 for the three month period ended March 31, 2001, compared to $796,953 and $1,546,043 for the similar period in 2000, respectively.

Gross profit as a percentage of revenue for the three month period ended March 31, 2001 for UBC decreased to 19.07% compared to 21.60% for the similar period in 2000. The decrease in UBC's gross profit was largely attributable to UBC lowering the price of the products being sold to Schumacher Electric.

Gross profit as a percentage of revenue for the three month period ended March 31, 2001 for AHS decreased to 73.10% compared to 79.18% for the similar period in 2000. The decrease is mainly attributable to sale of used fax machines in 2000 at a relatively high margin, which inflated the margin for the first quarter of 2000.

OPERATING EXPENSES

For the three month period ended March 31, 2001, TEI's operating expenses, consisting of selling, general and administrative, depreciation and amortization expenses decreased to $1,873,704 compared to $2,033,231 for the similar period in 2000, a decrease of $159,527 (7.80%).

UBC's, AHS's, and TEI's selling, general and administrative expenses totaled $671,691, $848,571 and $140,557, respectively for the three month period ended March 31, 2001, compared to $621,101, $1,007,072 and $144,535 for the similar period in 2000, respectively. The increase in UBC's selling, general and administrative expenses in 2001 is due to increases in advertising, travel costs and wages. The decrease in AHS's selling, general and administrative expenses is largely attributable to the decrease in personnel, which decreased wages and bonuses. A reduction in recruiting expenses also contributed to the decrease. TEI's selling, general and administrative expenses remained virtually the same for the three month period ending March 31, 2001 and 2000.

For the three month period ended March 31, 2001, TEI's depreciation expense was $212,885 compared to $260,523 for the similar period in 2000, a decrease of $47,638 (18.3%). The decrease is largely due a portion of the facsimile equipment in hotels becoming fully depreciated.

INTEREST EXPENSE

For the three month period ended March 31, 2001, TEI incurred $249,253 in interest expense compared to $283,981 for the similar period in 2000, a decrease of $34,728 (12.23%). The decrease is primarily related to the decrease of $67,658 in the amortization of the debt discount for the period ended March 31, 2000 to 2001. This decrease is offset by the increased interest expense related to the increased borrowings under the line of credit.

LIQUIDITY

TEI had cash and cash equivalents of $723,621 and $695,090 at March 31, 2001 and 2000, respectively.

Net cash provided by operations was $222,069 for the three month period ended March 31, 2001 compared to cash used of $249,678 for the similar period in 2000. The majority of the cash provided during 2001 related to a decrease in accounts receivable of $807,937 and a decrease in inventory of $545,885 offset by a decrease in accounts payable and accrued liabilities of $1,370,114. The 2000 cash used by operating activities was due to the extraordinary gain on note retirement of $568,750, an increase in inventory of $342,861 and a decrease in accounts payable of $167,630 offset by an increase in accrued liabilities of $178,305 and a decrease in prepaid expenses of $185,126.

Net cash used by investing activities for the three month period ended March 31, 2001, was $13,058 compared to $123,623 for the similar period in 2000. The majority of the decrease was caused by the purchase of new property and equipment 2000.

Net cash used by financing activities for the three month period ended March 31, 2001 was $324,450 compared to cash provided of $174,130 for the similar period in 2000. The net cash used by financing activities for the three months ended March 31, 2001 comprised of payments on line of credit and long term debt. The net cash provided by financing activities for the three months ended March 31, 2000 was activity on the line of credit and proceeds of $500,000 received on a note payable.

UBC has a $3,000,000 line of credit with a financial institution, payable on demand, with interest payable monthly at prime plus 2%, maturing August 2002. At March 31, 2001, $2,388,477 of the line of credit was outstanding, while $46,939 remained available for borrowings under the line of credit.

TEI has a $500,000 note payable due on September 10, 2001, with a 12% per annum interest rate. TEI is currently negotiating an extension of the maturity date with Caspic International, Inc.

AHS has a $2,205,200 note payable due on October 2001 with a 20.5% interest rate. AHS is currently seeking alternative financing.

TEI believes that cash flows provided by its operations and cash flows available under the line of credit will be sufficient to meet its needs through December 31, 2001.

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

None.
                                       13

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


                                      Tech Electro Industries, Inc.
                                      -----------------------------


Date: May 15, 2001                     /s/  Julie  Sansom-Reese
                                       --------------------------------
                                       Chief Financial Officer