Form 10QSB/A
period 2001-03-31
TECH ELECTRO INDUSTRIES INC/TX
filed 2001-05-15
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                            - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued


                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31,     December 31,
                                                 2001            2000
                                              (Unaudited)
                                            --------------  --------------
CURRENT LIABILITIES
  Line of credit . . . . . . . . . . . .    $   2,388,477   $   2,617,720
  Current portion of long-term debt  . .        2,845,332       2,894,990
  Accounts payable . . . . . . . . . . .        1,323,846       2,426,417
  Accrued liabilities  . . . . . . . . .          361,733         629,276
  Other current liabilities  . . . . . .            9,200           9,200
                                            --------------  --------------
      Total current liabilities. . . . .        6,928,588       8,577,603
                                            --------------  --------------

LONG-TERM DEBT, less current portion . .           60,428          89,666
                                            --------------  --------------
      Total liabilities. . . . . . . . .        6,989,016       8,667,269

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