Form 10KSB/A
period 2000-12-31
TECH ELECTRO INDUSTRIES INC/TX
filed 2001-08-07
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                               AMENDMENT NUMBER 2

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

DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS HISTORY

         Tech Electro Industries was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a Texas corporation. Computer Components has, since its inception in 1968, operated as a distributor of electronic components and, in 1980, expanded into the battery assembly and distribution business.

         On October 29, 1996, we incorporated Universal Battery Corporation, a Texas corporation, for the purpose of expanding into new markets for batteries and battery products. In May 1999, we merged Universal Battery into Computer Components. Computer Components does business as Universal Battery.

         On March 19, 1998, we completed the acquisition of a controlling interest in US Computer Group, a company that provided a broad range of information technology services and products. On February 25, 1999, Telstar Entertainment, then the second largest shareholder of U S Computer Group, contributed additional capital to US Computer Group through the purchase of additional shares, making Telstar the largest shareholder. Effective February 25, 1999 we ceased reporting US Computer Group's financial results in our consolidated financial statements. We have written off our entire investment in US Computer Group. In March 2000, a US Computer Group bank creditor foreclosed on all of US Computer Group's assets, effectively terminating all of US Computer Group's operations. We guaranteed a portion of the US Computer Group bank indebtedness. In this regard, the said bank creditor demanded that we pay $361,740 to the bank pursuant to the guarantee and filed suit to enforce its guarantee. We settled the suit by paying the bank $199,000. We wrote off our entire investment in US Computer Group of $1,671,344. The $1,671,344 includes:
$1,000,000 in initial consideration for the purchase of 51% in US Computer Group on March 19, 1998; $472,344 in unpaid loans from Tech Electro Industries to US Computer Group; and $199,000 to settle the claim of the bank creditor.

         On July 15, 1998, Tech Electro Industries entered into an agreement to acquire DenAmerica Corp., the owner and franchiser of the Black-eyed Pea Restaurant chain and a leading franchisee of Denny's restaurants. The deal was never consummated because Tech Electro Industries could not secure the necessary financing.

         On August 1, 1998, Tech Electro Industries relocated its executive offices to New York City. On May 26, 2000, its executive offices were relocated to the offices of its subsidiary, AlphaNet, in Ramsey, New Jersey.

         On  October  26,  1999,  we  completed  the   acquisition  of  AlphaNet
Hospitality Systems, Inc. We paid a combination of cash, promissory note and assumption of indebtedness for a total consideration value of $3,500,000. We paid $1,400,000 cash that was raised in a private placement through the sale of our common stock and warrants. We issued a $2,100,000 non-interest bearing four-month promissory note to the seller as part of the purchase price. We acquired AlphaNet to gain an entry into the information technology and Internet related business sector. We also believed that the AlphaNet purchase price and terms made for a good investment of our resources.

         On March 8, 2000, we paid in full the $2,100,000 note by paying to the seller $500,000 in cash and 1,100,000 shares of our common stock. The $500,000 cash was borrowed from an entity affiliated with our president. See discussion under Certain Relationships and Related Transactions, page 28.

         We would like to develop new products that complement our existing Universal Battery and AlphaNet product lines. However, we do not have sufficient capital to devote to research and development of new products. Unless we raise additional capital for research and development, we will not be able to develop new products.

         On April 18, 2001, we launched a new business through our new wholly owned subsidiary, DomainGorilla.com, Inc., a New Jersey corporation. We will offer ".com", ".net" and ".org" top-level domain name registration and renewal service. We plan to emphasize renewal and registration services. We are accredited to offer this service by The Internet Corporation for Assigned Names and Numbers, a.k.a. ICANN. This a new venture for us. We have no experience in this business and we cannot assure any investor in our stock that we will be successful. We have had no revenues from this business.

FUTURE ACQUISITIONS AND VENTURES

         Tech Electro Industries believes that shareholder value may be increased through strategic acquisitions and new ventures in the information technology and Internet related business sector. We have no prospective acquisitions or ventures that we are considering. If in the future one does arise, we may need to issue additional shares of common stock or borrow funds to make an acquisition or enter into a new venture. If additional shares were issued, present shareholders may suffer dilution of their interest in Tech Electro Industries. We cannot assure you that any new venture or new acquisition would be successful. Our acquisition of US Computer Group in 1998 resulted in a $1,671,341 write off. In 1998, our attempt to purchase DenAmerica Corp., a restaurant company, was unsuccessful because we could not secure the required financing. Even if we wished to make a future acquisition or embark on a new venture, we may not be able to raise the capital to do so.

BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES


                                UNIVERSAL BATTERY

         Universal Battery's operations have historically consisted of: (i) sale of battery and battery assembly systems and contract manufacturing or kitting systems; (ii) sale of passive electronic components; (iii) sale of other products, such as AC transformers, ceramic sound sources, battery chargers, etc. Our products are sold to original equipment manufacturers (OEMs) and distributors for use in the manufacture and sale of high-technology products, such as computers, oil field equipment, medical instrumentation, uninterruptible power supply systems, and security equipment among others. Universal Battery is an authorized distributor, on a non-exclusive basis, for two product groupings of Panasonic, USA , Varta, USA and Duracell, USA. Varta, based in Germany, is a manufacturer of battery products. Panasonic is a subsidiary of Matsushita Electric Corp. of Japan. Universal Battery also operates under noncontractual, long-term relationships (many exceeding 10 years) with other vendors located in Taiwan, Hong Kong, China, Korea and Japan from whom it imports non-proprietary electronic components and batteries marketed under its registered trademark, "NIKKO","UBC", "Tech Electro Industries" and, occasionally, under the name of the Asian vendor. Universal Battery has also added, within the last two years, vendors of electro magnetic devices, battery charging and electro mechanical devices from The People's Republic of China.

BATTERIES

         Universal Battery sells and distributes, under agreements with Panasonic and Varta, a broad line of industrial (as opposed to consumer-retail) batteries. The batteries sold and distributed by Universal Battery include sealed lead-acid, nickel-cadmium, lithium, carbon-zinc, nickel metal hydride and alkaline batteries. In addition to the sales of individual batteries, we assemble and sell battery packs" consisting of assembled groups of batteries combined physically and electrically into a single unit. We are a Panasonic authorized modification center and, in that capacity, create custom-designed battery packs meeting specifications of individual customers. In addition to providing the services necessary to produce battery packs, such as welding and assembly, Universal Battery supplies materials such as wiring, connectors, and casings. Completed battery packs are assembled to order in nearly all instances and we maintain little or no inventory of completed packs, although components for assembly of packs are maintained. Universal Battery also offers customers battery packs assembled in China to the customers' specifications. We maintain a broad inventory of various sizes of batteries and components utilized in battery package production to serve customer needs for immediate pack design and assembly.

         On November 24, 1998, we introduced our "Start'er Up" battery product. Start'er Up is a portable source of 12 volt DC power used primarily as an emergency starting power source for failed automobile and boat batteries. It may also be used to power many accessories, including cellular phones, portable televisions and radios. We also have a smaller version of the Start'er Up that we call "Power-Up". At only 12 pounds, it is just two-thirds the weight of the Start'er-Up product, offering greater handling convenience.

RETAIL OUTLET

         In October  2000,  we opened our first retail  outlet,  called  Battery
World, in Oklahoma City, Oklahoma for the sale of cellular and cordless phone batteries under our private label. Our outlet is in a leased facility and contains 1,200 square feet of retail space and 2,000 square feet of warehouse space. If this outlet is successful, we plan possible future sites in other large cities. We do not have any definite plans to open any additional outlets.

         Our Oklahoma City facility also serves as a wholesale distribution hub for our line of battery products. We project that our Battery World outlet will generate $500,000 in gross revenues for fiscal year 2001 and $750,000 for fiscal year 2002, with average gross margins of 30% compared to our 22% average margins on battery sales. We caution that these are projections and they may not materialize. However, based on several months of operations, our projections are on target. For the quarters ended December 31, 2000 and March 31, 2001, Battery World had:

                                         4th-Q 2000        1st-Q 2001
                                         -----------       ----------

Wholesale revenues                         $134,069         $102,144
Gross Margins                                 30.3%            31.9%

Retail Revenues                            $ 10,321         $  6,349
Gross Margins                                 41.2%            48.7%

CONTRACT MANUFACTURING AND KITTING OPERATIONS

         For the past several years we have sold various types of electronic components to United States-based customers. The components are delivered to the customer's facility in Mexico, where Mexican sub-contractors insert these components into parted circuit PC boards to customer specifications. After such assembly, the PC boards are shipped back to the United States for assembly into the customer's final product. These are called kitting operations. To date, revenues from kitting operations have been insignificant. We have only one customer for which we perform kitting operations. Because we have been unsuccessful in attracting other US based customers to kitting, we are not actively seeking new kitting business, but will perform kitting operations upon request of our customers.

ELECTRONIC COMPONENTS

         Universal  Battery  imports  and  sells  to OEMs and  distributors  the
following  electronic  components  for  use  in  the  manufacture,   repair  and
modification of electronic equipment:

         Resistors. Carbon film, metal film and metal oxide resistors in both leaded and chip, surface mount, configurations.

         Capacitors. Polyester, polypropylene and polycarbonate metalized film, film and foil, inductive and non-inductive, aluminum electrolytic and ceramic capacitors, leaded and chip.

         Relays. AC and direct current relays, usually for operations at less than 20 amperes contact rating and 50 volts DC coil operation.

OTHER PRODUCT SALES

         Universal Battery sells to OEMs and distributors or retail suppliers the following other products:

         Sound sources. Piezo and inductive drive "sounders" for the production of alarm signals in security systems.

         Transformers. 120-volt AC household and business wall plug transformers for reduction of power line voltage to low voltage, 12 to 24 volts AC, applications as utilized by household and business electrical devices.

         Battery chargers. Various battery chargers used in consumers and business applications.

         Universal Battery relies primarily on sales personnel and representatives, and has undertaken only minimal advertising in trade publications. As of May 31, 2001, Universal Battery employed a direct sales force of four field salesmen and five "customer service" representatives.

EQUIPMENT

         Universal  Battery  owns  the  majority  of the  equipment  used in its design, manufacturing and assembly operations. This includes specialized equipment such as small electric welders, sonic welder, computer aided design computer programs, computer driven battery analyzers, battery chargers, heat-shrink ovens, strip-chart recorders, timers, multi-meters and hand tools utilized in operations. We also own additional manufacturing equipment capable of automated epoxy dispensing and automated "connector to wire" attachment. We lease an insignificant amount of small equipment. Universal Battery owns the computer hardware and software required for its accounting, sales, inventory and management and the office furniture and equipment as necessary to operate its business.

         Our equipment consists of readily available items and could be replaced without significant cost or disruption to business activities.

CUSTOMERS

         Our customer base is relatively broad. Universal Battery maintains a computer database of over one thousand active and inactive customers, all of whom we believe are potential customers for our products. However, one customer, Schumacher Electric Corporation, accounted for 27.96% of Universal Battery's revenues for fiscal 1999. For fiscal 2000, Schumacher accounted for 33.56% of Universal Battery's revenues. For the first quarter of 2001, Schumacher accounted for 29.09% of Universal Battery's revenues. The loss of Schumacher as a customer would materially decrease our gross sales.

EMPLOYEES

         As of May 31, 2001, our workforce consisted of 30 full time employees. Our workforce is down from 1998 by 3 employees due primarily to discontinuing our Very Brite operations, in addition to an effort by management to reduce selling, general and administrative expenses.

TECHNOLOGY

         Universal Battery's electronic products are all relatively low technology. We believe these products are not subject to sudden obsolescence since they represent basic elements common to a wide variety of existing electronic circuit designs. At the same time, there can be no assurance that advances and changes in technology, manufacturing processes and other factors will not affect the market for our products.

COMPETITION

         Universal Battery competes in the sale of our batteries and battery packs with many companies located in the United States, Mexico and Asia. In sales of its electronic components, we face competition from many large electronic distributors as well as from factory direct sale outlets throughout the United States as well as other importers and exporters in Asia. Many of our competitors are substantially larger and have greater resources than we do. We are able to compete by stocking batteries and components for immediate delivery to our customers on the majority of orders. We stay in contact with our principal customers to anticipate their requirements. Environmental Matters

         We believe that we comply with all relevant federal, state, and local environmental regulations and do not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

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

SOURCES AND AVAILABILITY OF MATERIALS

         With the  exception  of battery  products  described  below,  Universal
Battery purchases its raw materials, such as wire, metals and packaging materials, from a number of local sources and is not dependent on any single source for raw materials. Except as noted below, it is our belief that the loss of any single supplier would not adversely affect our business. All raw materials utilized by us are readily available from many sources.

         Universal Battery enjoys a close and beneficial non-exclusive relationship with a single supplier of a substantial portion of its battery products, the Panasonic Battery Sales Group of Matsushita Electric Corp. of America. Universal Battery is a certified Panasonic Modification Center for the production of battery packs. We have also established relationships with other battery manufacturers from which we have purchased substantial numbers of batteries. The loss of any of these relationships could have a materially adverse effect on our business.

GOVERNMENTAL MATTERS

         Except  for  usual  and  customary  business   licenses,   permits  and
regulations, Universal Battery's business is not subject to governmental regulations or approval of its products.

                       ALPHANET HOSPITALITY SYSTEMS, INC.

         Founded in 1992, AlphaNet Hospitality Systems Inc. supplies business and connectivity solutions to the hospitality industry. AlphaNet's products include: InnFax(R), the private in-room facsimile and business service, that can be found in over 420 hotels, 67,000 hotel rooms worldwide; The Office(R), a 24-hour unattended "self-serve" hotel business center providing hotel guests with 24-hour convenient access to various business office services such as personal computers equipped with popular software, printing, faxing and photocopying; and InnPhone, an advanced two-line cordless telephone developed exclusively for hotel guestrooms available with five or ten programmable guest service buttons, in addition to options like caller identification. AlphaNet's products can be found in hundreds of hotels around the world serving tens of thousands of guestrooms.

PRODUCTS

         InnFax(R): AlphaNet's core product, InnFax, provides business travelers staying at leading hotels with a private, in-room fax machine. Users may send and receive faxes with complete confidentiality and at their convenience, on a unique, private fax number, which is disabled on check-out so that the next guest has a different and unique number. In addition, the guest has access to a range of information services and in-room printing of the hotel bill. The latest InnFax(R) machine, the IBC-5000, provides the benefits of the InnFax(R) service with the additional features of plain paper PC printing and copying.

         InnFax(R) service is based on AlphaNet's patent-protected technologies, combining the facilities of the public switched telephone network with conventional radio frequency paging into a unique communications capability. This technology provides hotels with the capability of offering private in-room fax service, even in single-line rooms, without the significant capital expenditures otherwise required to rewire the hotel and upgrade telecom systems to make in-room fax possible. For the fiscal year ended December 31, 2000, InnFax (R) accounted for approximately $6,416,564 in gross revenues, a decline of $1,950,433 compared to fiscal year 1999 gross revenues of $8,366,997. For the quarter ended March 31, 2001, InnFax (R) accounted for $1,180,271 in gross revenues compared to $1,755,786 in the quarter ended March 31, 2000.

         The Office(TM): The Office(TM) is an unattended "self-service" hotel business center. Credit card activated, The Office provides hotel guests with 24- hour convenient access to various office services.

         Hotel guests can utilize a personal computer loaded with popular business software, have access to the Internet and Email, as well as document printing, faxing and photocopying, all without ever having to leave the hotel. For hotels, particularly those within the fast growing mid-market/ limited service sector, The Office(TM) allows them to meet the needs of business travelers without the expense of added staff. For the fiscal year ended December 31, 2000, The Office accounted for approximately $512,297 in gross revenues, an increase of $137,479 compared to fiscal year 1999 gross revenues of $374,818. For the quarter ended March 31, 2001, The Office accounted for $97,715 in gross revenues compared to $100,095 for the quarter ended March 31, 2000.

         InnPhone: AlphaNet has continued to evolve as a single-source provider of business and connectivity solutions to the hospitality industry with its introduction of InnPhone, an advanced two-line cordless phone. With InnPhone, hotel guests are able to roam around their room or suite while on the phone without being tied to a fixed telephone. For fiscal year ended December 31, 2000, InnPhone sales accounted for approximately $187,662 in gross revenues. No InnPhone sales were made in fiscal 1999. For the quarter ended March 31, 2001, InnPhone accounted for $111,633 in gross revenues compared to $74,965 for the quarter ended March 31, 2000.

         AlphaNet and its licensees have InnFax (R) in-room fax machines installed in approximately 67,000 rooms in 420 hotels worldwide. AlphaNet also has its unattended business centers in 58 hotels in the United States. In addition, AlphaNet's InnPhone is installed in approximately 3,000 hotels rooms in the United States.

EQUIPMENT

         Sanyo, Inc. in Japan manufacturers on a purchase order basis AlphaNet's InnFax machines according to AlphaNet's plans and specifications. The manufacturer modifies facsimile machines to AlphaNet specifications. This allows the facsimile machines to operate as a part of a communications network so that business travelers or other individuals residing in hotel rooms can send and receive fax transmissions.

         AlphaNet also leases fax machines to hotels using third party lease arrangements. Hotels sign multi-year lease agreements with third party lease companies for fax machines, an alternative to having AlphaNet owned equipment on site. The leased equipment connects to AlphaNet communications and billing system. Approximately 10% of the installed fax machines are leased.

         The equipment necessary for The Office product line is obtained from brand name manufacturers and software suppliers and deployed in hotels under contract. The Office products contain modifications to allow for activity tracking, and summarized individual usage for billing purposes that are provided to AlphaNet and the hotel.

         AlphaNet purchases its InnPhone products from TeleMatrix, Inc. under a non-exclusive Distributor Agreement and resells such products to its hotel customers at a marked-up price. The agreement may be cancelled by either party upon 90-days written notice.

CLIENT BASE

         AlphaNet sells its product line at both chain/management company and individual property levels. Among its 370 hotel clients are properties represented by more than 20 brands, such as Hyatt, Marriott, Loews, Fairmont, and Sheraton, to name a few. AlphaNet's InnFax service can be found in every "Business Class" room of the Hyatt chain and in many leading luxury properties such as The Waldorf-Astoria, Plaza Hotel, New York Palace Hotel and The Mansion on Turtle Creek.

EMPLOYEES

         AlphaNet is headquartered in Ramsey, New Jersey, a suburb of New York City, and maintains a significant office in Toronto, Canada and a small depot repair facility in Colorado Springs. AlphaNet's sales and marketing, management and support staffs are located in New Jersey. Operations, customer service, R&D and finance are in the Toronto facility. The three sales managers and the inside sales representative work from their homes, as do three installation managers located in New York, Chicago and the Washington, DC area. AlphaNet employs a total of 37 people.

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

PATENTS AND TRADEMARKS

         AlphaNet holds a number patents allowing individual fax machines to work in concert with communications networks. Those that we utilize in our products expire in five years, however, none are material to our business.

         InnFax(R) is copyrighted by AlphaNet. The Office(TM) is an AlphaNet registered trademark of unlimited duration.

COMPETITION

         AlphaNet does not have significant competition to its InnFax business. There are two established competitors to AlphaNet's The Office product and many distributors of hotel telephones. We compete through service or product pricing and marketing to our large, established customer base.

SOURCES AND AVAILABILITY OF SERVICES

         AlphaNet relies upon the facilities and services of various telephone and communications common carriers. Those relationships are defined under contract by multi year agreements that have, and continue to, satisfy AlphaNet's needs.

         AlphaNet relies on one manufacturer, Sanyo Electric Company, to provide it with fax machines. However, we believe that there are other companies that we can engage to manufacture our fax machines.

GOVERNMENTAL MATTERS

         Except for the usual and customary business licenses and regulations, AlphaNet's business is not subject to governmental regulations or approval of its products.








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

AHS

AlphaNet occupies the following leased office space: 7,300 square feet of in Toronto; 2600 square feet in New Jersey; and 400 square feet Colorado. The "per month" leases cost are as follows:

         Toronto                $11,420
         New Jersey             $ 4,490
         Colorado               $   550

         The Toronto property is on a month to month lease. The New Jersey lease expires on December 31, 2002. The Colorado lease is month to month. Tech Electro Industries' executive offices are also located in the New Jersey offices leased by AlphaNet and for which Tech Electro Industries pays a portion of the monthly lease costs.


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

         The following table sets forth the high and low bid prices of the our common stock on a quarterly basis for the calendar years 1998, 1999 and 2000, as reported by the NASDAQ Smallcap Market and NASDAQ Trading and Market Services:

                  Calendar Period                High               Low

1998:             First Quarter................. $3.75             $2.3125

                  Second Quarter.................$3.50             $2.125

                  Third Quarter..................$2.6875           $1.25

                  Fourth Quarter.................$4.00             $0.875

1999:             First Quarter..................$4.625            $0.9375

                  Second Quarter.................$1.375            $0.25

                  Third Quarter..................$1.25             $0.6875

                  Fourth Quarter.................$1.0625           $0.625

2000:             First Quarter..................$2.375            $0.6875

                  Second Quarter.................$0.75             $0.50

                  Third Quarter..................$0.65625          $0.3125

                  Fourth Quarter.................$0.35             $0.1875

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Currently,   the  Company's   operations  are  conducted   through  its
subsidiaries, UBC and AHS.

Tech Electro Industries' operations for the year ended December 31, 2000 do not include US Computer Group's operations, while the financial results for the year ended December 31, 1999 includes two months of US Computer Group's operations prior to Tech Electro Industries' de-consolidation of US Computer Group on February 25, 1999. As AlphaNet was acquired on October 22, 1999, Tech Electro Industries' financial results for the year ended December 31, 1999 include AlphaNet's results for the three months ended December 31, 1999.

REVENUES

         Tech Electro Industries' consolidated revenues increased by $6,642,369, 35.61%, to $25,293,043 in 2000 compared to $18,650,674 in 1999.

         Universal Battery, AlphaNet and US Computer Group had revenues of $18,176,520, $7,116,523 and none in 2000, respectively, compared to $13,105,822,
$2,312,191 and $3,187,661 in 1999, respectively.

         Universal Battery's $5,070,698 increase in revenues can be attributed to three major factors: i) new business growth in the sale of battery and battery related products to various markets, including, security, medical and consumer markets -$1,982,651; (ii) increased factory direct shipping to Universal Battery's largest customer, Schumacher Electric - $2,115,385 and iii) factory direct shipping to other customers - $972,662, of which two new customers contributed $794,636. Factory direct shipping expands revenues without incurring significant additional warehouse and handling expenses.

         For the quarter ending December 31, 2000 AlphaNet's revenues totaled $1,478,825 compared to $2,205,328 for the similar period in 1999. Approximately 85% of the revenue decline is due to a decrease in recurring facsimile usage. Facsimile usage has dropped because of the increasing use of e-mail by the business traveler. The remaining decrease is attributable to approximately 200 less fax machines sold to hotels on the lease plan compared to the fourth quarter in 1999. We expect the decline in AlphaNet's existing revenue base to continue. However, because faxing is a mature technology and a basic form of communication, we expect a leveling off of the decline. Further, the printing and copying features offered by the in-room fax machines continues to grow as the business traveler still wants hard copies of emails and other downloaded data.

         Of the $7,116,523 revenues of AlphaNet in year 2000, $6,416,564 were generated by hotel guest usage of our InnFax in-room fax machines, $512,297 by usage of The Office self-serve hotel business center and $187,662 from sale or lease to hotels of our InnPhone.

COST OF REVENUES

         Tech Electro Industries' consolidated cost of revenues increased by $2,622,998, 19.24% to $16,259,437 in 2000 compared to $13,636,439 in 1999.

         Universal Battery, AlphaNet and US Computer Group's cost of revenues totaled $14,398,705, $1,860,732 and none in 2000, respectively, compared to $10,577,578, $561,358 and $2,496,030 in 1999, respectively.

         Universal Battery's increase in cost of revenues in 2000 compared to 1999 was directly related to the increased revenues. However, the cost of revenues, as a percentage of revenues, for Universal Battery decreased slightly from 80.7% in 1999 to 79.2% in 2000 due to increased volume of lower margin direct shipments.

         For the quarter ending December 31, 2000, AlphaNet's cost of revenues totaled $354,009 compared to $561,358 for the similar period in 1999. The decrease in cost of revenues is attributable to several factors: i) approximately 50% of the decline in direct costs is attributable to the 200 fewer fax machines that were sold in the fourth quarter of 2000 compared to 1999; ii) a decrease in the residual value payments at the end of a four-year facsimile machine lease agreement that AlphaNet is required to pay; and iii) the decrease in the recurring facsimile services resulted in a decrease in the costs associated with providing the service.

OPERATING EXPENSES

         Tech Electro Industries' consolidated operating expenses, consisting mainly of selling, general and administrative, depreciation and amortization expenses, increased modestly by $255,286 or 3.29% to $8,017,515 in 2000 compared to $7,762,229 in 1999.

         The selling, general and administrative expenses of Universal Battery, AlphaNet, Tech Electro Industries and U S Computer Group totaled $2,904,260, $3,516,103, $751,472 and none, respectively, in 2000, compared to $2,409,483,
$1,394,888, $927,710 and $2,064,840 in 1999.

         Universal Battery's increase in selling, general and administrative expenses in 2000 compared to 1999 was attributable primarily to the hiring of additional personnel and the opening of Battery World retail store in Oklahoma City which increased Universal Battery's rent, gross wages and travel cost.

         For the quarter ending December 31, 2000, AlphaNet's operating expenses totaled $794,546 compared to $1,394,888 for the similar period in 1999. The decrease in operating expenses is attributable to two main factors: i) approximately 75% of the decrease is due to an abnormally large amount of professional fees incurred in the fourth quarter of 1999 relating to the purchase of AlphaNet by Tech Electro Industries; ii) the remaining 25% of the decrease in operating expenses is due to a decrease in employment costs due to both a decrease in the workforce by five people and a restructuring of the senior management of AlphaNet.

         Tech   Electro   Industries'   decrease   in   selling,   general   and
administrative expenses in 2000 was attributable primarily to non-recurring consulting fees incurred during 1999 related to the acquisition of AlphaNet.

         Tech Electro Industries' consolidated depreciation and amortization expense of property and equipment was $845,680 in 2000 compared to $796,343 in 1999, an increase of $49,337, 6.20%. The increase is mainly attributable to the inclusion of AlphaNet for the entire year during 2000. However effective January 1, 2000, AlphaNet did change the estimated useful life of the facsimile equipment, from four to eight years. AlphaNet changed the estimated useful life to eight years because the facsimile equipment remain installed and are subject to contract renewals that extends the original four-year agreement to eight years.

INTEREST EXPENSE AND AMORTIZATION OF FINANCING COSTS

         Tech Electro Industries' consolidated interest expense increased to $843,527 in 2000, compared to $584,014 in 1999, an increase of $259,513 or
44.44%. The increase in interest expense is directly attributable to AlphaNet's $2,175,000 loan made late in 1999.

         Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement. During 1999, Tech Electro Industries issued warrants to various lenders, which were recorded at fair value using the Black-Scholes model and paid loan origination fees on several loans. Amortization of these deferred financing costs was $295,028 and $123,238 in 2000 and 1999, respectively.

LAWSUIT SETTLEMENTS

         Universal Battery, AlphaNet and Tech Electro Industries settled various outstanding litigation totaling $549,086 in 2000. In 1999 there were no lawsuit settlements.

         On April 28, 2000, the American Arbitration Association awarded an ex-employee of Universal Battery $375,865 in an employment agreement dispute. Universal Battery has paid this amount in full. $25,779 was expensed during 1999 and the remaining amount during 2000.

         AlphaNet was a defendant in a lawsuit filed by a competitor claiming that AlphaNet's The Office product infringed upon a patent assigned to the said competitor. In order to end this litigation and reduce further legal fees, AlphaNet paid the competitor $50,000 during 2000 to settle the case and all claims of the competitor. The entire amount was expensed during 1999.

         On March 22, 2000, Coast Business Credit, Inc., declared that U S Computer Group defaulted on certain loans from Coast and demanded full payment by U S Computer Group for all such loans. Tech Electro Industries guaranteed a portion of those loans. On May 7, 2000, Coast sued Tech Electro Industries in the US District Court for the Central District of California, Case No. CV-00-06115 NM (RZx), to collect $361,740 plus interest, attorney fees and costs. Tech Electro Industries settled this lawsuit by paying Coast $199,000 during 2000.

         Tech Electro Industries currently has no material lawsuits in which it is involved.

EXTRAORDINARY GAIN

         In fiscal 2000, Tech Electro Industries recognized an extraordinary gain of $568,750 in connection with the retirement of a $2,100,000 note payable. The note was retired with $500,000 cash and 1,100,000 shares of Tech Electro Industries' common stock on February 25, 2000. The resulting gain was calculated as the difference between the fair value of the common stock (the trading price of the common stock on the payment date, which was $0.9375 per share) and $500,000 cash compared to the recorded amount of the note.

INVENTORY

         Universal Battery's inventory costs increased from approximately $1,600,000 in 1999 to $3,300,000 in 2000 due to a significant increase in revenues in 2000 over 1999 and because several significant orders were scheduled for delivery early in the first quarter of 2001. Universal Battery continually reviews its inventory allowance procedures and policies and makes adjustments as necessary. During 2000, Universal Battery estimated that its inventory obsolescence reserve of $335,274 was sufficient and accordingly, recorded no additional provision. In 1999, Universal Battery estimated that it needed to increase its reserve provision by $107,951 to $600,823.

LIQUIDITY

         Tech  Electro  Industries  on a  consolidated  basis  had cash and cash
equivalents   of  $839,060   and   $894,261  at  December  31,  2000  and  1999,
respectively.

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

         Net cash used by investing activities was $121,748 compared to $2,154,980 for the years ended December 31, 2000 and 1999, respectively. In 2000, cash of $335,554 was used to purchase new property and equipment offset by the proceeds from the sale of certificate of deposits of $106,775 and payments of $107,031 received on notes receivable. In 1999, $994,235 in cash was primarily used for the acquisition of AlphaNet, unpaid advances to U S Computer Group of $472,344, purchase of a certificate of deposit of $260,294 and the de-consolidation of U S Computer Group which reduced cash by $316,262.

         The cash provided by the line of credit was $2,228,188 in 2000 and cash used to pay down the line of credit was $1,060,557 during 1999. Universal Battery is in compliance with the terms of the line of credit. Total repayments of long-term debt for the years ended December 31, 2000 and 1999 were $751,231 and $1,428,681, respectively, while total proceeds received on long-term debt for the years ended December 31, 2000 and 1999 were $336,446 and $2,223,906, respectively.

         Tech Electro Industries also received $1,448,750 on the sale of common shares in 1999 and $163,554 and $151,094 from the sale of warrants in 2000 and 1999, respectively.

         Since the majority of goods that Universal Battery purchases are from Asia, it has been subject, like its competitors, to international currency fluctuation since Universal Battery's inception. The management of Universal Battery does not believe that the fluctuation in currency presents a serious threat to its operations.



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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of our common stock and preferred stock as of May 31, 2001, by (i) each person who is known by us to own beneficially more than 5% of the common stock, (ii) each director of Tech Electro Industries, (iii) each of the executive officers of Tech Electro Industries, and (iv) all directors and executive officers of Tech Electro Industries as a group.

---------------------  ------------  --------  ----------------    ------------
                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------------
William Tan            3,727,546     35.14%    5,000               4.15
Kim Wah,               Direct                  (through
President and CEO      and Indirect            ownership of
No. 18 Jalan Sri       (3)                     5,000 units)
Semantan 1
Damansara Heights
50490
Kuala Lumpur, Malaysia
---------------------- ------------  --------  ----------------    ------------
Gin Securities,        1,163,636(4)  13.20%    0                   0
Ltd.,11 Jalan          Direct
Medang Bukit
Bandaraya
59100 Kuala Lumpur
Malaysia
---------------------  ------------  --------  ----------------    ------------
Pricewaterhouse        1,100,000     13.36%    0                   0
Coopers, Inc.          Direct
145 King Street W
Toronto Ontario
Canada
M5H 1V8
---------------------  ------------  --------  ----------------    ------------
Jenny Jechart          1,094,696(5)  12.42%    0                   0
P.O. Box 4005          Direct and
Tustin,                Indirect
CA 92781
---------------------  ------------  --------  ----------------    ------------
Jason Tan Highway      668,000(6)    7.80%     0                   0
Wisma Cosway           Direct
#12-02, Jln.
Raja Chulan
50200 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------------
Wooi Hou Tan           666,000(7)    7.78%     0                   0
First Floor            Direct
Flat 53 Gloucester Road
London, England
SW74QN
United Kingdom

---------------------  ------------  --------  ----------------    ------------
                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------------
Mutsuko Gomi           666,000  (7)  8.09%     0                   0
1367-31 Kawana         Direct
Ito-Shi,
Japan 414
---------------------  ------------  --------  ----------------    ------------
Craig D. LaTaste       542,979(8)    6.57%     0                   0
4526 Myerwood          Direct
Dallas, TX 75244
---------------------  ------------  --------  ----------------    ------------
Mimi Tan,              535,000(9)    6.25%     0                   0
Secretary              Direct and
275 N. Franklin        Indirect
Turnpike, #230
Ramsey, NY 07446
---------------------  ------------  --------  ----------------    ------------
Sadasuke Gomi,         487,150(10)   5.72%     0                   0
Director
275 North Franklin
Turnpike, #230
Ramsey, NJ 07446
---------------------  ------------  --------  ----------------    ------------
Ian Colin Edmonds      200,000(11)   2.37%     0                   0
Vice President and
Director
275 North Franklin
Turnpike, #230
Ramsey, NJ 07446
---------------------  ------------  --------  ----------------    ------------
Julie Sanson-Reese     22,250(12)    0.27%     0                   0
Chief Financial
Officer
4300 Wiley Post Rd.
Addison, TX 75001
---------------------  ------------  --------  ----------------    ------------
All Directors          4,971,946     42.53%    5,000               4.15%
and Executive
Officers as a Group
(5 persons)
---------------------  ------------  --------  ----------------    ------------
 (1) Except as otherwise indicated and subject to applicable community property and similar laws, we assume that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

 (2) Percent of class is based on the 8,230,820 shares outstanding as of May 31, 2001. In addition, shares, which a person had the right to acquire within 60 days, are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from May 31, 2001.

 (3) Includes (i) 75,000 shares directly held by Mr. Tan, (ii) a non-employee option to acquire 100,000 shares and employee incentive stock options to acquire 400,000 shares of common stock, (iii) 283,000 shares of common stock, options to purchase 100,000 shares of common stock and 1,050,000 warrants to purchase common stock held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, (iv) 727,273 shares of common stock and 727,273 warrants to purchase shares of common stock held by Ventures International, Ltd., a company of which Mr. Tan is a director and officer, (v) 5,000 Units, with each Unit convertible into one share of common stock and one share of preferred stock, of which one share of preferred stock is convertible into two shares of common stock and (vi) 250,000 warrants to purchase common stock held by Caspic International, Inc., a company of which Mr. Tan is a director and officer.

 (4) Includes (i) 581,818 shares of common stock and (ii) 581,818 warrants. Kim Yeow Tan, William Tan's brother, has voting and investment control of Gin Securities.

 (5)     Includes (i) 509,091 shares of common stock,  (ii) 509,091 warrants and
         (iii) 76,514 warrants owned by AHS Funding, LLC of which Ms. Jechart is the principal.

 (6)     Includes options to acquire 334,000 shares of common stock.

 (7)     Includes options to acquire 333,000 shares of common stock.

 (8) Mr. LaTaste has direct ownership of 433,732 shares of common stock, and as a partner of LaTaste Enterprise, he is owner of 16,667 shares of common stock which shares have been included in the percent of shares shown herein. In addition, Mr. LaTaste has been granted options to acquire 35,000 shares of common stock; 26,250 of such options are exercisable immediately, and are included in the percent of shares shown herein. Mr. LaTaste's wife, Jacqueline Green LaTaste, is the owner of 24,213 shares of common stock, which she received in 1994 as an inheritance. Mr. LaTaste disclaims any beneficial interest in these shares. Mr. LaTaste's children are beneficiaries of the LaTaste Children's Trust, which owns 46,317 shares of common stock. Mr. LaTaste also disclaims any beneficial interest in these shares.

 (9) Includes (i) 205,000 shares and the options to acquire 180,000 shares of common stock attributed to her through Equator Holdings, Inc. a company of which Ms. Tan is a director and officer and (ii) options held directly by Ms. Tan to acquire 150,000 shares of common stock.

 (10) Includes (i) 2,150 shares held directly by Mr. Gomi, (ii) 205,000 shares and options to acquire 180,000 shares attributed to him through Fleet Security Investments, Inc. of which Mr. Gomi is a director and
         (iii) an employee incentive stock option granted to Mr. Gomi to acquire 100,000 shares.

 (11)    Represents shares underlying options granted to by Mr. Edmonds.

 (12) Represents shares underlying options currently exercisable by Ms. Sansom-Reese




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Universal Battery leases its office and warehouse premises from LaTaste Enterprises, a partnership comprised of Craig D. LaTaste and members of his family. The current lease is for a term ending February 28, 2005 and provides for an annual base rent of $100,800.

         We engaged Placement & Acceptance, Inc. a British Virgin Islands corporation, to effect a private placement of securities, which was consummated in December 1997. Mr. Tan is a director and shareholder of Placement &
Acceptance. Placement & Acceptance received fees of $112,000, inclusive of expenses, for acting as sales agent in the placement. Tech Electro Industries also engaged Placement & Acceptance in October, 1999 to effect a private placement of securities to raise $1,400,000 for our acquisition of AlphaNet. Placement & Acceptance received a placement fee of warrants to purchase 500,000 shares in consideration for services rendered. The warrants are exercisable at $0.75 per share and expire on October 20, 2004.

         On October 26, 1999, Tech Electro Industries completed the acquisition of AlphaNet. As part of this transaction, Placement & Acceptance arranged for a $2,525,000 credit facility for AlphaNet to refinance its existing indebtedness. $1,525,000 of the said indebtedness was refinanced through Appel Investments Inc. and $1,000,000 through AHS Funding, LLC. William Tan's brother, Kim Yeow Tan, is an officer of Appel. Jenny Jechert, a shareholder, is a principal of AHS Funding, LLC. AlphaNet paid a loan origination fee of $150,737 to Appel and $98,828 to AHS Funding. The remaining balance of the indebtedness is an interest only loan at 20.5% per annum. The principal of the indebtedness is due in full on October 26, 2001. As additional consideration for the refinancing, Appel and AHS Funding received warrants to purchase 116,703 shares and 76,514 shares, respectively, of common stock exercisable at $0.75 per share. The warrants expire on October 20, 2004. Placement & Acceptance received a placement fee of warrants to purchase 550,000 shares of common stock, exercisable at $0.75 per share. These warrants expire on October 20, 2004.

         On February 25, 2000, we renegotiated and settled in full our $2.1 million promissory note payable to PricewaterhouseCoopers, Inc., Trustee of the Estate of AlphaNet Telecom Inc. that composed part of the purchase price of our acquisition of AlphaNet. The promissory note was paid in full by the payment of $500,000 cash and the issuance of 1,100,000 shares of common stock to PricewaterhouseCoopers, Inc. The $500,000 cash was raised by a loan from Caspic International, Inc. Mr. Tan is also a director and shareholder of Caspic
International, Inc. The loan is due on September 10, 2001, bears an interest rate of 12% per annum payable monthly and is secured by a pledge of the shares of capital stock of AlphaNet. As additional consideration for the loan, we also issued to Caspic International warrants to purchase 250,000 shares of common stock at $0.73 per share exercisable immediately, with an expiration date of February 24, 2005.

         In 1998 and 1999, William Tan, our President and CEO, made unsecured, non-interest bearing loans to Tech Electro Industries of $100,000 and $56,000, respectively. We paid these loans by issuing 100,000 and 108,000 shares of common stock, respectively, to Placement and Acceptance, Inc., of which Mr. Tan is the principal. The shares are restricted against transfer.

         Also in 1999, Placement and Acceptance made an unsecured, non-interest bearing loan to us in the amount of $107,000. During December 2000, we paid back $40,000 leaving a balance due of $67,000.

         The terms of each of the above-described transactions with affiliated parties are as fair to us as could have been obtained from unaffiliated parties.

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

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this Amendment Number 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Date: August 6, 2001

                                    TECH ELECTRO INDUSTRIES, INC.


                                    By:      /s/ William Tan
                                             -------------------------
                                             William Tan
                                             President and CEO

Pursuant to the requirements of the Securities Act of 1934, this Amendment Number 2 to this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

  Signature                      Capacity                            Date


/s/ William Tan            Director, Chairman of the Board,    August 6, 2001
-----------------------    President and Chief Executive       ---------------
William Tan                Officer (principal executive officer)


/s/ Ian Edmonds            Vice President and Director         August 6, 2001
----------------------                                         ---------------
Ian Edmonds


/s/ Sadasuke Gomi          Director                            August 6, 2001
-----------------------                                        ---------------
Sadasuke Gomi


/s/ Julie Sansom-Reese     Chief Financial Officer             August 6, 2001
-----------------------                                        ---------------
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


Computer Components Corporation, d.b.a. Universal Battery Corporation (UBC), wholly-owned by Tech Electro Industries, Inc.

AlphaNet Hospitality Systems, Inc. (AHS), wholly-owned by Tech Electro Industries, Inc.

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES


                           DECEMBER 31, 2000 AND 1999

                          INDEX TO FINANCIAL STATEMENTS


                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES





                                                                        Page
                                                                        -----
Report of Independent Certified Public Accountants.......................F-3

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

As more fully described in Note R, subsequent to the issuance of the Company's 1999 financial statements and our report thereon dated February 11, 2000, we became aware that those financial statements which reflect negative goodwill as a liability should have reflected the negative goodwill as a reduction of long-term assets acquired. This change also reduced the net loss for the year ended December 31, 1999 by $130,101 as the negative goodwill was being amortized over a longer period than the related long-term assets acquired. The financial statements as of December 31, 2000 and 1999 and for the years then ended reflect this restatement. In our original report we expressed an unqualified opinion on the 1999 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

                                                     KING GRIFFIN & ADAMSON P.C.


March 8, 2001
Dallas, Texas

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS

                                                       2000             1999
                                                   ------------       ----------
                                                     (restated)       (restated)
CURRENT ASSETS
     Cash and cash equivalents..................  $    839,060     $    894,261
     Certificate of deposit.....................       153,519          260,294
     Accounts and notes receivable
        Trade, net of allowance for doubtful
        accounts of $218,763 and $282,498 in
        2000 and 1999, respectively.............     4,390,700        3,352,887
        Notes...................................             -          180,146
        Other...................................        40,280           67,901
     Inventories, net ..........................     3,303,541        1,611,358
     Prepaid expenses and other current assets..       814,864          601,257
                                                   -----------       ----------
           Total current assets.................     9,541,964        6,968,104
                                                   -----------       ----------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment....     4,252,306        4,012,297
     Leasehold improvements.....................       181,276           51,378
     Machinery and equipment....................       526,628          472,233
     Computer equipment.........................       210,706          487,581
     Furniture and fixtures.....................       241,388          214,271
     Vehicles...................................        46,262           14,262
                                                   -----------       ----------
                                                     5,458,566        5,252,022
     Less accumulated depreciation and
        amortization............................    (1,866,068)      (1,166,686)
                                                   -----------       ----------
           Net property and equipment...........     3,592,498        4,085,336
                                                   -----------       ----------

OTHER ASSETS
     Notes receivable, net of current portion...             -            7,031
     Deferred financing costs, net..............       274,231          569,259
     Other .....................................        18,436           26,461
                                                   -----------       ----------
           Total other assets...................       292,667          602,751
                                                   -----------       ----------
TOTAL ASSETS....................................  $ 13,427,129     $ 11,656,191
                                                   ===========     ============


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                           December 31, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   2000               1999
                                                -----------      ------------
                                                 (restated)       (restated)
CURRENT LIABILITIES
     Line of credit........................... $  2,617,720      $    389,532
     Current portion of long-term debt........    2,894,990         2,197,180
     Accounts payable.........................    2,426,417         1,846,642
     Accrued liabilities......................      629,276           948,687
     Other current liabilities................        9,200            44,119
                                                -----------       -----------
            Total current liabilities.........    8,577,603         5,426,160
                                                -----------       -----------

LONG-TERM DEBT, less current portion..........       89,666         2,556,174
                                                -----------       -----------
            Total liabilities.................    8,667,269         7,982,334


COMMITMENTS AND CONTINGENCIES (NOTE Q)

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value; 1,000,000
    shares  authorized;  120,588  and  119,588
    Class A shares issued and  outstanding  at
    December 31, 2000 and 1999,  respectively;
    liquidation  preference  of  $633,087  and
    $627,837  at  December  31, 2000 and 1999,
    respectively..............................      120,588           119,588
  Common stock - $0.01 par  value;  50,000,000
    shares authorized; 8,198,197 and 7,034,684
    shares issued and  outstanding at December
    31, 2000 and 1999, respectively...........       81,982            70,347
  Additional paid-in capital..................   14,457,207        13,225,368
  Accumulated deficit.........................   (9,899,917)       (9,741,446)
                                                -----------       -----------
       Total stockholders' equity.............    4,759,860         3,673,857
                                                -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.... $ 13,427,129      $ 11,656,191
                                               ============      ============



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2000 and 1999
                                                  2000                1999
                                             ------------         ------------
                                                                   (restated)
REVENUES
   Sales.......................................$ 18,176,520      $  13,150,822
   Service Revenue.............................   7,116,523          5,499,852
                                               ------------       ------------
                                                 25,293,043         18,650,674
COST OF REVENUES
   Cost of goods sold..........................  14,398,705         10,469,627
   Direct servicing costs......................   1,860,732          3,058,861
   Inventory obsolescence provision............           -            107,951
                                               ------------       ------------
                                                 16,259,437         13,636,439

GROSS PROFIT...................................   9,033,606          5,014,235

OPERATING EXPENSES
   Selling, general and administrative.........   7,171,835          6,796,921
   Depreciation and amortization of property
      and equipment............................     845,680            796,343
   Amortization of contract rights.............           -            168,965
                                               ------------       ------------
                                                  8,017,515          7,762,229

INCOME (LOSS) FROM OPERATIONS..................   1,016,091         (2,747,994)

OTHER INCOME (EXPENSES)
   Interest income.............................      20,008             37,794
   Interest expense............................    (843,527)          (584,014)
   Amortization of deferred financing costs....    (295,028)          (123,238)
   Lawsuit settlements.........................    (549,086)                 -
   Other, net..................................     (26,009)           118,919
                                               ------------       ------------
                                                 (1,693,642)          (550,539)
                                               ------------       ------------
LOSS BEFORE PROVISION FOR INCOME TAXES
     AND EXTRAORDINARY GAIN....................    (677,551)        (3,298,533)

PROVISION FOR INCOME TAXES.....................           -                  -
                                               ------------       ------------
LOSS BEFORE EXTRAORDINARY GAIN.................    (677,551)        (3,298,533)

EXTRAORDINARY GAIN.............................     568,750                  -
                                               ------------       ------------
NET LOSS    ...................................$   (108,801)     $  (3,298,533)
                                               ============       ============
Net loss attributable to common stockholders...$   (158,471)     $  (3,348,985)
                                               ============       ============

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2000 and 1999
                                   (Continued)

                                                  2000                1999
                                             ------------         ------------
                                                                   (restated)

Basic and diluted net loss per share
   attributable to common stockholders.........$       (.02)     $        (.61)
                                               ============       ============
Number of weighted average shares of common
   stock outstanding (basic and diluted).......   7,963,523          5,509,527
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

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999

                       Preferred Stock          Common Stock     Additional
                     Number of                Number of             Paid-in    Shareholder   Accumulated
                      Shares      Amount       Shares    Amount     Capital     Receivable     Deficit          Total
                     ---------   --------    ---------   -------   -----------  ----------  ------------   -------------
Balances at
 January 1,1999       177,488    $ 177,488   4,799,177   $ 47,992  $ 3,165,843  $ (25,000)  $ (6,392,461)  $ (3,026,138)

Issuance of common
 stock for cash             -           -    2,214,014    22,141    1,426,609          -               -      1,448,750

Conversions of
 preferred stock
 into common stock    (57,900)    (57,900)     115,800     1,158       56,742          -               -              -

Common stock issued
 as repayment on loan
 from shareholder           -           -      108,000     1,080      113,669          -               -        114,749

Cash received on
 shareholder receivable     -           -            -         -            -     25,000               -         25,000

Common stock issued
 for compensation           -           -      135,446     1,354      138,547          -               -        139,901

Dividends paid by
 issuance of common         -           -       47,247       472       49,980          -         (50,452)             -
 stock

Common stock issued
 for services               -           -       15,000       150       13,209          -               -         13,359

Common stock contributed
 by President and CEO
 of TEI                     -           -     (400,000)   (4,000)       4,000          -               -              -

De-consolidation of
 USCG                       -           -            -         -    7,597,929          -               -      7,597,929

Stock options issued
 to employees below
 fair market value
 recorded as
 compensation               -           -            -         -       77,652           -              -         77,652

Warrants issued with
 debt and for financing
 fees                       -           -            -         -      581,188           -              -        581,188
Net loss for 1999
(restated)                  -           -            -         -            -           -     (3,298,533)     (3,298,533)
                     ---------   --------    ---------   -------   ----------  ------------  ------------   -------------

                                       F-8

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999
                                   (Continued)

                       Preferred Stock          Common Stock     Additional
                     Number of                Number of             Paid-in    Shareholder   Accumulated
                      Shares      Amount       Shares    Amount     Capital     Receivable     Deficit          Total
                     ---------   --------    ---------   -------   -----------  ----------  ------------   -------------
Balances at
 December 31, 1999
 (restated)           119,588     119,588    7,034,684    70,347   13,225,368           -    (9,741,446)       3,673,857

Units exchanged for
 common and preferred
 stock                  1,000       1,000        1,000        10       (1,010)          -              -               -

Reversal of common
 stock issued for
 compensation               -           -      (44,810)     (448)         448           -              -               -

Common stock issued
 as settlement of debt      -           -    1,100,000    11,000    1,020,250           -              -       1,031,250

Dividends paid by
 issuance of common         -           -      107,323     1,073       48,597           -        (49,670)              -
 stock

Warrants issued with
 debt                       -           -            -         -      163,554           -              -         163,554

Net loss for 2000           -           -            -         -            -           -       (108,801)       (108,801)
                     ---------   --------    ---------   -------   ----------  ------------  ------------   -------------
Balances at
 December 31, 2000
 (restated)           120,588    $120,588    8,198,197   $81,982  $14,457,207   $       -   $ (9,899,917)     $4,759,860
                     =========   ========    =========   =======   ==========  ============  ============   =============

             The accompanying footnotes are an integral part of this
                        consolidated financial statement.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999

                                                       2000             1999
                                                   ------------    ------------
                                                                    (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss    .....................................  $   (108,801)   $ (3,298,533)
Adjustments to reconcile net loss to net cash
  provided by (used by) operating activities:
    Common stock issued for compensation......                -         139,901
    Common stock issued for services.............             -          13,359
    Stock options issued to employees recorded
       as compensation...........................             -          77,652
    Depreciation and amortization of property
       and equipment.............................       845,680         796,343
    Write-off of notes receivable................        80,146               -
    Loss on sale of fixed assets.................             -           2,170
    Extraordinary gain on retirement of
       note payable..............................      (568,750)              -
    Amortization of contract rights..............             -         168,965
    Amortization of deferred financing costs.....       295,028         123,238
    Amortization of debt discount................       228,799          31,478
    Change in operating assets and liabilities
       (net of effects of acquisition and
      de-consolidation)
         Accounts receivable - trade.............    (1,037,813)       (327,471)
         Accounts receivable - other.............        27,621         (54,412)
         Inventories.............................    (1,692,183)        810,608
         Prepaid expenses and other current
           assets................................      (213,607)       (387,316)
         Deferred financing costs................             -        (249,565)
         Other assets............................         8,025           5,551
         Accounts payable........................       579,775       1,822,942
         Accrued liabilities.....................      (319,411)        867,803
         Other current liabilities...............       (34,919)       (252,044)
                                                   ------------    ------------
Net cash provided by (used by) operating activities  (1,910,410)        290,669
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment..........      (335,554)       (173,799)
    Proceeds on sale of property and equipment...             -          21,512
    Cash paid for acquired subsidiary,
       net of cash in subsidiary.................             -        (994,235)
    Payments received on notes receivable........       107,031          40,442
    Advances on notes receivable.................             -        (472,344)
    Cash in de-consolidation of subsidiary.......             -        (316,262)
    Purchase of certificate of deposit...........             -        (260,294)
    Proceeds from sale of certificate of deposit.       106,775               -
                                                   ------------    ------------
Net cash used by investing activities............      (121,748)     (2,154,980)
                                                   ------------    ------------
            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     Years ended December 31, 2000 and 1999



                                                       2000             1999
                                                 -------------     ------------
                                                                    (restated)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on bank lines of credit..........    2,228,188        (1,060,557)
  Repayment of long-term debt...................     (751,231)       (1,428,681)
  Proceeds of long-term debt....................      336,446         2,223,906
  Cash received on shareholder receivable.......            -            25,000
  Proceeds from sale of common stock warrants...      163,554           151,094
  Net proceeds on sale of common and
    preferred shares............................            -         1,448,750
                                                 ------------      ------------
Net cash provided by financing activities.......    1,976,957         1,359,512
                                                 ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......      (55,201)         (504,799)

Cash and cash equivalents at beginning
     of year   .................................      894,261         1,399,060
                                                 ------------      ------------

Cash and cash equivalents at end of year........ $    839,060      $    894,261
                                                 ============      ============

SUPPLEMENTAL DISCLOSURES OF INTEREST PAID....... $    632,000      $    553,000
                                                 ============      ============
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Preferred stock converted
    into common stock........................... $          -      $     57,900
                                                 ============      ============
  Issuance of common stock for
    settlement of note payable.................. $  1,031,250      $    114,749
                                                 ============      ============
  Dividends paid through issuance
    of common stock............................. $     49,670      $     50,452
                                                 ============      ============

  Write off of notes receivable from USCG....... $          -      $    472,344
                                                 ============      ============
  Warrants issued and capitalized as
    deferred financing costs.................... $          -      $    430,094
                                                 ============      ============
  Acquisition of property and equipment
    through capital lease....................... $     17,288      $          -
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

Change in Estimate

Effective January 2000, the Company increased its estimate of the useful lives of facsimile equipment from four to eight years to reflect the increase in the current service periods of such assets. This change had the effect of decreasing loss before extraordinary gain and net loss for 2000 by approximately $1,835,000 ($0.23 per share).

NOTE C - ACQUISITIONS

On October 22, 1999, the Company completed the acquisition of 100% of the issued and outstanding common stock of AHS. The purchase consideration totaled $3,500,000 through a combination of cash of $1,400,000 and a promissory note of $2,100,000. The acquisition has been accounted for as a purchase. The fair value of fixed assets was recorded based on an appraised value.

A summary of the fair value of assets acquired and liabilities assumed is as follows:

       Current assets..................................  $     2,526,927
       Property and equipment..........................        4,380,589
       Current liabilities.............................       (1,834,495)
       Long-term liabilities...........................       (1,573,021)
                                                            ------------
                                                         $     3,500,000
                                                            ============

The following unaudited pro forma consolidated results of operations for the year ended December 31, 1999 assumes the AHS acquisition occurred as of January 1, 1999.
                                                                 1999
                                                             (Unaudited)
                                                             ------------
       Revenues..........................................$    25,534,064
       Net loss..........................................$    (4,751,415)
       Loss per share (basic and diluted)................$          (.86)

NOTE D - INVENTORIES

Inventories at December 31, 2000 and 1999, consist of the following:

                                                         2000            1999
                                                    ------------    ------------
       Electronic components....................    $ 3,638,815     $ 2,212,181
       Inventory obsolescence reserve...........       (335,274)       (600,823)
                                                    ------------    ------------
                                                    $ 3,303,541     $ 1,611,358
                                                    ============    ============

NOTE E - NOTES RECEIVABLE

Notes receivable consist of the following at December 31, 2000 and 1999:

                                                         2000            1999
                                                    ------------    ------------
  Note receivable from a preferred stock
  shareholder, collected $100,000 and
  wrote-off remaining $80,146 during 2000.......    $         -     $   180,146

  Notes receivable, from two minority
  shareholders collected in full during
  2000..........................................              -           7,031
                                                    ------------    ------------
                                                              -         187,177
    Less current maturities.....................              -        (180,146)
                                                    ------------    ------------
    Long-term portion...........................    $         -       $   7,031
                                                    ============    ============

NOTE F - LINE OF CREDIT

Line of credit at December 31, 2000 and 1999 consists of the following:


                                                         2000            1999
                                                    ------------    ------------

       $3,000,000   line  of  credit  with  bank
       payable on demand,  with interest payable
       monthly at the bank's reference rate plus
       2% (11.5% at December 31, 2000), maturing
       August   2002  and  secured  by  accounts
       receivable, inventories, and equipment of
       UBC. Pursuant to borrowing base formulas,
       as  of  December   31,  2000   additional
       borrowings   of  $359,428  are  available
       under the line of credit.................    $ 2,617,720     $   389,532
                                                    ============    ============

NOTE G - LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                         2000            1999
                                                    ------------    ------------

       Non-interest bearing note payable to
       former  Trustee  of AHS,  matured in
       February   2000,   (see   additional
       discussion in Note O)....................    $         -     $ 2,100,000

       Note payable to  financing  company,
       with  interest  payable  monthly  at
       20.5%, and principal due at maturity
       (October  2001),  guaranteed by TEI,
       with  first  lien on all AHS  assets
       and second lien on AHS common  stock
       (net  of  unamortized   discount  of
       $32,840 at December  31,  2000) (see
       additional discussion in Note H).........      1,341,160       1,362,157

       Note payable to  financing  company,
       with  interest  payable  monthly  at
       20.5%, and principal due at maturity
       (October  2001),  guaranteed by TEI,
       with  first  lien on all AHS  assets
       and second lien on AHS common  stock
       (net  of  unamortized   discount  of
       $21,531 at December  31,  2000) (see
       additional discussion in Note H).........        879,469         893,227

       Non-interest  bearing unsecured note
       payable to a related party,  payable
       as cash flow permits (see additional
       discussion in Note H)....................         67,000         107,000

       Note  payable  to a  related  party,
       interest due monthly at 12%, matures
       September  2001,  secured  by common
       stock   of   AHS   (see   additional
       discussion in Note H)....................        500,000               -

       Installment notes payable to leasing
       company, due in monthly installments
       ranging   from   $3,695  to  $3,004,
       including  interest  at  rates  from
       14.50%  to   14.52%,   maturing   at
       various  dates though  October 2002,
       collateralized   by  facsimile   and
       business center equipment of AHS.........        181,173         271,479

       Other....................................         15,854          19,491
                                                    ------------    ------------
                                                      2,984,656       4,753,354
       Less current maturities..................     (2,894,990)     (2,197,180)
                                                    ------------    ------------
                                                    $    89,666     $ 2,556,174
                                                    ============    ============

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

NOTE K - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2000 and 1999 consist of the following:

                                                 2000                 1999
                                            -----------           -----------
  Current deferred tax asset...............$    259,075     $        517,436
  Current deferred tax liability...........           -              (80,069)
  Valuation allowance......................    (259,075)            (437,367)
                                            -----------         ------------
  Net current deferred tax asset...........$          -     $              -
                                            ===========         ============

  Non-current deferred tax asset...........$  2,040,727     $      1,802,894
  Non-current deferred tax liability.......           -              (19,570)
  Valuation allowance......................  (2,040,727)          (1,783,324)
                                            -----------         ------------
  Net non-current deferred tax asset.......$          -     $              -
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

The Company's income tax benefit for the years ended December 31, 2000 and 1999 differed from the statutory federal rate of 34 percent as follows:

                                                       2000             1999
                                                 ------------       -----------
  Statutory rate applied to loss
     before income taxes......................$     (36,992)    $   (1,121,501)
  Increase (decrease) in income taxes
     resulting from:
       Amounts not deductible for federal
         income tax purposes..................       32,460             55,405
       State income taxes, net of federal
         income tax effect....................       (3,231)           (97,386)
       Increase in valuation allowance........       79,111          2,638,102
       Change in previous year estimate.......      (71,348)                 -
       Net assets purchased...................            -            339,737
       Net liability removed through
          de-consolidation of USCG............            -         (1,814,357)
                                                -----------       ------------
  Income tax benefit..........................$           -     $            -
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

                                                    Years ended December 31,
                                                     2000             1999
                                                 ------------    -------------
Net loss attributable to
     common shareholders
                              As reported........$  (158,471)    $  (3,348,985)
                              Pro forma..........$  (174,323)    $  (4,501,773)

Basic and diluted net loss
     per share attributable
     to common shareholders
                             As reported........$       (.02)     $       (.61)
                             Pro forma..........$       (.02)     $       (.82)

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

A summary of the Company's compensatory stock option plans as of December 31, 2000 and 1999 and changes during the years ended December 31, 2000 and 1999 are as follows:

                                                Weighted
                                                Average
                                               Exercise         Range of
                                      Options    Price       Exercise Price
                                    ----------  -------    -----------------
Outstanding at January 1, 1999...     267,750      .94      .75    -    1.75

Granted..........................   1,371,250      .80      .75    -    1.00
Forfeitures......................      (6,500)    1.00     1.00    -    1.00
Cancelled........................    (171,250)    1.00     1.00    -    1.00
                                    ---------
Outstanding at December 31, 1999.   1,461,250      .82      .75    -    1.75

Granted..........................      80,000      .72      .72    -     .72
Cancelled........................     (50,000)     .75      .75    -     .75
                                    ---------
Outstanding at December 31, 2000.   1,491,250      .85      .72    -    1.75
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

Effective December 12, 1997, the Company adjusted the terms of certain previously issued warrants. The exercise price was reduced from $3.50 to $3.30 per warrant. Each warrant was also adjusted to entitle the holder the purchase of 1.06 shares of the Company's common stock, and may be redeemed at the option of the holder at $0.10 per warrant on 30 days written notice if the average price of the common stock exceeds $5.25 per share for 30 consecutive trading days prior to the notice. On October 12, 2000, the Company announced that it extended the expiration date of the warrants to November 30, 2001. At December 31, 2000, all 1,945,000 warrants are outstanding.

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                               Year Ended December 31, 1999
                      -----------------------------------------------------------------------
                                                      Battery and
                         Service       Facsimile &     Electronic
                      Maintenance(1) Business Center     Sales      Adjustment   Consolidated
                      ------------   ---------------  ------------  -----------  ------------
Revenue               $        -     $ 7,116,523      $ 18,176,520  $         -  $ 25,293,043
Depreciation and
  amortization                 -         754,672            85,728        5,280       845,680
Segment profit (loss)          -         213,067           322,345     (644,213)     (108,801)
Segment assets                 -       5,157,462         7,917,606      221,960    13,297,028
Capital expenditures
  by segment                   -         197,863           129,365        8,326       335,554

                                               Year Ended December 31, 1999
                      -----------------------------------------------------------------------
                                                      Battery and
                         Service       Facsimile &     Electronic
                      Maintenance(1) Business Center     Sales      Adjustment   Consolidated
                      ------------   ---------------  ------------  -----------  ------------

Revenue               $3,187,661     $ 2,312,191      $ 13,150,822  $         -  $ 18,650,674
Depreciation and
  amortization           168,965         550,824            73,448        3,106       796,343
Segment profit (loss) (1,493,412)       (845,422)          356,027   (1,315,726)   (3,298,533)
Segment assets                 -       6,359,359         4,865,136      431,696    11,656,191
Capital expenditures
  by segment               8,774         149,307             9,791        5,927       173,799

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

NOTE R - RESTATEMENT

The Company has determined that the negative goodwill recorded at December 31, 1999, should have been recorded as a reduction to the long-term assets acquired of AHS. This adjustment has the effect of reducing total depreciation and amortization by $130,101 as this negative goodwill prior to the restatement was being amortized over a longer period than the related long-term assets acquired. Accordingly, the Company has restated the financial statements for December 31, 1999 and the unaudited interim financial statements for the quarters ended March 31, June 30 and September 30, 2000. The effect of this restatement is as follows:

                      Dec 31,1999    Mar 31, 2000   Jun 30, 2000   Sept 30, 2000
                                     (unaudited)    (unaudited)    (unaudited)
                      -----------    ------------   ------------   -------------
Total assets          $(3,903,031)   $(3,772,930)   $(3,642,829)    $(3,512,728)
Total liabilities     $(4,033,132)   $(3,903,031)   $(3,772,930)    $(3,642,829)
Decrease Net loss     $  (130,101)   $        --    $        --     $        --
Equity                         --    $   130,101    $   130,101     $   130,101