Form 10QSB/A
period 2001-03-31
TECH ELECTRO INDUSTRIES INC/TX
filed 2001-08-07
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               AMENDMENT NUMBER 2


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

Consolidated Balance Sheets at March 31, 2001 (unaudited)
and December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Operations for the three
months ended March 31, 2001 and 2000 (unaudited) . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows for the three
months ended March 31, 2001 and 2000 (unaudited) . . . . . . . . . .   F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .   F-9

Item 2.  Management's Discussion and Analysis or Plan of Operation..  F-11

PART II - Other Information. . . . . . . . . . . . . . . . . . . . .  F-14

Item 1.  Legal Proceedings.. . . . . . . . . . . . . . . . . . . . .  F-14

Item 2.  Changes in Securities.. . . . . . . . . . . . . . . . . . .  F-14

Item 3.  Defaults Upon Senior Securities.. . . . . . . . . . . . . .  F-15

Item 4.  Submission of Matters to a Vote of Securities Holders.. . .  F-15

Item 5.  Other Information.. . . . . . . . . . . . . . . . . . . . .  F-15

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  F-15

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-15

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                  ASSETS
                                                March 31,     December 31,
                                                  2001            2000
                                              (Unaudited)
                                              ------------   --------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . .   $    723,621   $     839,060
  Certificate of deposit. . . . . . . . . .        155,632         153,519
  Accounts and notes receivable
    trade, net of allowance for doubtful
    accounts of $179,538 (unaudited) and
    $218,763  . . . . . . . . . . . . . . .      3,576,763       4,390,700
    Notes . . . . . . . . . . . . . . . . .          3,416               -
    Other . . . . . . . . . . . . . . . . .         33,460          40,280
  Inventories, net of allowance for
    obsolescence of $338,274 (unaudited)
    and $335,274  . . . . . . . . . . . . .      2,754,656       3,303,541
  Prepaid expenses and other current assets        777,873         814,864
                                              ------------   --------------

      Total current assets. . . . . . . . .      8,025,421       9,541,964
                                              ------------   --------------
PROPERTY AND EQUIPMENT
  Facsimile and business center equipment        4,190,900       4,252,306
  Machinery and equipment . . . . . . . . .        536,661         526,628
  Furniture and fixtures  . . . . . . . . .        243,214         241,388
  Computer equipment. . . . . . . . . . . .        210,894         210,706
  Leasehold improvements. . . . . . . . . .        181,276         181,276
  Vehicles. . . . . . . . . . . . . . . . .         46,262          46,262
                                              ------------   --------------
                                                 5,409,207       5,458,566
  Less accumulated depreciation and
    amortization. . . . . . . . . . . . . .     (2,018,318)     (1,866,068)
                                              ------------   --------------
      Net property and equipment. . . . . .      3,390,889       3,592,498
                                              ------------   --------------
OTHER ASSETS
  Deferred financing costs, net . . . . . .        200,475         274,231
  Other . . . . . . . . . . . . . . . . . .          9,146          18,436
                                              ------------   --------------
      Total other assets. . . . . . . . . .        209,621         292,667
                                              ------------   --------------
TOTAL ASSETS. . . . . . . . . . . . . . . .   $ 11,625,931   $  13,427,129
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

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value;
    1,000,000 shares authorized; 120,588
    Class A issued and outstanding;
    liquidation preference of $633,087 .          120,588         120,588
  Common stock - $0.01 par value;
    50,000,000 shares authorized; 8,235,820
    (unaudited) and 8,198,197 shares
    issued and outstanding at March 31, 2001
    and December 31, 2000, respectively            82,358          81,982
  Additional paid-in capital . . . . . .       14,466,237      14,457,207
  Accumulated deficit  . . . . . . . . .      (10,032,268)     (9,899,917)
                                            --------------  --------------
      Total stockholders' equity . . . .        4,636,915       4,759,860
                                            --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  11,625,931   $  13,427,129
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

NOTE E - SEGMENTS

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                     -------------------------------------------------------
                                                Three Months Ended March 31, 2001
                                     -------------------------------------------------------
                                                       Battery and
                                      Facsimile &      Electronic
                                     Business Center     Sales      Adjustment  Consolidated
                                     ---------------  ------------  ----------  ------------
Revenue                              $ 1,394,618      $ 5,474,789   $       -   $ 6,869,407
Depreciation and amortization            188,445           23,168       1,272       212,885
Segment profit (loss)                   (350,994)         210,111      17,938     (122,945)
Segment assets                         4,752,497        6,854,417      19,017    11,625,931
Capital expenditures by segment            7,817            3,459           -        11,276

                                     -------------------------------------------------------
                                                Three Months Ended March 31, 2000
                                     -------------------------------------------------------
                                                      Battery and
                                       Facsimile &     Electronic
                                     Business Center     Sales      Adjustment  Consolidated
                                     ---------------  ------------  ----------  ------------

Revenue                              $ 1,952,505      $ 3,689,554   $       -   $ 5,642,059
Depreciation and amortization            242,077           17,669         777       260,523
Segment profit (loss)                   (109,218)        (271,784)    518,872       137,870
Segment assets (as restated)           6,091,601        5,262,891     293,794    11,648,286
Capital expenditures by segment          123,761           31,753       3,182       158,696

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

Revenues

For the three month period ended March 31, 2001, Tech Electro Industries had consolidated revenues of $6,869,407 compared to $5,642,059 for the similar period ended March 31, 2000, an increase of $1,227,348.

Universal Battery and AlphaNet had revenues of $5,474,789 and $1,394,618 for the three month period ended March 31, 2001, respectively, compared to revenues of $3,689,554 and $1,952,505 for the similar period in 2000, respectively. The $1,785,235 in increased Universal Battery revenues is largely attributable to the increase in sales of battery and battery related products to the primary markets serviced by Universal Battery. Specifically, direct shipping sales accounted for approximately $910,284 or 51.0% of the increase. Batteries sold to the medical industry represented $318,783 or 17.86% of Universal Battery increased revenues. $556,168 or 31.15% related to new business growth in both industrial and consumer batteries. AlphaNet's decrease in revenues of $557,887 is largely attributable to the continued decline in facsimile usage by hotel guests as well as the declining installation base of InnFax machines in North America. Revenues generated from AlphaNet's The Office product for the three months ended March 31, 2001 remained flat in comparison to the same period in 2000. However, sales of AlphaNet's InnPhone product increased by 48.9% to $111,633 during the first quarter of 2001 in comparison to $74,965 in revenues during the same period in 2000.

Cost Of Revenues

For the three month period ended March 31, 2001, Tech Electro Industries' consolidated cost of revenues increased to $4,797,416 compared to cost of revenues of $3,299,063 for the similar period in 2000, an increase of $1,498,353.

Universal Battery's and AlphaNet's cost of revenues totaled $4,430,733 and $366,683 for the three month period ended March 31, 2001, compared to $2,892,601 and $406,462 the similar period in 2000, respectively. Increased revenues at Universal Battery during the three month period ended March 31, 2001 compared to the similar period in 2000, resulted in an increase in the cost of revenues during the three month period ended March 31, 2001 compared to the similar period in 2000. Cost of revenues as a percentage of revenues for Universal Battery increased to 80.90% compared to 78.40% for the similar period in 2000. This increase is attributable mainly to lowering prices to Schumacher Electric, which is Universal Battery's largest account and a high volume and direct shipping customer. Direct services costs as a percentage of service revenues for AlphaNet increased to 26.29% compared to 20.82% for the three month period ending March 31, 2001 and 2000, respectively. The increase is largely attributable to the decline in InnFax usage by hotel guests. These costs are relatively fixed in nature and thus have not decreased significantly as revenue has decreased.

Operating Expenses

For the three month period ended March 31, 2001, Tech Electro Industries' consolidated operating expenses, consisting of selling, general and administrative, depreciation and amortization expenses decreased to $1,873,704 compared to $2,033,231 for the similar period in 2000, a decrease of $159,527.

Universal Battery's, AlphaNet's, and Tech Electro Industries' selling, general and administrative expenses totaled $671,691, $848,571 and $140,557, respectively for the three month period ended March 31, 2001, compared to $621,101, $1,007,072 and $144,535 for the similar period in 2000, respectively. The increase in Universal Battery's selling, general and administrative expenses in 2001 is due to increases in advertising, travel costs and wages. The decrease in AlphaNet's selling, general and administrative expenses is largely attributable to the decrease in personnel, which decreased wages and bonuses. A reduction in recruiting expenses also contributed to the decrease. Tech Electro Industries' selling, general and administrative expenses remained virtually the same for the three month period ending March 31, 2001 and 2000.

For the three month period ended March 31, 2001, Tech Electro Industries' consolidated depreciation expense was $212,885 compared to $260,523 for the similar period in 2000, a decrease of $47,638. The decrease is largely due to a portion of the AlphaNet facsimile equipment in hotels becoming fully depreciated.

Interest Expense

For the three month period ended March 31, 2001, Tech Electro Industries, on a consolidated basis, incurred $249,253 in interest expense compared to $283,981 for the similar period in 2000, a decrease of $34,728. The decrease is primarily due to the decrease of $67,658 in the amortization of deferred financing costs for the period ended March 31, 2001 compared to the similar period in 2000. This decrease is offset by the increased interest expense related to the increased borrowings under the Universal Battery line of credit.

Liquidity

Tech Electro Industries had cash and cash equivalents on a consolidated basis of $723,621 and $695,090 at March 31, 2001 and 2000, respectively. On March 31, 2001 Universal Battery had $46,939 available for borrowing under its line of credit.

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

Net cash used by investing activities for the three month period ended March 31, 2001, was $13,058 compared to $123,623 for the similar period in 2000. The majority of the decrease was caused by the purchase of new property and equipment in 2000.

Net cash used by financing activities for the three month period ended March 31, 2001 was $324,450 compared to cash provided of $174,130 for the similar period in 2000. The net cash used by financing activities for the three months ended March 31, 2001 comprised of payments on the Universal Battery line of credit and long term debt. The net cash provided by financing activities for the three months ended March 31, 2000 was activity on the line of credit and proceeds of $500,000 received on the Caspic loan.

Universal Battery has a $3,000,000 line of credit with a financial institution, payable on demand, with interest payable monthly at prime plus 2%, maturing August 2002. The line of credit is secured by accounts receivable, inventories and equipment of Universal Battery. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal Battery's eligible accounts receivable and 50% of eligible inventory. On March 31, 2001, $2,388,477 of the line of credit was outstanding, while $46,939 remained available for borrowings under the line of credit.

As of March 31, 2001, AlphaNet has notes payable to financing companies with balances of $2,167,140, net of unamortized discount of $38,060. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of March 31 and May 31, 2001, we owe $1,343,800 in principal on this note. Accrued interest is paid through May 31, 2001. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of March 31 and May 31, 2001, we owe $861,400 in principal on this note. Accrued interest is paid through May 31, 2001. These notes, which have an interest rate of 20.5%, mature on October 21, 2001. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Tech Electro Industries.

Tech Electro Industries currently has a $500,000 note at a 12% per annum interest rate payable on September 10, 2001 to Caspic International, Inc. of which William Tan is an officer, director and shareholder. As of March 31 and May 31, 2001, we owe $500,000 in principal. As of May 31, 2001, we owe $15,000 accrued interest on this note.

We are seeking alternative sources of financing to repay the said Appel, AHS Funding and Caspic notes. These lenders have not indicated whether they will refinance these loans. We have applied for loans from traditional lenders, but to date have been unable to secure acceptable loan terms or terms with which we can comply. To date, we have been unsuccessful in securing any alternative financing.

Tech Electro Industries believes that cash provided by its operations and cash available under the Universal Battery line of credit will be sufficient to meets its operational needs over the next year. However, it will not be sufficient to retire the said Appel, AHS Funding and Caspic indebtedness.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

None.








                                    Signature
                                    ---------

     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment Number 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Tech Electro Industries, Inc.
                                      -----------------------------


Date: August 6, 2001                   /s/  Julie  Sansom-Reese
                                       --------------------------------
                                       Julie  Sansom-Reese
                                       Chief Financial Officer