Form 10QSB
period 2001-06-30
TECH ELECTRO INDUSTRIES INC/TX
filed 2001-08-13
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

     Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

     As of June 30, 2001, 8,282,432 shares of Common Stock were outstanding.

                                      INDEX



                                                                      Page
PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets at June 30, 2001 (unaudited)
   and December 31, 2000................................................3

   Consolidated Statements of Operations for the periods
   ended June 30, 2001 and 2000 (unaudited).............................5

   Consolidated Statements of Cash Flows for the periods ended
   June 30, 2001 and 2000 (unaudited)...................................7

   Notes to Consolidated Financial Statements...........................9

Item 2.  Management's Discussion and Analysis or Plan of Operation.....11

PART II - Other Information............................................16

   Item 1.  Legal Proceedings..........................................16

   Item 2.  Changes in Securities......................................16

   Item 3.  Defaults Upon Senior Securities............................16

   Item 4.  Submission of Matters to a Vote of Securities Holders......16

   Item 5.  Other Information..........................................16

   Item 6.  Exhibits and Reports on Form 8-K...........................16

Signature..............................................................17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                  (Unaudited)      December 31,
                                                 June 30, 2001        2000
                                                 -------------    -------------
CURRENT ASSETS
     Cash and cash equivalents....................$    410,440    $    839,060
     Certificate of deposit.......................     157,561         153,519
     Accounts receivable trade, net of allowance
        for doubtful accounts of $ 163,202
        (unaudited) and $218,763..................   3,570,601       4,390,700
        Other.....................................      37,457          40,280
     Inventories, net of allowance for
        obsolescence of $341,274(unaudited) and
        $335,274..................................   3,077,901       3,303,541
     Prepaid expenses and other current assets....     952,483         814,864
                                                   -----------     -----------

           Total current assets...................   8,206,443       9,541,964
                                                   -----------     -----------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment......   3,957,516       4,252,306
     Machinery and equipment .....................     557,868         526,628
     Furniture and fixtures.......................     244,483         241,388
     Computer equipment ..........................     214,138         210,706
     Vehicles.....................................      46,262          46,262
     Leasehold improvements.......................     181,276         181,276
                                                   -----------     -----------
                                                     5,201,543       5,458,566
     Less accumulated depreciation and
        amortization..............................  (1,976,871)     (1,866,068)
                                                   -----------     -----------
           Net property and equipment.............   3,224,672       3,592,498
                                                   -----------     -----------

OTHER ASSETS
     Deferred financing costs, net................     126,718         274,231
     Other........................................       6,628          18,436
                                                   -----------     -----------
           Total other assets.....................     133,346         292,667
                                                   ----------      -----------
TOTAL ASSETS......................................$ 11,564,461    $ 13,427,129
                                                   ==========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   (Unaudited)     December 31,
                                                  June 30, 2001        2000
                                                  -------------    ------------
CURRENT LIABILITIES
     Line of credit...............................$  1,575,613     $ 2,617,720
     Current portion of long-term debt............   2,865,614       2,894,990
     Accounts payable.............................   2,111,057       2,426,417
     Accrued liabilities..........................     541,297         629,276
     Other current liabilities....................       9,200           9,200
                                                    ----------      ----------
            Total current liabilities.............   7,102,781       8,577,603
                                                    ----------      ----------

LONG-TERM DEBT, less current portion..............      30,142          89,666
                                                     ---------      ----------
            Total liabilities.....................   7,132,923       8,667,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock - $1.00 par value; 1,000,000
        shares authorized; 120,588 Class A issued
        and outstanding; liquidation preference
        of $633,087...............................     120,588         120,588
     Common stock - $0.01 par value; 50,000,000
        shares authorized; 8,282,432(unaudited)and
        8,198,197 shares issued and outstanding
        at June 30, 2001 and December 31, 2000,
        respectively..............................      82,824          81,982
     Additional paid-in capital...................  14,468,674      14,457,207
     Accumulated deficit.......................... (10,240,548)     (9,899,917)
                                                    ----------      ----------
            Total stockholders' equity............   4,431,538       4,759,860
                                                    ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........$ 11,564,461     $13,427,129
                                                    ==========      ==========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods Ended June 30, 2001 and 2000
                                   (Unaudited)

                                           Three Months Ended June 30,     Six Months Ended June 30,
                                            ------------------------       ------------------------
                                               2001           2000            2001          2000
REVENUES                                    ---------      ---------       ----------    ----------
     Sales.................................$4,542,533     $3,398,409      $10,017,322   $ 7,087,963
     Service revenue....................... 1,262,890      2,334,492        2,657,508     4,286,997
                                            ---------      ---------       ----------    ----------
                                            5,805,423      5,732,901       12,674,830    11,374,960

COST OF REVENUES
     Cost of goods sold.................... 3,692,347      2,726,311        8,123,080     5,618,912
     Direct servicing costs................   233,696        767,377          600,379     1,173,839
                                            ---------      ---------       ----------    ----------
                                            3,926,043      3,493,688        8,723,459     6,792,751
                                            ---------      ---------       ----------    ----------
GROSS PROFIT............................... 1,879,380      2,239,213        3,951,371     4,582,209

OPERATING EXPENSES
     Selling, general and administrative... 1,553,464      2,041,991        3,214,283     3,814,699
     Depreciation and amortization of
         property and equipment............   209,667        154,382          422,552       414,905
                                            ---------      ---------        ---------    ----------
                                            1,763,131      2,196,373        3,636,835     4,229,604
                                            ---------      ---------        ---------    ----------
INCOME FROM OPERATIONS                        116,249         42,840          314,536       352,605

OTHER INCOME (EXPENSES)
     Interest income.......................     1,978          3,753            5,628        11,721
     Interest expense......................  (232,729)      (150,706)        (481,981)     (434,687)
     Amortization of deferred financing
        costs..............................   (73,756)      (205,143)        (147,513)     (278,899)
     Lawsuit settlement....................         -              -                -      (400,086)
     Other.................................    (7,119)        86,997           (8,992)       96,207
                                            ---------      ---------        ----------    ---------
                                             (311,626)      (265,099)        (632,858)   (1,005,744)
                                            ---------      ---------        ----------    ---------
LOSS BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY GAIN.................  (195,377)      (222,259)        (318,322)     (653,139)

PROVISION FOR INCOME TAXES.................         -             -                -               -
                                            ---------      ---------        ---------     ---------
LOSS BEFORE EXTRAORDINARY GAIN.............  (195,377)      (222,259)        (318,322)     (653,139)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   -Continued-

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                  For the Periods Ended June 30, 2001 and 2000
                                   (Unaudited)

                                           Three Months Ended June 30,     Six Months Ended June 30,
                                            ------------------------       ------------------------
                                               2001           2000            2001          2000
                                            ---------      ---------       ----------    ----------
EXTRAORDINARY GAIN.........................         -              -                -       568,750
                                            ---------      ---------       ----------    ----------
NET LOSS...................................$ (195,377)    $ (222,259)     $  (318,322)  $   (84,389)
                                            =========      =========       ==========    ==========
Net loss attributable to common
     Stockholders..........................$ (208,280)    $ (233,527)        (340,631)  $  (108,092)
                                            =========      =========       ==========    ==========
Basic and diluted net loss before
     extraordinary gain per share
     attributable to common shareholders...$    (0.03)    $    (0.03)     $     (0.04)  $     (0.08)

Basic and diluted extraordinary gain per
     share attributable to common
     shareholders..........................         -              -                -          0.07
                                            ---------      ---------       ----------    ----------
Basic and diluted net loss
     per share attributable to common
     shareholders..........................$    (0.03)    $    (0.03)     $     (0.04)  $     (0.01)
                                            =========      =========       ==========    ==========
Number of weighted-average shares of
     common stock outstanding (basic
     and diluted).......................... 8,248,024      7,694,004        8,226,511     7,904,323
                                            =========      =========       ==========    ==========















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS For The Six Month
                      Periods Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                             2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES                     ----------- -----------
Net loss                                                 $ (318,322) $  (84,389)
Adjustments to reconcile net loss to net
   cash provided by (used by) operating activities:
     Common stock issued for compensation...............          -     (45,000)
     Common stock returned recorded as other income.....    (10,000)          -
     Depreciation and amortization of property
        and equipment...................................    422,552     414,905
     Provision for bad debts............................    (55,561)    (16,170)
     Provision for obsolete inventory...................      6,000       6,000
     Extraordinary gain on note retirement..............          -    (568,750)
     Amortization of debt discount......................     32,622      32,622
     Amortization of deferred financing costs...........    147,513     278,899
     Change in operating assets and liabilities
           Accounts receivable - trade..................    875,660     250,065
           Accounts receivable - other..................      2,823      40,956
           Inventories..................................    219,640    (125,242)
           Prepaid expenses and other current assets....   (137,619)   (199,099)
           Other assets.................................     11,808       9,661
           Accounts payable.............................   (315,360)   (395,040)
           Accrued liabilities..........................    (87,979)   (111,435)
                                                         -----------  ----------
Net cash provided by (used by) operating activities.....    793,777    (512,017)
                                                         -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment..................    (54,726)   (300,021)
   Proceeds on sale of property and equipment...........          -      76,031
   Payments received on notes receivable................          -     101,562
   Write-off of notes receivable........................          -      80,146
   Increase in certificate of deposit...................     (4,042)     (5,292)
                                                         -----------  ----------
Net cash used by investing activities...................    (58,768)    (47,574)
                                                         -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit....................... (1,042,107)    682,980
   Repayment of long-term debt..........................   (121,522)   (670,017)
   Proceeds from long-term debt.........................          -     500,000
                                                         -----------  ----------
Net cash provided by (used by) financing activities....  (1,163,629)     512,963
                                                         -----------  ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   -Continued-
                                        7

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
              For The Six Month Periods Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                          2001          2000
                                                       ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS..........      (428,620)      (46,628)

Cash and cash equivalents at beginning
     of period   ..................................       839,060       894,261
                                                       ----------    ----------
Cash and cash equivalents at end of period.........   $   410,440    $  847,633
                                                       ==========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock for
        settlement of note payable.................   $         -    $1,031,250
                                                       ==========    ==========
     Dividends paid through issuance
        of common stock............................   $    22,309    $   23,703
                                                       ==========    ==========
     Issuance of warrants recorded as
        deferred financing costs...................   $         -    $  163,553
                                                       ==========    ==========

     Acquisition of property and equipment
        through capital lease......................   $         -    $   17,288
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the six month period ended June 30, 2001. The results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE B - ORGANIZATION

Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. TEI's subsidiary, Computer Components Corporation ("CCC"), doing business as Universal Battery ("UBC"), stocks and sells electronic components and batteries. Within the battery sales activity, there is significant value added to the batteries in the assembly of batteries into "packs". UBC's battery and electronic components sales are generated by in-house sales staff and sales representatives to customers throughout the United States. TEI's subsidiary, AlphaNet Hospitality Systems, Inc. ("AHS"), provides in-room facsimile and business center services to the hotel industry through licensing agreements. AHS generates revenues from its product line which includes InnFax(R), The Office
TM)and InnPhone. InnFax(R) is a patented in-room facsimile service which offers guests a personal facsimile number and e-mail address to send and receive correspondence during the duration of their stay, as well as facsimile, printing and copying capabilities. The Office (TM), is a full service, credit card activated business center for business travelers staying at hotels. InnPhone is a private labeled product line featuring digital and analog phones distributed by AHS to the hospitality industry.

NOTE C - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss, decreased or increased by the preferred stock dividends of $22,309 and $23,703 for the six month periods ending June 30, 2001 and 2000, respectively by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss adjusted for preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. TEI's common stock equivalents are not included in the diluted loss per share for the six month periods ended June 30, 2001 and 2000 as they are antidilutive.

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                                 Six Months Ended June 30, 2001
                                     -------------------------------------------------------
                                                      Battery and
                                      Facsimile &      Electronic
                                     Business Center     Sales      Adjustment  Consolidated
                                     ---------------  ------------  ----------  ------------
Revenue                              $ 2,657,508      $ 10,017,322  $       -   $ 12,674,830
Depreciation and amortization            372,708            47,300      2,544        422,552
Segment profit (loss)                   (565,958)          244,515      3,121       (318,322)
Segment assets                         4,466,139         7,012,288     86,034     11,564,461
Capital expenditures by segment           39,162            15,564          -         54,726

                                                 Six Months Ended June 30, 2000
                                     -------------------------------------------------------
                                                      Battery and
                                      Facsimile &      Electronic
                                     Business Center     Sales      Adjustment  Consolidated
                                     ---------------  ------------  ----------  ------------
Revenue                              $ 4,286,997      $  7,087,963  $       -   $ 11,374,960
Depreciation and amortization            372,284            40,167      2,454        414,905
Segment profit (loss)                   (113,621)         (284,128)   313,360        (84,389)
Segment assets                         5,849,326         5,277,918     18,590     11,145,834
Capital expenditures by segment          244,588            55,433          -        300,021

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate capital expenditures to reconcile segment balances to consolidated amounts.

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

On April 25, 2001, AHS signed a License Agreement with Trety Ltd. of Hong Kong to market and sell The Office (TM) through its wholly owned subsidiary Trety Hospitality UK Ltd. The License Agreement provides for royalty payments to AHS on sales from Trety Hospitality UK Ltd. The markets covered by this agreement include continental Europe, United Kingdom and The Republic of Ireland. As of the date of this filing, we have recognized no revenues from this License Agreement.

RESULTS OF OPERATIONS

Currently, Tech Electro Industries, Inc.'s ("TEI") operations are conducted through its two wholly-owned subsidiaries, Computer Components Corporation, doing business as Universal Battery Corporation ("UBC"), and AlphaNet Hospitality Systems Inc. ("AHS").

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

Revenues

For the three month period ended June 30, 2001, Tech Electro Industries had consolidated revenues of $5,805,423 compared to $5,732,901 for the similar period ended June 30, 2000, an increase of $72,522 (1.3%).

Universal Battery and AlphaNet had revenues of $4,542,533 and $1,262,890 for the three month period ended June 30, 2001, respectively, compared to revenues of $3,398,409 and $2,334,492 for the similar period in 2000, respectively. The $1,144,124 in increased Universal Battery revenues is largely attributable to the increase in sales of battery and battery related products to the primary markets serviced by Universal Battery. Specifically, direct shipping sales accounted for approximately $436,193 or 38.1% of the increase. Batteries sold to the medical industry represented $456,802 or 39.9% of Universal Battery increased revenues and $251,129 or 22.0% related to new business growth in both industrial and consumer batteries. AlphaNet's decrease in revenues of $1,071,602 is largely attributable to the continued decline in facsimile usage by hotel guests which represents $518,920 of the decrease, as well as, the declining installation base of InnFax machines in North America. Additionally, $380,928 of the decrease is attributable to a decrease of new installations and hardware revenues from 2000. Revenues generated from AlphaNet's The Office product for the three months ended June 30, 2001 remained flat in comparison to the same period in 2000. However, sales of AlphaNet's InnPhone product increased by 96% to $67,691 during the second quarter of 2001 in comparison to $34,600 in revenues during the same period in 2000.

Cost Of Revenues

For the three month period ended June 30, 2001, Tech Electro Industries' consolidated cost of revenues increased to $3,926,043 compared to cost of revenues of $3,493,688 for the similar period in 2000, an increase of $432,355 (12.4%).

Universal Battery's and AlphaNet's cost of revenues totaled $3,692,347 and $233,696 for the three month period ended June 30, 2001, compared to $2,726,311 and $767,377 for the similar period in 2000, respectively. Increased revenues at Universal Battery during the three month period ended June 30, 2001 compared to the similar period in 2000 resulted in an increase in the cost of revenues during the three month period ended June 30, 2001 compared to the similar period in 2000. Cost of revenues as a percentage of revenues for Universal Battery increased to 81.3% compared to 80.2% for the similar period in 2000. This increase is mainly attributable to lowering the prices of goods sold to Universal Battery's largest account Schumacher Electric, which is a high volume and direct shipping customer. Cost of Revenues as a percentage of service revenues for AlphaNet decreased to 18.5% compared to 32.9% for the three month period ending June 30, 2001 and 2000, respectively. The decrease in cost of revenues is primarily a result of a fewer number of new installations and resulting hardware costs, which represents 70% of the decrease in costs of revenues. The remaining decrease in cost of revenues is due to the decrease in direct service related costs. These costs are relatively fixed in nature and thus have not decreased significantly as revenue has decreased.

Operating Expenses

For the three month period ended June 30, 2001, Tech Electro Industries' consolidated operating expenses, consisting of selling, general and administrative and depreciation and amortization expenses decreased to $1,763,131 compared to $2,196,373 for the similar period in 2000, a decrease of $433,242 (19.7%).

Universal Battery's, AlphaNet's, and Tech Electro Industries' selling, general and administrative expenses totaled $693,498, $715,859 and $144,107, respectively for the three month period ended June 30, 2001, compared to $659,150, $1,211,623 and $171,218 for the similar period in 2000, respectively. The increase in Universal Battery's selling, general and administrative expenses in 2001 is due to increases in advertising and wages. The decrease in AlphaNet's selling, general and administrative expenses is largely attributable to the decrease in personnel, which decreased wages and bonuses. A reduction in recruiting expenses also contributed to the decrease. Tech Electro Industries' selling, general and administrative expenses decreased in legal, accounting, consulting and printing costs.

For the three month period ended June 30, 2001, Tech Electro Industries' consolidated depreciation expense was $209,667 compared to $154,382 for the similar period in 2000, an increase of $55,285.

Interest Expense

For the three month period ended June 30, 2001, Tech Electro Industries, on a consolidated basis, incurred $232,729 in interest expense compared to $150,706 for the similar period in 2000, an increase of $82,023 (54.4%). This increase is due to the increased borrowings under the Universal Battery line of credit.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

Revenues

For the six month period ended June 30, 2001, TEI had revenues of $12,674,830 compared to $11,374,960 for the similar period in 2000, an increase of $1,299,870 (11.4%).

The increase in revenues is largely attributable to an increase in sales of UBC to $10,017,322 and AHS to $2,657,508 for the six months ended June 30, 2001 compared to revenues of $7,087,963 and $4,286,997 for the similar period in 2000, respectively. The $2,929,359 in increased Universal Battery revenues is largely attributable to the increase in sales of battery and battery related products to the primary markets serviced by Universal Battery. Specifically, direct shipping sales accounted for approximately $1,346,477 or 46.0% of the increase. Batteries sold to the medical industry represented $775,585 or 26.5%, while the remaining $807,297 or 27.6% represents new business growth in both industrial and consumer batteries. AlphaNet's decrease of $1,629,489 in revenues is attributable to the decline in InnFax usage by hotel guests which represents $1,142,258 of the decrease and the decrease of new installations and hardware sales of $366,520 from 2000. Revenues generated for the year ending June 30, 2001, $232,108 was generated form the Office product compared to $255,425 for the same period in 2000. Also, $179,324 was generated from the InnPhone for the six month period June 30, 2001 compared to $109,565 for the same period in 2000, which represents a 64% increase.

Cost of Revenues

For the six month period ended June 30, 2001, TEI's cost of revenues increased to $8,723,459 compared to $6,792,751 for the similar period in 2000, an increase of $1,930,708 (28.4%).

Universal Battery's and AlphaNet's cost of revenues totaled $8,123,080 and $600,379 for the six month period ended June 30, 2001, compared to $5,618,912 and $1,173,839 the similar period in 2000, respectively. Increased revenues at Universal Battery during the six month period ended June 30, 2001 compared to the similar period in 2000, resulted in an increase in the cost of revenues during the six month period ended June 30, 2001 compared to the similar period in 2000. Cost of revenues as a percentage of revenues for Universal Battery increased to 81.1% compared to 79.3% for the similar period in 2000. This increase is attributable mainly to lowering prices to Schumacher Electric, which is Universal Battery's largest account and a high volume and direct shipping customer. Cost of Revenues as a percentage of service revenues for AlphaNet decreased to 22.6% compared to 27.4% for the six month period ending June 30, 2001 and 2000, respectively. The decrease in cost of revenues is primarily a result of a fewer number of new installations and resulting hardware costs, which represents 60% of the decrease in cost of revenues. The remaining decrease in cost of revenues is due to the decrease in direct service related costs. These costs are relatively fixed in nature and thus have not decreased significantly as revenue has decreased.

Operating Expenses

For the six month period ended June 30, 2001, TEI's operating expenses, consisting mainly of selling, general and administrative, depreciation and amortization expenses decreased to $3,636,835 compared to $4,229,604 for the similar period in 2000, a decrease of $592,769 (14.0%).

Universal Battery's, AlphaNet's, and Tech Electro Industries' selling, general and administrative expenses totaled $1,365,189, $1,564,430 and $284,664, respectively for the six month period ending June 30, 2001, compared to
$1,280,251,   $2,218,695   and  $315,753   for  the  similar   period  in  2000,
respectively. The increase in Universal Battery's selling, general and administrative expenses in 2001 is due to increases in advertising, travel and wages. The decrease in AlphaNet's selling, general and administrative expenses is largely attributable to the decrease in personnel, which decreased wages and bonuses. A reduction in recruiting expenses and temporary personnel also contributed to the decrease. Tech Electro Industries' selling, general and administrative expenses decreased slightly in legal, accounting, consulting and printing costs.

For the six month period ended June 30, 2001, TEI incurred $422,552 in depreciation and amortization expense compared to $414,905 for the similar period in 2000, an increase of $7,647 (1.8%).

Interest Expense

For the six month period June 30, 2001, TEI incurred $481,981 in interest expense compared to $434,687 during the similar period in 2000, an increase of $47,294 (10.9%). This increase is due to the increased borrowings under the Universal Battery line of credit.

Liquidity

Tech Electro Industries had cash and cash equivalents on a consolidated basis of $410,440 and $847,633 at June 30, 2001 and 2000, respectively.

Net cash provided by operations was $793,777 for the six month period ended June 30, 2001 compared to cash used of $512,017 for the similar period in 2000. The majority of the cash provided during 2001 related to a decrease in accounts receivable of $875,660 and a decrease in inventory of $219,640 offset by the net loss of $318,322 and a decrease in accounts payable and accrued liabilities of $403,339. The 2000 cash used by operating activities results from the net loss of $84,389, the extraordinary gain on note retirement of $568,750, an increase in inventory of $125,242, an increase in prepaid expense and other current assets of $199,099 and a decrease in accounts payable and accrued liabilities of $506,475 offset by a decrease in accounts receivable of $250,065.

Net cash used by investing activities for the six month period ended June 30, 2001, was $58,768 compared to $47,574 for the similar period in 2000. The majority of this amount resulted from purchases of property and equipment during the six month period ended June 30, 2001. This amount primarily resulted from net purchases of property and equipment of $223,990 less payments received and write-offs of notes receivables of $181,708 during the six month period ended June 30,2000.

Net cash used by financing activities for the six month period ended June 30, 2001 was $1,163,629 compared to cash provided of $512,963 for the similar period in 2000. The net cash used by financing activities for the six months ended June 30, 2001 comprised of net payments of $1,042,107 on the Universal Battery line of credit and repayments of long-term debt of $121,522. The net cash provided by financing activities for the six months ended June 30, 2000 was net borrowings on the line of credit of $682,980, repayment of long-term debt of $670,017 and proceeds of $500,000 received on the Caspic loan.

Universal Battery has a $3,000,000 line of credit with a financial institution, payable on demand, with interest payable monthly at prime plus 2%, maturing August 2002. The line of credit is secured by accounts receivable, inventories and equipment of Universal Battery. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal Battery's eligible accounts receivable and 50% of eligible inventory. On June 30, 2001, $1,575,613 of the line of credit was outstanding, while $1,207,323 remained available for borrowings under the line of credit.

As of June 30, 2001, AlphaNet has notes payable to financing companies with balances of $2,183,451, net of unamortized discount of $21,749. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of June 30, we owe $1,343,800 in principal on this note. Accrued interest is paid through June 30, 2001. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder of Tech Electro Industries, is the principal shareholder. As of June 30, 2001, we owe $861,400 in principal on this note. These notes have an interest rate of 20.5%, mature on October 21, 2001 and are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Tech Electro Industries.

Tech Electro Industries currently has a $500,000 note at a 12% per annum interest rate payable on September 10, 2001 to Caspic International, Inc. of which William Tan is an officer, director and shareholder. As of June 30, 2001, we owe $500,000 in principal. As of June 30, 2001, we owe $20,000 accrued interest on this note. As of July 31, 2001 the accrued interest has been paid in full.

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


                                       Tech Electro Industries, Inc.
                                       -----------------------------


Date: August 13, 2001                  /s/  Julie Sansom-Reese
                                       --------------------------------
                                       Chief Financial Officer