Form 10QSB
period 2001-09-30
TECH ELECTRO INDUSTRIES INC/TX
filed 2001-11-13
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

        275 North Franklin Turnpike, Suite 230, Ramsey, New Jersey 07446
        ----------------------------------------------------------------
                     (Address of principal executive office


                                 (201) 760-9900
                          ----------------------------
                           (Issuer's telephone number)

     Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

     As  of  September  30,  2001,  8,327,653,   shares  of  Common  Stock  were
outstanding.

                                      INDEX


                                                                      Page

PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets at September 30, 2001 (unaudited)
   and December 31, 2000................................................3

   Consolidated Statements of Operations for the periods
   ended September 30, 2001 and 2000 (unaudited)........................5

   Consolidated Statements of Cash Flows for the periods ended
   September 30, 2001 and 2000 (unaudited)..............................7

   Notes to Consolidated Financial Statements...........................9

Item 2.  Management's Discussion and Analysis or Plan of Operation.....10

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

Signature..............................................................17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                   (Unaudited)
                                                  September 30,    December 31,
                                                      2001             2000
                                                  -------------   -------------
CURRENT ASSETS
     Cash and cash equivalents....................$    739,022    $    839,060
     Certificate of deposit.......................     159,490         153,519
     Accounts receivable trade, net of allowance
        for doubtful accounts of $130,218
        (unaudited) and $218,763..................   4,452,373       4,390,700
        Other.....................................      33,823          40,280
     Inventories, net of allowance for
        obsolescence of $344,274(unaudited) and
        $335,274..................................   3,240,000       3,303,541
     Prepaid expenses and other current assets....     949,295         814,864
                                                   -----------     -----------

           Total current assets...................   9,574,003       9,541,964
                                                   -----------     -----------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment......   3,771,267       4,252,306
     Machinery and equipment .....................     559,631         526,628
     Furniture and fixtures.......................     246,733         241,388
     Computer equipment ..........................     215,396         210,706
     Vehicles.....................................      46,262          46,262
     Leasehold improvements.......................     181,276         181,276
                                                   -----------     -----------
                                                     5,020,565       5,458,566
     Less accumulated depreciation and
        amortization..............................  (1,987,030)     (1,866,068)
                                                   -----------     -----------
           Net property and equipment.............   3,033,535       3,592,498
                                                   -----------     -----------

OTHER ASSETS
     Deferred financing costs, net................      52,962         274,231
     Other........................................       4,951          18,436
                                                   -----------     -----------
           Total other assets.....................      57,913         292,667
                                                   -----------     -----------
TOTAL ASSETS......................................$ 12,665,451    $ 13,427,129
                                                   ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   (Unaudited)
                                                  September 30,    December 31,
                                                      2001             2000
                                                  -------------    ------------
CURRENT LIABILITIES
     Line of credit...............................$  1,740,511     $ 2,617,720
     Current portion of long-term debt............   2,871,201       2,894,990
     Accounts payable.............................   2,460,448       2,426,417
     Accrued liabilities..........................     957,818         629,276
     Other current liabilities....................       9,200           9,200
                                                    ----------      ----------
            Total current liabilities.............   8,039,178       8,577,603
                                                    ----------      ----------

LONG-TERM DEBT, less current portion..............      13,608          89,666
                                                     ---------      ----------
            Total liabilities.....................   8,052,786       8,667,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock - $1.00 par value;  1,000,000
     shares  authorized; 120,588 Class A issued and
     outstanding; liquidation preference
     of $633,087..................................     120,588         120,588
     Common stock - $0.01 par value; 50,000,000
        shares authorized; 8,327,653(unaudited)and
        8,198,197 shares issued and outstanding at
        September 30, 2001 and December 31, 2000,
        respectively..............................      83,277          81,982
     Additional paid-in capital...................  14,481,335      14,457,207
     Accumulated deficit.......................... (10,072,535)     (9,899,917)
                                                    ----------      ----------
            Total stockholders' equity............   4,612,665       4,759,860
                                                    ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........$ 12,665,451     $13,427,129
                                                    ==========      ==========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Periods Ended September 30, 2001 and 2000
                                   (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                 September 30,                   September 30,
                                            ------------------------       ------------------------
                                               2001           2000            2001          2000
REVENUES                                    ---------      ---------       ----------    ----------
     Sales.................................$8,572,789     $5,400,148      $18,590,111   $12,796,916
     Service revenue.......................   973,453      1,593,432        3,630,962     5,571,624
                                            ---------      ---------       ----------    ----------
                                            9,546,242      6,993,580       22,221,073    18,368,540

COST OF REVENUES
     Cost of goods sold.................... 7,052,155      4,327,867       15,175,235    10,012,853
     Direct servicing costs................   181,412        332,885          781,790     1,440,650
                                            ---------      ---------       ----------    ----------
                                            7,233,567      4,660,752       15,957,025    11,453,503
                                            ---------      ---------       ----------    ----------
GROSS PROFIT............................... 2,312,675      2,332,828        6,264,048     6,915,037

OPERATING EXPENSES
     Selling, general and administrative... 1,626,551      1,625,196        4,840,834     5,408,701
     Depreciation and amortization of
         property and equipment............   206,037        215,145          628,587       630,050
                                            ---------      ---------        ---------    ----------
                                            1,832,588      1,840,341        5,469,421     6,038,751
                                            ---------      ---------        ---------    ----------
INCOME FROM OPERATIONS                        480,087        492,487          794,627       876,286

OTHER INCOME (EXPENSES)
     Interest income.......................     1,964          4,456            7,592        16,177
     Interest expense......................  (222,543)      (246,768)        (704,524)     (648,831)
     Amortization of deferred financing
        costs..............................   (73,756)      (102,649)        (221,269)     (445,366)
     Lawsuit settlement....................         -       (199,000)               -      (549,086)
     Other.................................    (4,627)        29,902          (13,621)       76,109
                                            ---------      ---------        ----------    ---------
                                             (298,962)      (514,059)        (931,822)   (1,550,997)
                                            ---------      ---------        ----------    ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
    TAXES AND EXTRAORDINARY GAIN...........   181,125        (21,572)        (137,195)     (674,711)

PROVISION FOR INCOME TAXES.................         -             -                -              -
                                            ---------      ---------        ---------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN....   181,125        (21,572)        (137,195)     (674,711)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   -Continued-

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                For the Periods Ended September 30, 2001 and 2000
                                   (Unaudited)

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                   September 30,
                                            ------------------------       ------------------------
                                               2001           2000            2001          2000
                                            ---------      ---------       ----------    ----------
EXTRAORDINARY GAIN.........................         -              -                -       568,750
                                            ---------      ---------       ----------    ----------
NET INCOME (LOSS).......................... $ 181,125    $   (21,572)     $  (137,195)  $  (105,961)
                                            =========      =========       ==========    ==========
Net income (loss) attributable to common
     shareholders...........................$ 168,011    $   (32,859)     $  (172,618)  $  (140,952)
                                            =========      =========       ==========    ==========
Basic and diluted net income (loss)
     before extraordinary gain per share
     attributable to common shareholders....$    0.02    $      0.00      $     (0.02)  $     (0.09)

Basic and diluted extraordinary gain per
     share attributable to common
     shareholders..........................         -              -                -          0.07
                                            ---------      ---------       ----------    ----------
Basic and diluted net income (loss)
     per share attributable to common
     shareholders.......................... $    0.02    $      0.00      $     (0.02)  $     (0.02)
                                            =========      =========       ==========    ==========
Number of weighted-average shares of
     common stock outstanding (basic
     and diluted).......................... 8,297,506      8,128,730        8,250,238     7,979,526
                                            =========      =========       ==========    ==========














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For The Nine Month
                    Periods Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                             2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES                     ----------- -----------
Net loss                                                 $ (137,195) $ (105,961)
Adjustments to reconcile net loss to net
   cash provided by (used by) operating activities:
     Common stock issued for compensation...............          -     (45,000)
     Common stock returned recorded as other income.....    (10,000)          -
     Depreciation and amortization of property
        and equipment...................................    628,587     630,050
     Provision for bad debts............................    253,616     353,976
     Provision for obsolete inventory...................      9,000    (194,549)
     Extraordinary gain on note retirement..............          -    (568,750)
     Amortization of debt discount......................     48,933      48,933
     Amortization of deferred financing costs...........    221,269     445,366
     Change in operating assets and liabilities
           Accounts receivable - trade..................   (315,289) (1,801,922)
           Accounts receivable - other..................      6,457       5,475
           Inventories..................................     54,541    (166,318)
           Prepaid expenses and other current assets....   (134,431)   (105,390)
           Other assets.................................     13,485       9,944
           Trade accounts payable.......................     34,031     509,422
           Accrued liabilities..........................    328,542    (362,253)
                                                         -----------  ----------
Net cash provided by (used by) operating activities.....  1,001,546  (1,346,977)
                                                         -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment..................    (69,624)   (367,285)
   Proceeds on sale of property and equipment...........          -      76,031
   Payments received on notes receivable................          -     102,762
   Write-off of notes receivable........................          -      80,146
   Increase (decrease)in certificate of deposit.........     (5,971)    108,980
                                                         -----------  ----------
Net cash provided by (used by) investing activities.....    (75,595)        634
                                                         -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit.......................   (877,209)  1,328,222
   Repayment of long-term debt..........................   (148,780)   (742,631)
   Proceeds from long-term debt.........................          -     500,000
                                                         -----------  ----------
Net cash provided by (used by) financing activities....  (1,025,989)  1,085,591
                                                         -----------  ----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   -Continued-

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                               For The Nine Month
                    Periods Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                             2001        2000
                                                         ----------- -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS............... $ (100,038) $ (260,752)

Cash and cash equivalents at beginning
     of period..........................................    839,060     894,261
                                                         -----------  ----------
Cash and cash equivalents at end of period.............. $  739,022  $  633,509
                                                          ==========  ==========



SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock for
        settlement of note payable........................ $      -  $1,031,250
                                                          ==========  ==========
     Dividends paid through issuance
        of common stock................................... $ 35,423  $   34,991
                                                          ==========  ==========
     Issuance of warrants recorded as
        deferred financing costs.......................... $      -  $  163,553
                                                          ==========  ==========
     Acquisition of property and equipment
        through capital lease............................. $      -  $   17,288
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the nine month period ended September 30, 2001. The results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE B - ORGANIZATION

Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. TEI's subsidiary, Computer Components Corporation ("CCC"), doing business as Universal Battery ("UBC"), stocks and sells electronic components and batteries. Within the battery sales activity, there is significant value added to the batteries in the assembly of batteries into "packs". UBC's battery and electronic components sales are generated by in-house sales staff and sales representatives to customers throughout the United States. TEI's subsidiary, AlphaNet Hospitality Systems, Inc. ("AHS"), provides in-room facsimile and business center services to the hotel industry through licensing agreements. AHS generates revenues from its product line which includes InnFax(R), The Office
(TM)and InnPhone. InnFax(R) is a patented in-room facsimile service which offers guests a personal facsimile number and e-mail address to send and receive correspondence during the duration of their stay, as well as facsimile, printing and copying capabilities. The Office (TM), is a full service, credit card activated business center for business travelers staying at hotels. InnPhone is a private labeled product line featuring digital and analog phones distributed by AHS to the hospitality industry.

NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased or increased by the preferred stock dividends of $35,423 and $34,991 for the nine month periods ending September 30, 2001 and 2000, respectively by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) adjusted for preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding, if dilutive, for the period.

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                            Nine Months Ended September 30, 2001
                                    -------------------------------------------------------
                                                      Battery and
                                      Facsimile &      Electronic
                                     Business Center     Sales      Adjustment  Consolidated
                                     ---------------  ------------  ----------  ------------
Revenue                              $ 3,630,962      $ 18,590,111  $        -  $ 22,221,073
Depreciation and amortization            553,131            71,640       3,816       628,587
Segment profit (loss)                   (882,274)          690,247      54,832      (137,195)
Segment assets                         4,105,926         8,774,991    (215,466)   12,665,451
Capital expenditures by segment           50,046            19,578           -        69,624

                                              Nine Months Ended September 30, 2000
                                     -------------------------------------------------------
                                                      Battery and
                                      Facsimile &      Electronic
                                     Business Center     Sales      Adjustment  Consolidated
                                     ---------------  ------------  ----------  ------------
Revenue                              $ 5,571,624      $ 12,796,916  $        -  $ 18,368,540
Depreciation and amortization            563,630            62,657       3,763       630,050
Segment profit (loss)                   (343,696)           (6,235)    243,970      (105,961)
Segment assets                         4,047,457         7,045,049   1,296,023    12,388,529
Capital expenditures by segment          249,570           113,176       4,539       367,285

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

Revenues

For the three month period ended September 30, 2001, TEI had consolidated revenues of $9,546,242 compared to $6,993,580 for the similar period ended September 30, 2000, an increase of $2,552,662 or 36.5%.

UBC and AHS had revenues of $8,572,789 and $973,453 for the three month period ended September 30, 2001, respectively, compared to revenues of $5,400,148 and $1,593,432 for the similar period in 2000, respectively. The $3,172,641 or 58.8% in increased UBC revenues is largely attributable to the increase in sales of battery and battery related products to the primary markets serviced by UBC. Specifically, direct shipping sales accounted for approximately $2,230,357 or 70.3% of the increase. Batteries sold to the medical industry represented $329,927 or 10.4% of UBC's increased revenues and $612,357 or 19.3% related to new business growth in both industrial and consumer batteries. AHS's decrease in revenues of $619,979 or 38.9% is largely attributable to the continued decline in facsimile usage by hotel guests which represents $536,396 or 86.5% of the decrease, as well as, the declining installation base of InnFax machines in North America. Revenues generated from AHS's The Office product for the three months ended September 30, 2001 remained flat in comparison to the same period in 2000. Sales of AHS's InnPhone product decreased by 56% to $19,193 during the third quarter of 2001 in comparison to $43,672 in revenues during the same period in 2000.

Cost Of Revenues

For the three month period ended September 30, 2001, TEI's consolidated cost of revenues increased to $7,233,567 compared to cost of revenues $4,660,752 for the similar period in 2000, an increase of $2,572,815 or 55.2%.

UBC's and AHS's cost of revenues totaled $7,052,155 and $181,412 for the three month period ended September 30,2001, compared to $4,327,867 and $332,885 for the similar period in 2000, respectively. Increased revenues at UBC during the three month period ended September 30, 2001 compared to the similar period in 2000 resulted in an increase in the cost of revenues of $2,724,288 or 62.9%. The cost of revenues, as a percentage of revenues for UBC, increased to 82.3%, compared to 80.1% for the similar period in 2000. This increase is mainly attributable to a reduction of the prices of goods sold to UBC's largest account, Schumacher Electric, which is a high volume and direct shipping customer. The cost of revenues as a percentage of service revenues for AlphaNet decreased to 18.7% compared to 20.9% for the three month period ending September

30, 2001 and 2000, respectively. The decrease in cost of revenues is primarily a result of lower usage and repairs and maintenance on existing fax machines. The remaining decrease in cost of revenues is due to the decrease in direct service related costs. These costs are relatively fixed in nature and thus, have not decreased significantly as revenue has decreased.

Operating Expenses

For the three month period ended September 30, 2001, TEI's consolidated operating expenses, consisting of selling, general and administrative and depreciation and amortization expenses decreased to $1,832,588 compared to $1,840,341 for the similar period in 2000, a decrease of $7,753.

UBC's, AHS's, and TEI's selling, general and administrative expenses totaled $900,539, $592,926 and $133,086 respectively for the three month period ended September 30, 2001, compared to $729,611, $760,604 and $134,981, for the similar period in 2000, respectively. The increase in UBC's selling, general and administrative expenses in 2001 is due to increases in advertising, bad debt, commission and wages. The decrease in AHS's selling, general and administrative expenses is largely attributable to the decrease in personnel, which decreased wages and bonuses. A reduction in recruiting expenses also contributed to the decrease. TEI's selling, general and administrative expenses remained relatively consistent compared to the three month period ending September 30, 2000.

For the three month period ended September 30, 2001, TEI's consolidated depreciation expense was $206,037 compared to $215,145 for the similar period in 2000, a decrease of $9,108

Interest Expense And Financing Fees

For the three-month period ended September 30, 2001, TEI, on a consolidated basis, incurred $222,543 in interest expense compared to $246,768 for the similar period in 2000, a decrease of $24,225 or 9.9%. This decrease is primarily due to lower interest rates in 2001.

Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement. TEI issued warrants to various lenders, which were recorded at fair value using the Black-Scholes model. Amortization of these deferred financing costs was $73,756 and $102,649 for the three month periods ended September 30, 2001 and 2000, respectively. The decrease was caused by a portion of these deferred fees becoming fully amortized during 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

Revenues

For the nine month period ended September 30, 2001, TEI had revenues of $22,221,073 compared to $18,368,540 for the similar period in 2000, an increase of $3,852,533 or 21.0%.

The increase in revenues is comprised of an increase in sales of UBC to $18,590,111 and a decrease in revenues of AHS to $3,630,962 for the nine months ended September 30, 2001 compared to revenues of $12,796,916 and $5,571,624 for the similar period in 2000, respectively. The $5,793,195 or 45.3% in increased UBC revenues is largely attributable to the increase in sales of battery and battery related products to the primary markets serviced by UBC. Specifically, direct shipping sales accounted for approximately $3,553,239 or 61.3% of the increase. Batteries sold to the medical industry represented $1,127,797 or 19.5%, while the remaining $1,112,159 or 19.2% represents new business growth in both industrial and consumer batteries. AHS's decrease of $1,940,662 in revenues is attributable to the decline in InnFax usage by hotel guests which represents $1,605,163 or 82.7% of the decrease and the decrease of new installations and hardware sales of $333,074 or 17.2% from 2000. Additionally, revenues generated for the nine months ended September 30, 2001, are comprised of $368,925 generated from The Office product compared to $387,690 for the same period in 2000. Also, $198,517 was generated from InnPhone sales for the nine month period September 30, 2001 compared to $153,237 for the same period in 2000, which represents a 30% increase.

Cost of Revenues

For the nine month period ended September 30, 2001, TEI had cost of revenues of $15,957,025 compared to $11,453,503 for the similar period in 2000, an increase of $4,503,522 or 39.3%.

UBC's and AHS's cost of revenues totaled $15,175,235 and $781,790 for the nine month period ended September 30, 2001, compared to $10,012,853 and $1,440,650 the similar period in 2000, respectively. Increased revenues at UBC during the nine month period ended September 30, 2001 compared to the similar period in 2000, resulted in an increase of $5,162,382 or 51.6%. The cost of revenues, as a percentage of revenues for UBC, increased to 81.6% compared to 78.2% for the similar period in 2000. This increase is attributable mainly to lowering prices to Schumacher Electric, which is UBC's largest account and a high volume and direct shipping customer. The cost of revenues, as a percentage of service revenues for AHS, decreased to 21.5% compared to 25.9% for the nine month period ending September 30, 2001 and 2000, respectively. The decrease in cost of revenues is primarily a result of a fewer number of new installations and resulting hardware costs, installation costs and freight, which represents 60% of the decrease. The InnFax direct service costs are relatively fixed in nature and thus, have not decreased significantly as revenue has decreased.

Operating Expenses

For the nine month period ended September 30, 2001, TEI's operating expenses, consisting mainly of selling, general and administrative, depreciation and amortization expenses decreased to $5,469,421 compared to $6,038,751 for the similar period in 2000, a decrease of $569,330 or 9.4%.

UBC's, AHS's and TEI's selling, general and administrative expenses totaled $2,265,730, $2,156,957 and $418,147, respectively for the nine month period ending September 30, 2001, compared to $2,009,862, $2,979,299 and $419,540 for the similar period in 2000, respectively. The increase in UBC's selling, general and administrative expenses in 2001 is due to increases in advertising, travel commission and wages. The decrease in AHS's selling, general and administrative expenses is largely attributable to the decrease in personnel, which decreased wages and bonuses. A reduction in the expenses related to recruiting and temporary personnel, in addition to AHS's concerted effort to reduce overhead expenses in light of reduced revenues contributed to the decrease in AHS's selling, general and administrative expenses. TEI's selling, general and administrative expenses decreased slightly for the nine month period ending September 30, 2000.

For the nine month period ended September 30, 2001, TEI incurred $628,587 in depreciation and amortization expense compared to $630,050 for the similar period in 2000, a decrease of $1,463 or 0.2%.

Interest Expense And Financing Fees

For the nine month period September 30, 2001, TEI incurred $704,524 in interest expense compared to $648,831 during the similar period in 2000, an increase of $55,693 or 8.6%. This increase is due to the increased borrowings under the UBC line of credit.

Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement. TEI issued warrants to various lenders, which were recorded at fair value using the Black-Scholes model. Amortization of these deferred financing costs was $221,269 and $445,366 for the nine month periods ended September 30, 2001 and 2000, respectively. The decrease was caused by a portion of these deferred fees becoming fully amortized during 2001.

Extraordinary Gain

During the nine month period ended September 30, 2000, TEI recognized an extraordinary gain of $568,750 from the retirement of the
PricewaterhouseCoopers, Inc. note of $2,100,000 that composed part of the purchase price of the AHS acquisition. The note was paid with $500,000 cash and the issuance of 1,100,000 common shares in February 2000.

Liquidity

TEI had cash and cash equivalents on a consolidated basis of $739,022 and $633,509 at September 30, 2001 and 2000, respectively.

Net cash provided by operations was $1,001,546 for the nine month period ended September 30, 2001 compared to cash used of $1,346,977 for the similar period in 2000. The majority of the cash provided during 2001 related to an increase in accounts receivable of $315,289 and an increase in prepaid expenses and other current assets of $134,431 offset by the net loss of $137,195 and an increase in accounts payable and accrued liabilities of $362,573, depreciation and amortization of $898,789 and the provision for bad debts of $253,616. The 2000 cash used by operating activities results from the net loss of $105,961, the extraordinary gain on note retirement of $568,750, an increase in account receivable trade of $1,801,922, an increase in inventory of $166,318, an increase in prepaid expense and other current assets of $105,390 and less an increase in accounts payable and accrued liabilities of $147,169, depreciation and amortization of $1,124,349 and the provision for bad debts of $353,976.

Net cash  used by the  investing  activities  for the nine  month  period  ended
September 30, 2001, was $75,595 compared to cash provided by investing activities of $634 for the similar period in 2000. During the nine-month period ended September 30, 2001, the majority of this amount resulted from purchases of property and equipment. During the nine-month period ended September 30, 2000, this amount primarily resulted from purchases of property and equipment of $367,285 less payments received and write-offs of notes receivables of $182,908 and increase of certificate of deposit of $108,980.

Net cash used by financing activities for the nine month period ended September 30, 2001 was $1,025,989 compared to cash provided of $1,085,591 for the similar period in 2000. The net cash used by financing activities for the nine months ended September 30, 2001 comprised of net payments of $877,209 on the UBC line of credit and repayments of long-term debt of $148,780. The net cash provided by financing activities for the nine months ended September 30, 2000 was comprised of net borrowings on the line of credit of $1,328,222, repayment of long-term debt of $742,631 and proceeds of $500,000 received on the Caspic loan.

UBC has a $3,000,000 line of credit with a financial institution, payable on demand, with interest payable monthly at prime plus 2%, maturing August 2002.
The line of credit is secured by UBC's accounts receivable, inventory and equipment. Availability under the line of credit is based on a borrowing formula which allows for borrowings equal to 85% of UBC's eligible accounts receivable and 50% of UBC's eligible inventory. On September 30, 2001, $1,740,511 of the line of credit was outstanding, while $1,051,947 remained available for borrowings under the line of credit.

As of September 30, 2001, AHS has notes payable to financing companies with balances of $2,199,762, net of an unamortized discount of $5,438. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. ("Appel") of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of September 30, AHS owes $1,343,800 in principal on this note. Accrued interest is paid through September 30, 2001. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC ("AHS Funding") of which Jenny Jechart, a shareholder of TEI, is the principal shareholder. As of September 30, 2001, AHS owes $861,400 in principal on this note. The above notes, which have an interest rate of 20.5%, matured on October 21, 2001 and are secured by a first lien on all AHS assets and a second lien on all AHS stock owned by TEI. On October 21, 2001, the notes were extended by Appel and AHS Funding for an additional three month term and expire on January 21, 2002.

TEI currently has a $500,000 note at a 12% per annum interest rate payable on December 10, 2001 to Caspic International, Inc. ("Caspic") of which William Tan is an officer, director and shareholder. As of September 30, 2001, we owe $500,000 in principal. As of September 30, 2001, we owe $10,000 accrued interest on this note.

TEI and AHS are seeking alternative sources of financing to repay the said Appel, AHS Funding and Caspic notes. These lenders have agreed to extend the term of each loan by three months from their respective original maturity dates. TEI and AHS have applied for loans from traditional lenders, but have been unable to secure acceptable loan terms or terms with which TEI or AHS can comply with.

TEI believes that cash provided by its operations and cash available under the UBC line of credit will be sufficient to meet its operational needs over the next year. However, it will not be sufficient to retire the said Appel, AHS Funding and Caspic indebtedness.

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


                                       Tech Electro Industries, Inc.
                                       -----------------------------


Date: November 12, 2001                /s/  Julie Sansom-Reese
                                       -----------------------------
                                       Chief Financial Officer