Form 10KSB
period 2001-12-31
TECH ELECTRO INDUSTRIES INC/TX
filed 2002-04-01
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                       or

                   For the Fiscal Year Ended December 31, 2001

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

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenue for Fiscal Year ended December 31, 2001 was $31,173,579.

As of March 18, 2002, 8,403,390 shares of Common Stock outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the OTC Bulletin Board) held by non-affiliates (3,991,441 shares) was approximately $598,717.


DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS HISTORY

         Tech Electro Industries, Inc. ("TEI" or the "Company") was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a Texas corporation. Computer Components Corporation has, since its inception in 1968, operated as a distributor of electronic components and, in 1980, expanded into the battery assembly and distribution business.

         On October 29, 1996, TEI incorporated Universal Battery Corporation, a Texas corporation, for the purpose of expanding into new markets for batteries and battery products. In May 1999, TEI merged Universal Battery Corporation into Computer Components Corporation. Computer Components Corporation does business as Universal Battery Corporation ("UBC").

         On March 19, 1998, TEI completed the acquisition of a controlling interest in US Computer Group, a company that provided a broad range of information technology services and products. On February 25, 1999, Telstar Entertainment, then the second largest shareholder of U S Computer Group, contributed additional capital to US Computer Group through the purchase of additional shares, making Telstar the largest shareholder. Effective February 25, 1999 TEI ceased reporting US Computer Group's financial results in its consolidated financial statements. In March 2000, a US Computer Group bank creditor foreclosed on all of US Computer Group's assets, effectively terminating all of US Computer Group's operations. TEI guaranteed a portion of the US Computer Group bank indebtedness. In this regard, the said bank creditor demanded that TEI pay $361,740 to the bank pursuant to the guarantee and filed suit to enforce its guarantee. TEI settled the suit by paying the bank $199,000. TEI wrote off its entire investment in US Computer Group of $1,671,344. The $1,671,344 includes: $1,000,000 in initial consideration for the purchase of 51% in US Computer Group on March 19, 1998; $472,344 in unpaid loans from TEI to US Computer Group; and $199,000 to settle the claim of the bank creditor.

         On July 15, 1998, TEI entered into an agreement to acquire DenAmerica Corp., the owner and franchiser of the Black-eyed Pea Restaurant chain and a leading franchisee of Denny's restaurants. The deal was never consummated because TEI was unable to secure the necessary financing.

         On August 1, 1998, TEI relocated its executive offices to New York City. On May 26, 2000, TEI's executive offices were relocated to the offices of its subsidiary, AlphaNet Hospitality Systems, in Ramsey, New Jersey.

         On October 26, 1999, TEI completed the acquisition of AlphaNet Hospitality Systems, Inc., ("AHS"). TEI paid a combination of cash, promissory note and assumption of indebtedness for a total consideration value of
$3,500,000. TEI paid $1,400,000 cash that was raised in a private placement through the sale of its common stock and warrants. TEI issued a $2,100,000 non-interest bearing four-month promissory note to the seller as part of the purchase price. TEI acquired AHS to gain an entry into the information technology and Internet related business sector. TEI also believed that the AHS purchase price and terms made for a good investment of TEI's resources.

         On March 8, 2000, TEI paid in full the $2,100,000 note by paying to the seller $500,000 in cash and 1,100,000 shares of its common stock. The $500,000 cash was borrowed from an entity affiliated with TEI's president. See discussion under Certain Relationships and Related Transactions, Page 26.

         TEI would like to develop new products that complement its existing UBC and AHS product lines. However, TEI does not have sufficient capital to devote to research and development of new products. Unless TEI raises additional capital for research and development, TEI will not be able to develop new products.

FUTURE ACQUISITIONS AND VENTURES

         Tech Electro Industries, Inc. believes that shareholder value may be increased through strategic acquisitions and new ventures in the information technology and Internet related business sector. TEI does not have any prospective acquisitions or ventures that it is currently considering. If in the future one does arise, TEI may need to issue additional shares of common stock or borrow funds to make an acquisition or enter into a new venture. If additional shares were issued, present shareholders may suffer dilution of their interest in TEI. TEI cannot assure you that any new venture or new acquisition would be successful. TEI's acquisition of US Computer Group in 1998 resulted in a $1,671,341 write off. In 1998, TEI's attempt to purchase DenAmerica Corp., a restaurant company, was unsuccessful because TEI could not secure the required financing. Even if TEI wished to make a future acquisition or embark on a new venture, it may not be able to raise the capital to do so.


BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

                          UNIVERSAL BATTERY CORPORATION

         Universal Battery Corporation's ("UBC") operations have historically consisted of: (i) sale of battery and battery assembly systems and contract manufacturing or kitting systems; (ii) sale of passive electronic components;
(iii) sale of other products, such as AC transformers, ceramic sound sources, battery chargers, etc. UBC's products are sold to original equipment manufacturers (OEMs) and distributors for use in the manufacture and sale of high-technology products, such as computers, oil field equipment, medical instrumentation, uninterruptible power supply systems, and security equipment among others. UBC is an authorized distributor, on a non-exclusive basis, for two product groupings of Panasonic, USA , Varta, USA and Duracell, USA. Varta, based in Germany, is a manufacturer of battery products. Panasonic is a subsidiary of Matsushita Electric Corp. of Japan. UBC also operates under noncontractual, long-term relationships (many exceeding 10 years) with other vendors located in Taiwan, Hong Kong, China, Korea and Japan from whom it imports non-proprietary electronic components and batteries marketed under its registered trademark, "NIKKO","UBC", "Tech Electro Industries" and, occasionally, under the name of the Asian vendor. UBC has also added, within the last two years, vendors of electro magnetic devices, battery charging and electro mechanical devices from The People's Republic of China.

BATTERIES

         UBC sells and distributes, under agreements with Panasonic and Varta, a broad line of industrial (as opposed to consumer-retail) batteries. The batteries sold and distributed by UBC include sealed lead-acid, nickel-cadmium, lithium, carbon-zinc, nickel metal hydride and alkaline batteries. In addition to the sales of individual batteries, UBC assembles and sells battery packs consisting of assembled groups of batteries combined physically and electrically into a single unit. UBC is a Panasonic authorized modification center and, in that capacity, creates custom-designed battery packs meeting specifications of individual customers. In addition to providing the services necessary to produce battery packs, such as welding and assembly, UBC supplies materials such as wiring, connectors, and casings. Completed battery packs are assembled to order in nearly all instances and UBC maintains little or no inventory of completed packs, although components for assembly of packs are maintained. UBC also offers customers battery packs assembled in China to the customers' specifications. UBC maintains a broad inventory of various sizes of batteries and components utilized in battery package production to serve customer needs for immediate pack design and assembly.

         On November 24, 1998, UBC introduced its "Start'er Up" battery product. Start'er Up is a portable source of 12 volt DC power used primarily as an emergency starting power source for failed automobile and boat batteries. It may also be used to power many accessories, including cellular phones, portable televisions and radios. UBC also has a smaller version of the Start'er Up that UBC calls "Power-Up". At only 12 pounds, Power-Up is just two-thirds the weight of the Start'er-Up product, offering greater handling convenience.

RETAIL OUTLET

         In October 2000, UBC opened its first retail outlet, called Battery World, in Oklahoma City, Oklahoma for the sale of cellular and cordless phone batteries under UBC's private label. UBC's outlet is in a leased facility and contains 1,200 square feet of retail space and 2,000 square feet of warehouse space. This outlet has proven that it works successfully with UBC's business plan and thus, UBC anticipates opening two more outlets in 2002.

         UBC's Oklahoma City facility also serves as a wholesale distribution hub for UBC's line of battery products. UBC projects that the Battery World outlet will generate $750,000 in gross revenues for fiscal year 2002, with average gross margins of 30% compared to a 22% average margins on battery sales. UBC cautions that these are projections and they may not materialize. However, based on one full year of operations, UBC's projections are on target. For the year ended December 31, 2001, Battery World had:


Wholesale revenues                         $538,910
Gross Margins                                 32.6%

Retail Revenues                            $ 80,645
Gross Margins                                 34.7%

CONTRACT MANUFACTURING AND KITTING OPERATIONS

         For the past several years, UBC has sold various types of electronic components to United States-based customers. The components are delivered to the customer's facility in Mexico, where sub-contractors insert these components into parted circuit PC boards to customer specifications. After such assembly, the PC boards are shipped back to the United States for assembly into the customer's final product. These are called kitting operations. To date, revenues from kitting operations have been insignificant. UBC has only one customer for which it performs kitting operations. Because UBC has been unsuccessful in attracting other US based customers to kitting, UBC is not actively seeking new kitting business, but will perform kitting operations upon request of UBC's customers.

ELECTRONIC COMPONENTS

         UBC imports and sells to OEMs and distributors the following electronic components for use in the manufacture, repair and modification of electronic equipment:

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

OTHER PRODUCT SALES

         UBC sells to OEMs and distributors or retail suppliers the following other products:

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

         UBC relies primarily on sales personnel and representatives, and has undertaken only minimal advertising in trade publications. As of March 18, 2002, UBC employed a direct sales force of five field salesmen and five "customer service" representatives.

EQUIPMENT

         UBC owns the majority of the equipment used in its design, manufacturing and assembly operations. This includes specialized equipment such as small electric welders, sonic welders, computer aided design computer programs, computer driven battery analyzers, battery chargers, heat-shrink ovens, strip-chart recorders, timers, multi-meters and hand tools utilized in operations. UBC also owns additional manufacturing equipment capable of automated epoxy dispensing and automated "connector to wire" attachment. UBC leases an insignificant amount of small equipment. UBC owns the computer hardware and software required for its accounting, sales, inventory and management and the office furniture and equipment as necessary to operate its business.

         UBC's equipment consists of readily available items and could be replaced without significant cost or disruption to business activities.

CUSTOMERS

         UBC's customer base is relatively broad. UBC maintains a computer database of over one thousand active and inactive customers, all of whom UBC believes are potential customers for its products. However, one customer, Schumacher Electric Corporation, accounted for 34% of Universal Battery's revenues for fiscal 2000. For fiscal 2001, Schumacher accounted for 36% of UBC's revenues. The loss of Schumacher as a customer would materially decrease UBC's gross sales.

EMPLOYEES

         As of March 18, 2002, UBC's workforce consisted of 35 full time employees. UBC's workforce has remained constant in 2001.

TECHNOLOGY

         UBC's electronic products are all relatively low technology. UBC believes that these products are not subject to sudden obsolescence since they represent basic elements common to a wide variety of existing electronic circuit designs. At the same time, there can be no assurance that advances and changes in technology, manufacturing processes and other factors will not affect the market for UBC's products.

COMPETITION

         UBC competes in the sale of its batteries and battery packs with many companies located in the United States, Mexico and Asia. In the sales of its electronic components, UBC faces competition from many large electronic distributors as well as from factory direct sale outlets throughout the United States as well as other importers and exporters in Asia. Many of UBC's competitors are substantially larger and have greater resources than it does. UBC is able to compete by stocking batteries and components for immediate delivery to its customers on the majority of orders. UBC stays in contact with its principal customers to anticipate their requirements.

ENVIRONMENTAL MATTERS

         UBC believes that it complies with all relevant federal, state, and local environmental regulations and does not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

PATENTS AND TRADEMARKS

         Although UBC is the owner of the trademark "NIKKO" in Texas for batteries and electronic components, that trademark is not regarded as essential or necessary for the marketing of its products. UBC does depend, in part, on the patents and trademarks of its vendors and suppliers, over which UBC has little control. It is possible that the loss of these marks, or the deregulation of their value, could have an adverse effect on UBC's business.

SOURCES AND AVAILABILITY OF MATERIALS

         With the exception of battery products described below, UBC purchases its raw materials, such as wire, metals and packaging materials, from a number of local sources and is not dependent on any single source for raw materials. Except as noted below, it is UBC's belief that the loss of any single supplier would not adversely affect its business. All raw materials utilized by UBC are readily available from many sources.

         UBC enjoys a close and beneficial non-exclusive relationship with a single supplier of a substantial portion of its battery products, the Panasonic Battery Sales Group of Matsushita Electric Corp. of America. UBC is a certified Panasonic Modification Center for the production of battery packs. UBC has also established relationships with other battery manufacturers from which it has purchased substantial numbers of batteries. The loss of any of these relationships could have a materially adverse effect on UBC's business.

GOVERNMENTAL MATTERS

         Except  for  usual  and  customary  business   licenses,   permits  and
regulations, UBC's business is not subject to governmental regulations or approval of its products.

                       ALPHANET HOSPITALITY SYSTEMS, INC.

         Founded in 1992, AlphaNet Hospitality Systems Inc. ("AHS") supplies business and connectivity solutions to the hospitality industry. AHS's products include: InnFax(R), the private in-room facsimile and business service, that can be found in over 420 hotels, 67,000 hotel rooms worldwide; The Office(R), a 24-hour unattended "self-serve" hotel business center providing hotel guests with 24-hour convenient access to various business office services such as personal computers equipped with popular software, printing, faxing and photocopying; and InnPhone, an advanced two-line cordless telephone developed exclusively for hotel guestrooms available with five or ten programmable guest service buttons, in addition to options like caller identification. AHS's products can be found in hundreds of hotels around the world serving tens of thousands of guestrooms.

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

         InnFax(R) service is based on AHS's patent-protected technologies, combining the facilities of the public switched telephone network with conventional radio frequency paging into a unique communications capability. This technology provides hotels with the capability of offering private in-room fax service, even in single-line rooms, without the significant capital expenditures otherwise required to rewire the hotel and upgrade telecom systems to make an in-room fax service possible. For the fiscal year ended December 31, 2001, InnFax (R) accounted for approximately $3,697,944 in gross revenues, a decline of $2,718,620 compared to fiscal year 2000 gross revenues of $6,416,564.

         The Office(TM): The Office(TM) is an unattended "self-service" hotel business center. Credit card activated, The Office provides hotel guests with 24- hour convenient access to various office services. Hotel guests can utilize a personal computer loaded with popular business software, have access to the Internet and Email, as well as document printing, faxing and photocopying, all without ever having to leave the hotel. For hotels, particularly those within the fast growing mid-market/ limited service sector, The Office(TM) allows them to meet the needs of business travelers without the expense of added staff. For the fiscal year ended December 31, 2001, The Office accounted for approximately $475,507 in gross revenues, a decline of $36,790 compared to fiscal year 2000 gross revenues of $512,297.

         InnPhone: AHS has continued to evolve as a single-source provider of business and connectivity solutions to the hospitality industry with its introduction of InnPhone, an advanced two-line cordless phone. With InnPhone, hotel guests are able to roam around their room or suite while on the phone without being tied to a fixed telephone. For fiscal year ended December 31, 2001, InnPhone sales accounted for approximately $259,418 in gross revenues, an increase of $71,756 compared to fiscal year 2000 gross revenues of $187,662.

         AHS and its licensees have InnFax (R) in-room fax machines installed in approximately 44,890 rooms in its 286 hotel clients properties. AlphaNet also has its unattended business centers in 76 hotels. In addition, AHS has sold approximately 6,000 InnPhone units to hotels.

EQUIPMENT

         On a purchase  order basis,  Sanyo,  Inc., in Japan,  has  manufactured
AHS's InnFax machines. The manufacturer modifies facsimile machines to AHS's specifications. This allows the facsimile machines to operate as a part of a communications network so that business travelers or other hotel guests can send and receive fax transmissions from their hotel rooms.

         AHS also leases fax machines to hotels using third party lease arrangements. Hotels sign multi-year lease agreements with third party lease companies for fax machines, an alternative to having AHS owned equipment on site. The leased equipment connects to AHS's communications and billing system. Approximately 10% of the installed fax machines are leased.

         The equipment necessary for The Office product line is obtained from brand name manufacturers and software suppliers and deployed in hotels under contract. The Office products contain modifications to allow for activity tracking, and summarized individual usage for billing purposes that are provided to AHS and the hotel.

         AHS purchases its InnPhone products from TeleMatrix, Inc. under a non-exclusive Distributor Agreement and resells such products to its hotel customers at a marked-up price. The agreement may be cancelled by either party upon 90-days written notice.

CLIENT BASE

         AHS sells its product line at both chain/management company and individual property levels. Among its 370 hotel clients are properties represented by more than 20 brands, such as Hyatt, Marriott, Loews, Fairmont, and Sheraton. AHS's InnFax service can be found in every "Business Class" room of the Hyatt chain and in many leading luxury properties such as The Waldorf-Astoria, Plaza Hotel, New York Palace Hotel and The Mansion on Turtle Creek.

EMPLOYEES

         AHS is headquartered in Ramsey, New Jersey, a suburb of New York City, and maintains a significant office in Toronto, Canada and a small depot repair facility in Colorado Springs. AHS's sales and marketing, management and support staff are located in New Jersey. Operations, customer service, research and development and finance are in the Toronto facility. The two regional sales managers and the telemarketing sales representative work from their homes, as do the two installation managers located in Colorado and Virginia. AHS employs a total of 19 full time people.

SALES AND MARKETING

         AHS sells its products and services through a direct sales force comprised of two regional sales managers and a telemarketing representative, led by the Executive Vice President of Sales and Marketing. The regional sales managers, working from their homes in Long Island, New York and Fort Collins, Colorado, each are respectively responsible for the Eastern and Western United States and Canada. The senior management of AHS takes an active roll in sales and sales management.

         AHS's sales force is supported by trade advertising and extensive use of highly targeted direct mail. AHS also typically exhibits and participates in two major industry trade shows each year.

PATENTS AND TRADEMARKS

         AHS holds a number patents allowing individual fax machines to work in concert with communications networks. The patents that AHS utilizes in its products expire in four years, however, none are material to its business.

         InnFax(R) is copyrighted by AHS. The Office(TM) is an AHS registered trademark of unlimited duration.

COMPETITION

         AHS's InnFax business does not have significant competition. AHS's The Office product has two established competitors in addition to competition from distributors of hotel telephones. AHS competes through service or product pricing and marketing to its large, established customer base.

SOURCES AND AVAILABILITY OF SERVICES

         AHS relies upon the facilities and services of various telephone and communications common carriers. Those relationships are defined under contract by multi year agreements that have, and continue to, satisfy AHS's needs.

         AHS has relied on one manufacturer, Sanyo, Inc., to provide it with fax machines. However, AHS believes that there are other companies that it can engage to manufacture the same facsimile equipment.

GOVERNMENTAL MATTERS

         Except for the usual and customary business licenses and regulations, AHS's business is not subject to governmental regulations or approval of its products.


ITEM 2.  DESCRIPTION OF PROPERTY

UBC

         UBC leases an industrial office building complex and parking facility in Addison, Texas owned by La Taste Enterprises, a family partnership of Craig
D. La Taste, a former director and President of UBC. The property includes approximately 23,000 square feet of office and warehouse building and 7,000 square feet of open fenced and paved parking and storage areas. UBC has entered into a lease effective March 1, 2000 for five years at a rate of $8,400 per month. The building space includes approximately 4,000 square feet of office space, 4,000 square feet of assembly space used in UBC's battery pack business, with the balance of the space dedicated to warehousing, storage, shipping and receiving operations.

         UBC leased an additional warehouse facility in Carrollton, Texas with an effective date of February 1, 2002 for three years at a rate of $9,750 per month. The property includes approximately 34,000 square feet of warehouse and 2,000 square feet of office. UBC will be using this facility as its main inventory distribution center.

         UBC also leases 3,200 square feet of retail/warehouse space in Oklahoma City for its Battery World outlet. UBC has entered into a three year lease effective August 1, 2000 at a rate of $2,236 per month. UBC is expecting to open two new outlets in 2002.


AHS

         AHS occupies 7,300 square feet of leased office space in Toronto, 2,600 square feet in New Jersey and 400 square feet in Colorado . As of December 31, 2001, the per month lease costs are as follows:

                                Toronto           $11,420
                                New Jersey          4,490
                                Colorado              796

         The Toronto lease expires April 30, 2002. Effective May 1, 2002, AHS will renew this lease for a 5-year term. However, the amount of space being leased will be reduced to 4,900 square feet at a per month lease cost of $9,120. The New Jersey lease expires on December 31, 2002. The Colorado property is leased on a month to month basis.

         TEI's executive offices are located in the New Jersey offices leased by AHS. TEI pays a portion of the monthly lease costs.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK MATTERS

         The Common Stock and Units of the Company are traded on the NASD OTC Bulletin Board Market under the symbols TELE and TELEU, respectively. On December 31, 2001, the last sales price of the Company's Common Stock and Units was $ 0.16 and $0.55 respectively. Prior to April 7, 1999, the Company's Common Stock was traded on the NASDAQ Small Cap Market.

         The Company had 1,953,000 Warrants that traded under the symbol TELEW. The warrants expired on November 30, 2001.

         The Company's Units consist of one share of the Company's Common Stock and of one share of Class A Preferred Stock. The Class A Preferred Stock, a component of the Units, trades with the Units and has not been separately quoted.

         No dividends have been declared or paid on the Company's Common Stock. As of March 18, 2002, the Company has 115,088 shares of Class A Preferred Stock outstanding and held by two record shareholders. The Class A Preferred Stock carries an annual dividend of $0.3675 per share, payable in cash or shares of Common Stock. The Company has paid all dividends due and owing on the Class A Preferred Stock, primarily in shares of Common Stock. However, the Company has elected to pay the Preferred Stock dividend in cash to shareholders of record on February 28, 2002, payable date of March 31, 2002.

         As of March 18, 2002, the Company had 8,403,390 shares of Common Stock issued and outstanding and held by 585 shareholders of record.

The following table sets forth the high and low bid prices of the Company's Common Stock on a quarterly basis for the calendar years 1999, 2000 and 2001, as reported by the NASDAQ Smallcap Market and NASDAQ Trading and Market Services:


                  Calendar Period                High               Low


1999:             First Quarter................  $4.625            $0.9375

                  Second Quarter...............  $1.375            $0.25

                  Third Quarter................  $1.25             $0.6875

                  Fourth Quarter...............  $1.0625           $0.625


2000:             First Quarter................  $2.375            $0.6875

                  Second Quarter...............  $0.75             $0.50

                  Third Quarter................  $0.65625          $0.3125

                  Fourth Quarter...............  $0.35             $0.1875

2001:             First Quarter................  $0.50             $0.1875

                  Second Quarter...............  $0.32             $0.19

                  Third Quarter................  $0.40             $0.17

                  Fourth Quarter...............  $0.22             $0.15

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Currently,  the operations of Tech Electro  Industries,  Inc. ("TEI" or
the  Company)  are  conducted  through  its   subsidiaries,   Universal  Battery
Corporation ("UBC") and AlphaNet Hospitality Systems ("AHS").

RECENT DEVELOPMENTS

         During the last quarter of 2001, AHS successfully negotiated national account agreements with Hilton Hotels and Starwood Hotels to provide The Office and The InnRoom Business Center to parent owned and franchised properties. While neither of these agreements provides any guarantee of new business, both agreements place AHS as a preferred or favored vendor with the accounts.

         UBC has signed an agreement with Brink's Home Security Inc., the security division of the Pittston Brinks Group, to procure and assemble security components for both residential and commercial alarm systems. This agreement becomes effective May 1, 2002 and will continue for a two year period. The
Company believes that this agreement will provide significant revenues in the future.

         On March 27, 2002, UBC entered into a $12,000,000 revolving line of credit with General Electric Capital Corporation, payable on demand with interest payable monthly at prime plus 1.25%, maturing March 27, 2005. The line of credit is secured by the accounts receivable, inventories and equipment of UBC. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of UBC's eligible accounts receivable plus the lesser of $3,000,000 or 85% of the net orderly liquidation value of UBC's eligible inventory and 55% of the lower of cost or market of UBC's eligible inventory. This line of credit is guaranteed by TEI.

         On March 28, 2002 the maturity date of TEI's $500,000 note payable to a related party was extended to June 10, 2002. Additionally, on March 28, 2002, the maturity dates on AHS notes payable to related parties totaling $2,205,200 were extended to March 27, 2003.

REVENUES

         TEI's consolidated revenues increased by $5,880,536 or 23.25% to $31,173,579 in 2001 compared to $25,293,043 in 2000.

         UBC and AHS had revenues of $26,740,710 and $4,432,869 in 2001, respec-tively, compared to $18,176,520 and $7,116,523 in 2000, respectively.

         UBC's $8,564,190 increase in revenues can be attributed to three major factors: i) new business growth in the sale of battery and battery related products to various markets, including, security, medical and consumer markets - $2,422,018; (ii) increased factory direct shipping to UBC's largest customer, Schumacher Electric - $3,571,268 and iii) factory direct shipping to other customers - $874,101. Factory direct shipping expands revenues without incurring significant additional warehouse and handling expenses.

         For the twelve months ending December 31, 2001, AHS had revenues of $4,432,869, a decrease of $2,683,654 or (37.71%) from revenue of $7,116,523 for the year ended December 31, 2000. The decrease in revenue is the result of the decline in InnFax usage by hotel guests which was further effected by the significant reduction in business travel in 4th Quarter of 2001 due to the September 11, 2001 terrorist attacks.

         Of the $4,432,869 AHS revenues for 2001, $3,697,944 was generated from the InnFax product compared to $6,416,564 for the same period in 2000. For the year ended December 31, 2001, revenue from the usage of the existing facsimile contracts represents services represented 63% of total facsimile revenue. The InnFax install base decreased by 3,425 to 44,890 machines in North America. Facsimile revenue also included monthly service fees on equipment installed previously under service fee plans. For service fee plans, AHS retained ownership of the equipment, and earned recurring revenue for customer usage as well as a monthly service fee. For the twelve months ending December 31, 2001, service fee revenue represented 32% of total facsimile revenue. Revenue generated from the sales of new fax machines to hotels represented 3% of the total facsimile revenue. Recurring royalties from international licenses represent 2% of facsimile revenue.

         Of the $4,432,869 AHS revenues generated for 2001, $475,507 was generated from the Office product compared to $512,297 for the same period in 2000 and $259,418 was generated from the InnPhone product in 2001 compared to $187,662 for the same period in 2000.

COST OF REVENUES

         TEI's consolidated cost of revenues increased by $6,721,075 or 41.34% to $22,980,512 in 2001 compared to $16,259,437 in 2000.

         UBC and AHS cost of revenues totaled $22,006,762 and $973,750 in 2001, respectively, compared to $14,398,705 and $1,860,732 and in 2000, respectively.

         UBC's increase in cost of revenues in 2001 compared to 2000 was directly related to the increased revenues. However, the cost of revenues, as a percentage of revenues, for Universal Battery increased from 79.2% in 2000 to 82.3% in 2001 due to increased volume of lower margin direct shipments.

         For the year ending 2001, AHS's cost of revenues totaled $973,750 compared to $1,860,732 for the similar period in 2000. The decrease in cost of revenues is attributable to several factors: i) the decline in direct costs is attributable fewer fax machines that were installed; ii) a decrease in the residual value payments at the end of a four-year facsimile machine lease agreement that AlphaNet is required to pay; and iii) the decrease in the recurring facsimile services resulted in a decrease in the costs associated with providing the service.

OPERATING EXPENSES

         TEI's consolidated operating expenses, consisting mainly of selling, general and administrative, depreciation and amortization expenses, decreased by $613,104 or 7.65% to $7,404,411 in 2001 compared to $8,017,515 in 2000.

         The selling, general and administrative expenses of UBC, AHS and TEI totaled $3,245,963, $2,752,879, and $580,930, respectively, in 2001, compared to
$2,904,260, $3,516,103 and $751,472 in 2000.

         UBC's increase in selling, general and administrative expenses in 2001 compared to 2000 was attributable primarily to the increase in trade shows, which increased travel and entertainment. Additionally, commissions to representative firms for sales and contract labor increased from 2000.

         AHS's decrease in selling, general and administrative expenses in 2001 was attributable to AHS restructuring, which reduced full time and temporary personnel, salaries, bonuses travel and sales and marketing expenses.

         TEI's decrease in selling, general and administrative expenses in 2001 was attributable to decreases in rent, travel and consulting fees.

         TEI's consolidated depreciation and amortization expense of property and equipment was $832,433 in 2001 compared to $845,680 in 2000, a decrease of $13,247 or 1.57%.

INTEREST EXPENSE AND AMORTIZATION OF FINANCING COSTS

         TEI's consolidated interest expense increased to $874,075 in 2001, compared to $843,527 in 2000, an increase of $30,548 or 3.6%. The slight increase in interest expense is attributable to increased interest charges on UBC and TEI loans.

         Deferred financing costs are amortized on a straight-line basis over the original term of the financing agreement. During 1999, TEI issued warrants to various lenders, which were recorded at fair value using the Black-Scholes model and paid loan origination fees on several loans. Amortization of these deferred financing costs was $274,231 and $295,028 in 2001 and 2000, respectively.

LAWSUIT SETTLEMENTS

         UBC, AHS and TEI had no lawsuit settlements in 2001 but settled various litigations totaling $549,086 in 2000.

         TEI currently has no material lawsuits in which it is involved.

EXTRAORDINARY GAIN

         In fiscal 2000, TEI recognized an extraordinary gain of $568,750 in connection with the retirement of a $2,100,000 note payable. The note was retired with $500,000 cash and 1,100,000 shares of TEI common stock on February 25, 2000. The resulting gain was calculated as the difference between the fair value of the common stock (the trading price of the common stock on the payment date, which was $0.9375 per share) and $500,000 cash compared to the recorded amount of the note.

INVENTORY

         UBC continually reviews its inventory allowance procedures and policies and makes adjustments as necessary. During 2001, UBC estimated that its inventory obsolescence reserve of $175,741 was sufficient and accordingly, recorded no additional provision.

LIQUIDITY

         TEI on a consolidated basis had cash and cash equivalents of $1,355,153 and $839,060 at December 31, 2001 and 2000, respectively.

         Net cash provided by operations was $1,376,693 compared to net cash used in operations of $1,910,410 for the years ended December 31, 2001 and 2000, respectively. The cash provided by operations in 2001 is related to depreciation and amortization of property and equipment of $832,433, a decrease in accounts receivable of $964,580 offset by a net loss of $433,928. The majority of the cash used during 2000 was related to increases in accounts receivable of $974,078 and inventory of $1,426,634 due to increased business in 2000 offset by an increase in accounts payable of $579,775.

         Net cash used by investing activities was $170,192 compared to $121,748 for the years ended December 31, 2001 and 2000, respectively. In 2001, the Company used cash of $163,148 for purchase of property and equipment. In 2000, cash of $335,554 was used to purchase new property and equipment offset by the proceeds from the sale of certificate of deposits of $106,775 and payments of $107,031 received on notes receivable.

         The cash provided by the line of credit was $2,228,188 in 2000 and cash used to pay down the line of credit was $510,358 during 2001. UBC is in compliance with the terms of the line of credit. Total repayments of long-term debt for the years ended December 31, 2001 and 2000 were $180,050 and $751,231, respectively, while total proceeds received on long-term debt for the year ended December 31, 2000 was $336,446.

         On March 27, 2002, UBC entered into a $12,000,000 revolving line of credit with General Electric Capital Corporation, payable on demand with interest payable monthly at prime plus 1.25%, maturing March 27, 2005. The line of credit is secured by the accounts receivable, inventories and equipment of UBC. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of UBC's eligible accounts receivable plus the lesser of $3,000,000 or 85% of the net orderly liquidation value of UBC's eligible inventory and 55% of the lower of cost or market of UBC's eligible inventory. This line of credit is guaranteed by TEI. On March 28, 2002 the maturity date of TEI's $500,000 note payable to a related party was extended to June 10, 2002. Additionally, on March 28, 2002, the maturity dates on AHS notes payable to related parties totaling $2,205,200 were extended to March 27, 2003.

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


ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None




                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                  (a) As of March 18, 2002, the following persons served as directors and executive officers of the Company:

     Name and Age                     Position with Company               Since

     William Tan (58)                 Chairman of the Board,              1997
                                      President, Chief Executive
                                      Officer and Director

     Sadasuke Gomi (31)               Director (1)                        1997

     Ian Colin Edmonds (30)           Director                            1997
                                      Vice President                      1999

     Julie Sansom-Reese (39)          Chief Financial Officer             1999

     Mimi Tan (28)                    Corporate Secretary                 1998

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

         IAN COLIN EDMONDS was elected a director of the Company in July 1997 and was appointed Vice-President of the Company in February 1999.

         JULIE SANSOM-REESE was named Interim Chief Financial Officer of the TEI in November 1999. In November 2000, she assumed this role on a permanent basis. Since August 1986, she has served as CFO of UBC. She also previously served as the CFO of the Company from 1992 through June 1996.

         MIMI TAN was appointed Corporate Secretary of the Company on February 16, 1998.




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

         Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the 2001 fiscal year its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

                  (c) Significant and Key Employees:

         The  following   table  sets   forth-certain   information   concerning
significant employees of the Company's wholly owned subsidiaries.


                                 Age                  Position

Randy Hardin                     42         President and CEO of UBC

Julie Sansom-Reese               39         CFO of UBC

John J. Beasley                  52         Executive Vice President of AHS

Ian Kindred                      55         COO and Vice President of AHS


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

                  (d) Business Experience:

         WILLIAM TAN was elected President, Chief Executive Officer, Director, and Chairman of the Board of Directors of TEI on February 11, 1997. For the past five years, Mr. Tan's principal business has been private investments. Mr. Tan has been active as an entrepreneur in the fields of finance, general insurance, property development and management for the past twenty years. He has held senior management positions in a number of financing, insurance, textile, property development and related businesses. Mr. Tan is the father of Mimi Tan.

         IAN COLIN EDMONDS, Vice President and director of the TEI. Mr. Edmonds is a graduate of the University of Denver, where he received a bachelors degree in Marketing and minor in Statistics in June 1996. Following graduation and through December 1997, he was Assistant Product Manager at Information Handling Services, a private information-technology firm, in Denver, Colorado. Mr. Edmonds has served as a director of the Company since July 1997. Mr. Edmonds was elected Vice President in February 1999.

         SADASUKE GOMI was elected Director of the Company in February 1997. Mr. Gomi is a graduate of Meii University in Japan, where he received a bachelor's degree in commerce in 1995. During the past five years, Mr. Gomi's principal occupation has been that of a private investor, as well as a student.

         JULIE SANSOM-REESE was named Interim Chief Financial Officer of the TEI in November 1999. In November 2000, she assumed this role on a permanent basis. Since August 1986, she has served as CFO of UBC. She served as CFO of TEI from 1992 through June 1996. She earned a B.A. from Texas Tech University in August 1986.

         MIMI TAN is the Secretary of the TEI. Ms. Tan graduated Cum Laude from the University of Denver, Colorado with a B.A. degree in Marketing and Minor in Statistics in November 1996. Following graduation through August 1997, she interned under a Vice President of Investments at Prudential Securities in Denver, Colorado. She joined the Company February 1998. She is the daughter of William Tan.

         RANDY HARDIN, is the President and Director of UBC, as well as a Director of AHS. On January 12, 1999, Mr. Hardin was appointed CEO of UBC. Mr. Hardin is in charge of the day to day operations, all marketing and sales activities of the newly consolidated company. He graduated from Texas A&M in 1982 with a B.A. degree in Marketing. from 1982 to 1992 he was employed by Interstate Batteries as National Sales Manager of specialty products. From 1992 to 1996 he served in the same position with MK Battery company, presently a division of East Penn Battery Company. In October 1996 he joined UBC. Mr. Hardin was appointed as a director of AHS on September 19, 2001.

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

         No family relationship exists among any of the executive officers or directors of the Company or chosen to become directors or executive officers, except that Mimi Tan is the daughter of Mr. William Tan.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company, or its subsidiaries, during its year ended December 31, 2001, 2000, and 1999 to the CEO of the Company and each of the Company's executive officers whose total cash compensation from the Company exceeded $100,000, and to all executive officers as a group.


                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                       Annual Compensation     Long-Term Compensation
                     ------------------------  ---------------------------------
                                               Awards                   Payouts
---------- --------- ------ ----- -----------  ----------  ------------ --------
Name and   Fiscal    Salary Bonus Other        Restricted  Securities   LTIP
Principal  Year      ($)    ($)   Annual       stock       Underlying   Payouts
Position   Ended                  Compensation award(s)    Options/     ($)
           Dec. 31                 ($)         ($)         SARs (#)
---------- --------- ------ ------ ----------  ----------  ------------ --------
William     2001          0      0          0           0            0       0
Tan,
Chairman    2000          0      0          0           0            0       0
of the
Board,      1999          0      0          0           0      400,000       0
President
and CEO
of the
Company
---------- -------- ------- ------ ----------  ----------  ------------ --------
Ian Colin   2001    120,000 30,000          0           0            0       0
Edmonds,
Vice        2000    104,000 24,000          0           0            0       0
President
---------- -------- ------- ------ ----------  ----------  ------------ --------
Mimi        2001     93,600 18,720          0           0            0       0
Tan,
Corporate   2000     86,400 18,720          0           0            0       0
Secretary
---------- -------- ------- ------ ----------  ----------  ------------ --------
Randy       2001    141,231 132,019         0           0            0       0
Hardin
President &
Director of
UBC;
Director of
AHS
---------- -------- ------- ------ ----------  ----------  ------------ --------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 18, 2002 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of Tech Electro Industries, (iii) each of the executive officers of Tech Electro Industries, and (iv) all directors and executive officers of Tech Electro Industries as a group.

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------------
William Tan            3,527,546     32.57%    5,000               4.34%
Kim Wah,               Direct                  (through
President and CEO      and Indirect            ownership of
No. 18 Jalan Sri       (3)                     5,000 units)
Semantan 1
Damansara Heights
50490
Kuala Lumpur, Malaysia
---------------------  ------------  --------  ----------------    ------------
Kim Yeow Tan           1,368,636(4)  15.23%    0                   0
11 Jalan               Direct
Medang Bukit
Bandaraya
59100
Kuala Lumpur, Malaysia
---------------------  ------------  --------  ----------------    ------------
Pricewaterhouse        1,100,000     13.09%    0                   0
Coopers, Inc.          Direct
145 King Street W
Toronto Ontario
Canada
M5H 1V8
---------------------  ------------  --------  ----------------    ------------
Jenny Jechart          1,094,696(5)  12.18%    0                   0
P.O. Box 4005          Direct and
Tustin,                Indirect
CA 92781
---------------------  ------------  --------  ----------------    ------------
Craig D. LaTaste       520,929(6)    6.20%     0                   0
4526 Myerwood          Direct
Dallas, TX 75244
---------------------  ------------  --------  ----------------    ------------
Mimi Tan,              355,000(7)    4.22%     0                   0
Secretary              Direct and
275 North Franklin     Indirect
Turnpike, #230
Ramsey, NY 07446
---------------------  ------------  --------  ----------------    ------------
Sadasuke Gomi,         307,150(8)    3.66%     0                   0
Director               Direct and
275 North Franklin     Indirect
Turnpike, #230
Ramsey, NJ 07446
---------------------  ------------  --------  ----------------    ------------

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------------
Ian Colin Edmonds      200,000(9)    2.38%     0                   0
Vice President and     Direct
Director
275 North Franklin
Turnpike, #230
Ramsey, NJ 07446
---------------------  ------------  --------  ----------------    ------------
Julie Sansom-Reese     22,250(10)    0.26%     0                   0
Chief Financial        Direct
Officer
4300 Wiley Post Rd.
Addison, TX 75001
---------------------  ------------  --------  ----------------    ------------
All Directors          4,411,946     39.03%    5,000               4.34%
and Executive
Officers as a Group
(5 persons)
---------------------  ------------  --------  ----------------    ------------



(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(2) Percent of Class for the Common Stock is based on the 8,403,390 shares outstanding as of March 18, 2002. Percent of Class for the Series A Preferred Stock is based on 115,088 shares outstanding as of March 18, 2002. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from March 18, 2002.

(3) Includes (i) 75,000 shares directly held by Mr. Tan, (ii) an employee incentive stock options to acquire 400,000 shares of common stock, (iii) 283,000 shares of common stock and 1,050,000 warrants to purchase common stock held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, (iv) 727,273 shares of common stock and 727,273 warrants to purchase shares of common stock held by Ventures International, Ltd., a company of which Mr. Tan is a director and officer,
      (v) 5,000 Units, with each Unit convertible into one share of common stock and one share of preferred stock, of which one share of preferred stock is convertible into two shares of common stock and (vi) 250,000 warrants to purchase common stock held by Caspic International, Inc., a company of which Mr. Tan is a director and officer.

(4) Includes (i) 581,818 shares of common stock and (ii) 581,818 warrants through Gin Securities, Ltd. and (iii) 205,000 shares of common stock attributed to Kim Yeow Tan through Eurasia Securities Ltd. Kim Yeow Tan, William Tan's brother, has voting and investment control of Gin Securities.

(5)   Includes (i) 509,091  shares of common  stock,  (ii) 509,091  warrants and
      (iii) 76,514 warrants owned by AHS Funding, LLC of which Ms. Jechart is the principal.

(6) Mr. LaTaste has direct ownership of 433,732 shares of common stock, and as a partner of LaTaste Enterprise, he is owner of 16,667 shares of common stock which shares have been included in the percent of shares shown herein. Mr. LaTaste's wife, Jacqueline Green LaTaste, is the owner of 24,213 shares of common stock, which she received in 1994 as an inheritance. Mr. LaTaste disclaims any beneficial interest in these shares. Mr. LaTaste's children are beneficiaries of the LaTaste Children's Trust, which owns 46,317 shares of common stock. Mr. LaTaste also disclaims any beneficial interest in these shares.

(7) Includes (i) 205,000 shares attributed to Ms. Tan through Equator Holdings, Inc. a company of which Ms. Tan is a director and officer and
      (ii) options held directly by Ms. Tan to acquire 150,000 shares of common stock.

(8) Includes (i) 2,150 shares held directly by Mr. Gomi, (ii) 205,000 shares attributed to him through Fleet Security Investments, Inc. of which Mr. Gomi is a director and (iii) an employee incentive stock option granted to Mr. Gomi to acquire 100,000 shares.

(9)   Represents shares underlying options granted to by Mr. Edmonds.

(10)  Represents  shares  underlying   options  currently   exercisable  by  Ms.
      Sansom-Reese.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         UBC leases its office and warehouse premises from LaTaste Enterprises, a partnership comprised of Craig D. LaTaste and members of his family. The current lease is for a term ending February 28, 2005 and provides for an annual base rent of $100,800.

         TEI engaged Placement & Acceptance, Inc. a British Virgin Islands corporation, to effect a private placement of securities, which was consummated in December 1997. Mr. Tan is a director and shareholder of Placement &
Acceptance. Placement & Acceptance received fees of $112,000, inclusive of expenses, for acting as sales agent in the placement. TEI also engaged Placement & Acceptance in October, 1999 to effect a private placement of securities to raise $1,400,000 for TEI's acquisition of AlphaNet. Placement & Acceptance received a placement fee of warrants to purchase 500,000 shares in consideration for services rendered. The warrants are exercisable at $0.75 per share and expire on October 20, 2004.

         On October 26, 1999, TEI completed the acquisition of AlphaNet. As part of this transaction, Placement & Acceptance arranged for a $2,525,000 credit facility for AlphaNet to refinance its existing indebtedness. $1,525,000 of the said indebtedness was refinanced through Appel Investments Inc. and $1,000,000 through AHS Funding, LLC. William Tan's brother, Kim Yeow Tan, is an officer of Appel. Jenny Jechert, a shareholder, is a principal of AHS Funding, LLC. AlphaNet paid a loan origination fee of $150,737 to Appel and $98,828 to AHS Funding. The remaining balance of the indebtedness is an interest only loan at 20.5% per annum. The maturity date of the indebtedness has been extended to March 27, 2003. This indebtedness is guaranteed by TEI. As additional consideration for the original refinancing, Appel and AHS Funding received warrants to purchase 116,703 shares and 76,514 shares, respectively, of common stock exercisable at $0.75 per share. The warrants expire on October 20, 2004. Placement & Acceptance received a placement fee of warrants to purchase 550,000 shares of common stock, exercisable at $0.75 per share. These warrants expire on October 20, 2004.

         On February 25, 2000, TEI renegotiated and settled in full its $2.1 million promissory note payable to PricewaterhouseCoopers, Inc., Trustee of the Estate of AlphaNet Telecom Inc. that composed part of the purchase price of TEI's acquisition of AlphaNet. The promissory note was paid in full by the payment of $500,000 cash and the issuance of 1,100,000 shares of common stock to PricewaterhouseCoopers, Inc. The $500,000 cash was raised by a loan from Caspic International, Inc. Mr. Tan is also a director and shareholder of Caspic International, Inc. The maturity date of this indebtedness has been extended to June 10, 2002. The note bears an interest rate of 12% per annum payable monthly and is secured by a pledge of the shares of capital stock of AHS. As additional consideration for the loan, TEI also issued to Caspic International warrants to purchase 250,000 shares of common stock at $0.73 per share exercisable immediately, with an expiration date of February 24, 2005.

         In 1998 and 1999, William Tan, TEI's President and CEO, made unsecured, non-interest bearing loans to TEI of $100,000 and $56,000, respectively. TEI paid these loans by issuing 100,000 and 108,000 shares of common stock, respectively, to Placement and Acceptance, Inc., of which Mr. Tan is the principal. The shares are restricted against transfer.

         Also in 1999, Placement and Acceptance made an unsecured, non-interest bearing loan to TEI in the amount of $107,000. During December 2000, TEI paid back $40,000 leaving a balance due of $67,000 at December 31, 2001.

         The terms of each of the above-described transactions with affiliated parties are as fair to TEI as could have been obtained from unaffiliated parties.


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

             None

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Date: April 1, 2002

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

  Signature                      Capacity                            Date


/s/ William Tan            Director, Chairman of the Board,    April 1, 2002
-----------------------    President and Chief Executive       -------------
William Tan                Officer (principal executive officer)


/s/ Ian Edmonds            Vice President and Director         April 1, 2002
----------------------                                         -------------
Ian Edmonds


/s/ Sadasuke Gomi          Director                            April 1, 2002
-----------------------                                        -------------
Sadasuke Gomi


/s/ Julie Sansom-Reese     Chief Financial Officer             April 1, 2002
-----------------------                                        -------------
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


Computer Components Corporation, d.b.a. Universal Battery Corporation (UBC), wholly-owned by Tech Electro Industries, Inc.

AlphaNet Hospitality Systems, Inc. (AHS), wholly-owned by Tech Electro Industries, Inc.

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES


                           DECEMBER 31, 2001 AND 2000

                          INDEX TO FINANCIAL STATEMENTS


                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES





                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants.......................F-3

Financial Statements

     Consolidated Balance Sheets as of December 31, 2001 and 2000........F-4

     Consolidated Statements of Operations
        for the years ended December 31, 2001 and 2000...................F-6

     Consolidated Statement of Changes in Stockholders' Equity
        for the years ended December 31, 2001 and 2000...................F-8

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2001 and 2000...................F-9

     Notes to Consolidated Financial Statements..........................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Stockholders and Board of Directors
Tech Electro Industries, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tech Electro Industries, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




                                                     KING GRIFFIN & ADAMSON P.C.


February 15, 2002 except for Note O for
  which the date is March 28, 2002
Dallas, Texas

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                     ASSETS

                                                       2001             2000
                                                   -----------      -----------
CURRENT ASSETS
     Cash and cash equivalents..................  $  1,355,153     $    839,060
     Certificate of deposit-restricted..........       160,563          153,519
     Accounts and notes receivable
        Trade, net of allowance for doubtful
        accounts of $133,111 and $218,763.......     3,426,120        4,390,700
        Other...................................        30,088           40,280
     Inventories, net ..........................     3,433,871        3,303,541
     Prepaid expenses and other current assets..       905,017          814,864
                                                   -----------      -----------
           Total current assets.................     9,310,812        9,541,964
                                                   -----------      -----------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment....     3,423,261        4,252,306
     Leasehold improvements.....................       181,276          181,276
     Machinery and equipment....................       561,152          526,628
     Computer equipment.........................       215,208          210,706
     Furniture and fixtures.....................       246,733          241,388
     Vehicles...................................        46,262           46,262
                                                   -----------      -----------
                                                     4,673,892        5,458,566
     Less accumulated depreciation and
        amortization............................    (1,806,558)      (1,866,068)
                                                   -----------      -----------
           Net property and equipment...........     2,867,334        3,592,498
                                                   -----------      -----------

OTHER ASSETS
     Deferred financing costs, net..............             -          274,231
     Other .....................................         4,926           18,436
                                                   -----------      -----------
           Total other assets...................         4,926          292,667
                                                   -----------      -----------
TOTAL ASSETS....................................  $ 12,183,072     $ 13,427,129
                                                   ===========      ===========







            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                           December 31, 2001 and 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2001             2000
                                                   -----------      -----------
CURRENT LIABILITIES
     Line of credit.............................. $  2,107,362     $  2,617,720
     Current portion of long-term debt...........      643,856        2,894,990
     Accounts payable............................    2,447,573        2,426,417
     Accrued liabilities.........................      440,984          629,276
     Other current liabilities...................       12,244            9,200
                                                   -----------      -----------
            Total current liabilities............    5,652,019        8,577,603
                                                   -----------      -----------

LONG-TERM DEBT, less current portion.............    2,215,121           89,666


COMMITMENTS AND CONTINGENCIES (NOTE N)

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value; 1,000,000
    shares  authorized;  115,088  and  120,588
    Class A shares issued and  outstanding  at
    December 31, 2001 and 2000,  respectively;
    liquidation  preference  of  $604,212  and
    $633,087  at  December 31, 2001  and 2000,
    respectively.................................      115,088          120,588
  Common stock - $0.01 par  value;  50,000,000
    shares authorized; 8,403,390 and 8,198,197
    shares issued and  outstanding at December
    31, 2001 and 2000, respectively..............       84,034           81,982
  Additional paid-in capital.....................   14,496,437       14,457,207
  Accumulated deficit............................  (10,379,627)      (9,899,917)
                                                   -----------      -----------
       Total stockholders' equity................    4,315,932        4,759,860
                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....... $ 12,183,072     $ 13,427,129
                                                   ===========      ===========










            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2001 and 2000

                                                       2001             2000
                                                   -----------      -----------

REVENUES
   Sales......................................... $ 26,740,710     $ 18,176,520
   Service revenue...............................    4,432,869        7,116,523
                                                   -----------      -----------
                                                    31,173,579       25,293,043
COST OF REVENUES
   Cost of goods sold............................   22,006,762       14,398,705
   Direct servicing costs........................      973,750        1,860,732
                                                   -----------      -----------
                                                    22,980,512       16,259,437
                                                   -----------      -----------

GROSS PROFIT.....................................    8,193,067        9,033,606

OPERATING EXPENSES
   Selling, general and administrative...........    6,579,790        7,171,835
   Write off of equipment........................       55,879                -
   Depreciation and amortization of property
      and equipment..............................      832,433          845,680
                                                   -----------      -----------
                                                     7,468,102        8,017,515
                                                   -----------      -----------

INCOME FROM OPERATIONS...........................      724,965        1,016,091

OTHER INCOME (EXPENSES)
   Interest income...............................        8,671           20,008
   Interest expense..............................     (874,075)        (843,527)
   Amortization of deferred financing costs......     (274,231)        (295,028)
   Lawsuit settlements...........................            -         (549,086)
   Other, net....................................      (19,258)         (26,009)
                                                   -----------      -----------
                                                    (1,158,893)      (1,693,642)
                                                   -----------      -----------
LOSS BEFORE PROVISION FOR INCOME TAXES
     AND EXTRAORDINARY GAIN......................     (433,928)        (677,551)

PROVISION FOR INCOME TAXES.......................            -                -
                                                   -----------      -----------
LOSS BEFORE EXTRAORDINARY GAIN...................     (433,928)        (677,551)

EXTRAORDINARY GAIN...............................            -          568,750
                                                   -----------      -----------
NET LOSS......................................... $   (433,928)    $   (108,801)
                                                   ===========      ===========
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS..... $   (479,710)    $   (158,471)
                                                   ===========      ===========

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2001 and 2000
                                   (Continued)

                                                       2001             2000
                                                   -----------      -----------

Basic and diluted net loss per share
   attributable to common stockholders........... $       (.06)     $      (.02)
                                                   ===========      ===========
Number of weighted average shares of common
   stock outstanding (basic and diluted).........    8,276,648        7,963,523
                                                   ===========      ===========









            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2001 and 2000

                          Preferred Stock          Common Stock       Additional
                         Number of               Number of             Paid-in       Accumulated
                          Shares     Amount       Shares    Amount     Capital         Deficit          Total
                         --------   --------    ---------   -------   -----------   ------------    -------------
Balances at
 January 1, 2000         119,588    $119,588    7,034,684   $70,347   $13,225,368    $(9,741,446)      $3,673,857

Units exchanged for
 common and preferred
 stock                     1,000       1,000        1,000        10       (1,010)              -                -

Reversal of common
 stock issued for
 compensation                  -           -      (44,810)     (448)         448               -                -

Common stock issued
 as settlement of debt         -           -    1,100,000    11,000    1,020,250               -        1,031,250

Dividends paid by
 issuance of common            -           -      107,323     1,073       48,597         (49,670)               -
 stock

Warrants issued with
 debt                          -           -            -         -      163,554               -          163,554

Net loss for 2000              -           -            -         -            -        (108,801)        (108,801)
                         --------   --------    ---------   -------   ----------    ------------    -------------
Balances at
 December 31, 2000        120,588    120,588    8,198,197    81,982   14,457,207      (9,899,917)       4,759,860

Common stock returned
 previously issued
 for compensation               -          -       (5,000)      (50)      (9,950)              -          (10,000)

Conversion of preferred
 stock into common
 stock                     (5,500)    (5,500)      11,000       110        5,390               -                -

 Dividends paid by
  issuance of common
  stock                         -          -      199,193     1,992       43,790         (45,782)               -

Net loss for 2001               -          -            -         -            -        (433,928)        (433,928)
                         --------   --------    ---------   -------   ----------    ------------    -------------
Balances at December 31,
 2001                     115,088   $115,088    8,403,390   $84,034  $14,496,437    $(10,379,627)      $4,315,932
                         ========   ========    =========   =======   ==========    ============    =============



                        The accompanying footnotes are an
             integral part of this consolidated financial statement.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2001 and 2000

                                                       2001             2000
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss    ..................................... $   (433,928)    $   (108,801)
Adjustments to reconcile  net loss to net cash
  provided by (used by)  operating activities:
    Common stock return recorded as other income       (10,000)               -
    Depreciation and amortization of property
       and equipment.............................      832,433          845,680
    Write-off of equipment.......................       55,879                -
    Write-off of notes receivable................            -           80,146
    Extraordinary gain on retirement of
       note payable..............................            -         (568,750)
    Amortization of deferred financing costs.....      274,231          295,028
    Amortization of debt discount................       54,371          228,799
    Change in operating assets and liabilities
       (net of effects of acquisition and
      de-consolidation)
         Accounts receivable - trade.............      964,580       (1,037,813)
         Accounts receivable - other.............       10,192           27,621
         Inventories.............................     (130,330)      (1,692,183)
         Prepaid expenses and other current
           assets................................      (90,153)        (213,607)
             Other assets........................       13,510            8,025
         Accounts payable........................       21,156          579,775
         Accrued liabilities.....................     (188,292)        (319,411)
         Other current liabilities...............        3,044          (34,919)
                                                   -----------      -----------
Net cash provided by (used in) operating activities  1,376,693       (1,910,410)
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment..........     (163,148)        (335,554)
    Payments received on notes receivable........            -          107,031
    Increase in certificate of deposit                  (7,044)               -
    Proceeds from sale of certificate of deposit.            -          106,775
                                                   -----------      -----------
Net cash used by investing activities............     (170,192)        (121,748)
                                                   -----------      -----------







            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     Years ended December 31, 2001 and 2000



                                                       2001             2000
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on bank lines of credit...........     (510,358)       2,228,188
  Repayment of long-term debt....................     (180,050)        (751,231)
  Proceeds of long-term debt.....................            -          336,446
  Proceeds from sale of common stock warrants....            -          163,554

                                                   -----------      -----------
Net cash provided by (used in) financing
     activities..................................     (690,408)       1,976,957
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS.................................      516,093          (55,201)

Cash and cash equivalents at beginning
     of year   ..................................      839,060          894,261
                                                   -----------      -----------

Cash and cash equivalents at end of year......... $  1,355,153     $    839,060
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF INTEREST PAID........ $    851,000     $    632,000
                                                   ===========      ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Preferred stock converted
    into common stock............................ $      5,500     $          -
                                                   ===========      ===========
  Issuance of common stock for
    settlement of note payable................... $          -     $  1,031,250
                                                   ===========      ===========
  Dividends paid through issuance
    of common stock.............................. $     45,782     $     49,670
                                                   ===========      ===========

  Acquisition of property and equipment
    through capital lease........................ $          -     $     17,288
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

UBC stocks and sells batteries and battery products. As a part of UBC's battery sales, significant value is added through the assembly of "battery packs". UBC also stocks and sells electronic components. UBC's electronic components sales are generated by in-house sales staff and sales representatives. During the two years ended December 31, 2001 and 2000, the majority of the sales revenue was related to battery sales.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TEI, UBC and AHS. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company".

Cash and Cash Equivalents

The Company considers all unrestricted highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents for purposes of the Statements of Cash Flows.

Certificate of Deposit

At December 31, 2001 and 2000, the Company's subsidiary UBC has pledged a $150,000 standby letter of credit with one of their major vendors. The Company has a 180 day certificate of deposit which secures the standby letter of credit.

Inventories

Inventories consist primarily of electronic components and materials used in the assembly of batteries into "packs". All items are stated at the lower of cost or market. Electronic components and battery pack inventory is determined by the average cost method by specific part. The Company performs periodic evaluations, based upon business trends, to specifically identify obsolete, slow moving, and non-salable inventory. Inventory allowances are evaluated periodically to ensure they reflect current business trends.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value. There was no impairment of the value of such assets for the years ended December 31, 2001 and 2000.

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

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss increased by preferred dividends by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. The Company's common stock equivalents 5,994,081 and

9,161,321 in stock options and warrants as of December 31, 2001 and 2000, respectively, are not included in the diluted loss per share for 2001 and 2000 as they are antidilutive. Therefore, diluted and basic loss per share is identical. Net loss per share attributable to common stockholders has been increased for dividends on preferred stock totaling $45,782 and $49,670 for 2001 and 2000, respectively.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company believes the adoption of SFAS 142 will not have a material effect on its financial position or results of operation.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company believes the adoption of SFAS 143 will not have a material effect on its financial position or results of operation.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company believes the adoption of SFAS 144 will not have a material effect on its financial position or results of operation.


NOTE C - INVENTORIES

Inventories at December 31, 2001 and 2000, consist of the following:

                                                       2001             2000
                                                   -----------      -----------
       Electronic components....................  $  3,609,612     $  3,638,815
       Inventory obsolescence reserve...........      (175,741)        (335,274)
                                                   -----------      -----------
                                                  $  3,433,871     $  3,303,541
                                                   ===========      ===========
NOTE D - LINE OF CREDIT

Line of credit at December 31, 2001 and 2000 consists of the following:

                                                       2001             2000
                                                   -----------      -----------

       $3,000,000   line  of  credit   with  bank
       payable on demand,  with interest  payable
       monthly at the bank's  reference rate plus
       2% (6.75% at December 31, 2001),  maturing
       August   2002  and   secured  by  accounts
       receivable,  inventories, and equipment of
       UBC.  Pursuant to borrowing base formulas,
       as  of  December   31,   2001   additional
       borrowings of $351,000 are available under
       the line of credit........................ $  2,107,362     $  2,617,720
                                                   ===========      ===========

NOTE E - LONG-TERM DEBT

Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                       2001             2000
                                                   -----------      -----------
       Note  payable to financing  company,  with
       interest  payable  monthly  at 20.5%,  and
       principal  due  at  maturity   (March  27,
       2003),  guaranteed by TEI, with first lien
       on all AHS assets  and second  lien on AHS
       common stock (see additional discussion in
       Notes F and O)............................ $  1,343,800     $  1,341,160

       Note  payable to financing  company,  with
       interest  payable  monthly  at 20.5%,  and
       principal  due  at  maturity   (March  27,
       2003),  guaranteed by TEI, with first lien
       on all AHS assets  and second  lien on AHS
       common stock (see additional discussion in
       Notes F and O)............................      861,400          879,469

       Non-interest    bearing   unsecured   note
       payable  to a related  party,  payable  as
       cash   flow   permits   (see    additional
       discussion in Notes F and O)..............       67,000           67,000

       Note payable to a related party,  interest
       due monthly at 12%, matures June 10, 2002,
       secured  by  common   stock  of  AHS  (see
       additional   discussion  in  Notes  F  and
       O)........................................      500,000          500,000

       Installment   notes   payable  to  leasing
       company,   due  in  monthly   installments
       ranging  from $3,004 to $3,695,  including
       interest  at rates from  14.50% to 14.52%,
       maturing at various  dates though  October
       2002,   collateralized  by  facsimile  and
       business center equipment of AHS..........       76,856          181,173

       Other.....................................        9,921           15,854
                                                   -----------      -----------
                                                     2,858,977        2,984,656
       Less current maturities...................     (643,856)      (2,894,990)
                                                   -----------      -----------
                                                  $  2,215,121     $     89,666
                                                   ===========      ===========

Maturities on long-term debt are as follows:

             Year ended
            December 31,
            ------------
               2002.............................  $    643,856
               2003.............................     2,209,047
               2004.............................         4,269
               2005.............................         1,805
                                                   -----------
                                                  $  2,858,977
                                                   ===========

NOTE F - RELATED PARTY TRANSACTIONS

The Company leases its Texas office and warehouse space, from a partnership consisting of members of the family of a shareholder. Rent paid to the partnership was $100,800 and $95,200 for the years ended December 31, 2001 and 2000, respectively.

During 1999, the Company borrowed $1,525,000 from a finance company that has an officer who is a relative of TEI's president. The Company paid a loan origination fee of $150,737. The loan requires interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 but has been extended until March 27, 2003 (See Note O - Subsequent Events). As additional consideration the finance company originally received warrants to purchase 116,703 shares of TEI common stock exercisable at $0.75 per share. The warrants vested immediately and expire on October 20, 2004. The fair value of the warrants of $91,255 was recorded as a discount to the original debt and was amortized over the original term of the debt. The fair value was estimated using the Black-Scholes Model with the following assumptions: dividend yield of 0%; expected volatility of 299%; risk free interest rate of 6%; and an expected life of 5 years.

During 1999, the Company borrowed $1,000,000 from a finance company that has a principal who is also a shareholder of TEI. The Company paid a loan origination fee of $98,828. The loan requires interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 but has been extended until March 27, 2003 (See Note O - Subsequent Events). As additional consideration the finance company originally received warrants to purchase 76,514 shares of TEI common stock exercisable at $0.75 per share. The warrants vested immediately and expire on October 20, 2004. The fair value of the warrants of $59,839 was recorded as a discount to the original debt and was amortized over the original term of the debt. The fair value was estimated using the Black-Scholes Model with the following assumptions: dividend yield of 0%; expected volatility of 299%; risk free interest rate of 6%; and an expected life of 5 years.

Also during 1999, the Company engaged an investment company, in which the Company's president is a director and shareholder to act as sales agent in a private placement transaction. The investment company received a placement fee of 500,000 warrants in consideration for these services rendered. In addition, the Company retained the investment company to refinance certain outstanding indebtedness. The investment company also received an additional 550,000 warrants in consideration for these services rendered. The 1,050,000 warrants are exercisable at $0.75 per share and expire on October 20, 2004. Additionally, during 1999, the investment company loaned the Company $107,000 under a non-interest bearing unsecured note payable. During 2000, the Company paid
$40,000 on this note, reducing the outstanding balance to $67,000 at December 31, 2000 and 2001.

During February 2000, $500,000 was borrowed from Caspic International, Inc. ("Caspic"). William Tan, the President, CEO and a significant shareholder of TEI is also a director and shareholder of Caspic. The loan has been extended and is currently due on June 10, 2002, bears an interest rate of 12% per annum, payable monthly, and is secured by a pledge of the shares of capital stock of AHS (See Note O - Subsequent Events). As additional consideration for the loan, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share, exercisable immediately, with an expiration date of February 23, 2005. The fair value of the warrants of $163,554 was recorded as a discount to the original debt and was amortized over the original term of the debt. The fair value was estimated using the Black-Scholes Model with the following assumptions: dividend yield of 0%; expected volatility of 140%; risk free interest rate of 5%; and an expected life of 5 years.

NOTE G - PREFERRED STOCK

The preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2001 the Company has paid all dividends which have accrued on the preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. 5,500 shares of outstanding preferred stock were converted into 11,000 shares of common stock in 2001.

NOTE H - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2001 and 2000 consist of the following:
                                                       2001             2000
                                                   -----------      -----------
  Current deferred tax asset..................... $    154,329     $    259,075
  Current deferred tax liability.................            -                -
  Valuation allowance............................     (154,329)        (259,075)
                                                   -----------      -----------
  Net current deferred tax asset................. $          -     $          -
                                                   ===========      ===========
  Non-current deferred tax asset................. $  3,788,929     $  2,040,727
  Non-current deferred tax liability.............   (1,484,201)               -
  Valuation allowance............................   (2,304,728)      (2,040,727)
                                                   -----------      -----------
  Net non-current deferred tax asset............. $          -     $          -
                                                   ===========      ===========
The current deferred tax asset results primarily from the provision for inventory obsolescence and doubtful accounts and certain accrued liabilities which are not deductible for income tax purposes until paid. The non-current deferred tax asset arises from the different useful lives for depreciating assets for federal income tax purposes and from the net operating loss carry forward. The net operating loss available at December 31, 2001 amounts to approximately $11,000,000 and begins to expire in 2011. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The Company's income tax benefit for the years ended December 31, 2001 and 2000 differed from the statutory federal rate of 34 percent as follows:

                                                       2001             2000
                                                   -----------      -----------
  Statutory rate applied to loss
     before income taxes......................... $   (147,536)    $    (36,992)
  Increase (decrease) in income taxes
     resulting from:
       Amounts not deductible for federal
         income tax purposes.....................       37,172           32,460
       State income taxes, net of federal
         income tax effect.......................      (12,888)          (3,231)
       Increase in valuation allowance...........      159,255           79,111
       Change in previous year estimate..........      (36,003)         (71,348)
       Net assets purchased......................            -                -
                                                   -----------      -----------
  Income tax benefit............................. $          -     $          -
                                                   ===========      ===========

NOTE I - CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

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

In the normal course of business, the Company extends unsecured credit to virtually all of its customers. The Company has a broad base of customers located throughout the United States and abroad, which reduces its credit risk. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance. At December 31, 2001 and 2000, one accounts receivable account comprised approximately 13% and 34%, respectively, of the total trade accounts receivable balance. Through the date of this report, substantially all of this amount has been collected. During the year ended December 31, 2001, one customer accounted for 31% of total revenues while in 2000 one customer accounted for 24% of total revenues. UBC has certain significant suppliers of its battery products and electronic components. The loss of any of these relationships could have a material adverse effect on the Company. AHS relies on one manufacturer to provide all fax machines. The loss of this relationship could have a material adverse effect on the Company.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2001 and 2000 the carrying value of the Company's certificate of
deposit,   accounts   receivable,   accounts  payable  and  accrued  liabilities
approximate fair value because of their short term nature.

The line of credit and long-term debt carrying values approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms.

NOTE K - STOCK OPTIONS AND WARRANTS

Compensatory stock options

On July 19, 1995, the Board of Directors approved the 1995 Incentive Stock Plan ("1995 Plan") which provided for 125,000 common stock options to be issued through December 31, 1999. At December 31, 2001, there are 49,500 outstanding under the 1995 Plan.

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. On August 13, 1999, 341,250 options were issued to certain employees with an exercise price of $1.00 per share, vested immediately and are exercisable over two years. On November 15, 1999, an additional 1,030,000 options under the 1999 Plan were issued to certain employees with an exercise price of $0.75 per share. The majority of the options vested immediately, and expire from two to five years. At December 31, 2001, there are 1,260,500 options outstanding under the 1999 Plan.

On June 24, 2000, the Board of Directors approved the 2000 Incentive Stock Option Plan ("2000 Plan") in terms of which 2,000,000 common stock options can be issued. At various dates throughout 2000, 80,000 options were issued under the "2000 Plan" to certain employees with an exercise price of $0.72 per share. The options vest over a two year period, and expire between three to four years. At December 31, 2001, there are 57,000 options outstanding under the 2000 Plan.

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


                                                    Years ended December 31,
                                                     2001              2000
                                                  ----------       -----------

Net loss attributable to
   common shareholders
                              As reported........$  (479,710)     $   (158,471)
                              Pro forma..........$  (485,464)     $   (174,323)

Basic and diluted net loss
   per share attributable
   to common shareholders
                             As reported.........$      (.06)     $       (.02)
                             Pro forma...........$      (.06)     $       (.02)


The fair value of each option grant for TEI stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000: dividend yield of 0 percent; expected volatility of 140%; risk free interest rate of 5%; and an expected life of 2 years; and the following assumptions used for grants in 2001: dividend yield of 0 percent; expected volatility of 169%; risk free interest rate of 4.7%; and an expected life of 3 years.

A summary of the Company's compensatory stock option plans as of December 31, 2001 and 2000 and changes during the years ended December 31, 2001 and 2000 are as follows:

                                               Weighted Average     Range of
                                      Options   Exercise Price   Exercise Price
                                    ---------- ---------------- ----------------
Outstanding at January 1, 2000...   1,461,250       $.82         $.75   -  $1.75

Granted..........................      80,000        .72          .72   -    .72
Cancelled........................     (50,000)       .75          .75   -    .75
                                    ---------
Outstanding at December 31, 2000.   1,491,250        .85          .72   -   1.75

Cancelled........................    (124,250)       .87          .72   -   1.75
                                    ---------
Outstanding at December 31, 2001.   1,367,000        .85          .72   -   1.75
                                    =========

At December 31, 2001 there are 1,367,000 compensatory stock options outstanding with a weighted-average exercise price of $.85. At December 31, 2001, 1,354,000 of these options are exercisable with a weighted-average exercise price of $0.85. The weighted-average remaining contractual life of the compensatory options outstanding approximated 2.2 years.

Other options

On October 11, 1999, the Board of Directors approved the issuance of 87,500 stock options in connection with a severance agreement and for services performed. The options were granted with an exercise price of $0.75 per share, vested immediately and are exercisable over two years. On October 31, 2001, 50,000 of these options expired. As of December 31, 2001, 37,500 options exercisable at $0.75 per share remained outstanding.

Warrants

Effective February 10, 1997, the Company sold 1,100,000 shares of common stock and warrants to acquire an additional 1,000,000 shares of common stock for $1,870,000. The warrants had an exercise price per share of $2.15. Each warrant originally expired thirteen months from the date of issuance. On March 1, 1998, the Company and the warrant holders agreed to amend the original warrant agreement. The amendment adjusted the exercise price to $2.50 per share and extended the exercise period to March 10, 1999. On February 11, 1999, the Company agreed to extend the exercise period to March 10, 2000 at the same exercise price of $2.50 per share. On February 17, 2000, the Company agreed to extend the exercise period to March 10, 2002 at the same exercise price of $2.50 per share. At December 31, 2001, all 1,000,000 warrants were outstanding.

Effective December 12, 1997, the Company sold 1,000,000 shares of common stock and warrants to acquire an additional 1,000,000 shares of common stock for net proceeds of $1,470,500. The warrants had an exercise price of $1.75 and expired twelve months from the date of issuance. On November 12, 1998, the Company agreed to extend the exercise period to December 12, 1999 at the same exercise price of $1.75 per share. On November 30, 1999, the Company agreed to extend the exercise period to December 12, 2001 at the same exercise price of $1.75 per share. On December 12, 2001 all 1,000,000 warrants expired unexercised.

Effective December 12, 1997, the Company adjusted the terms of certain previously issued warrants. The exercise price was reduced from $3.50 to $3.30 per warrant. Each warrant was also adjusted to entitle the holder the purchase of 1.06 shares of the Company's common stock, and may be redeemed at the option of the holder at $0.10 per warrant on 30 days written notice if the average price of the common stock exceeds $5.25 per share for 30 consecutive trading days prior to the notice. On October 12, 2000, the Company announced that it extended the expiration date of the warrants to November 30, 2001. The warrants expired unexercised on November 30, 2001.

During 1999, the Company sold common stock pursuant to a private placement. As part of the private placement, each common stock share purchased included a warrant to purchase an additional share of common stock at $0.75 per share. A total of 2,036,354 warrants were issued as part of the private placement. The warrants vested immediately and expire October 20, 2004. At December 31, 2001, all 2,036,354 warrants are outstanding.

During 1999, the Company issued warrants to purchase 193,217 shares of common stock associated with loans from two related parties (see additional discussion in note F). At December 31, 2001, all 193,217 warrants are outstanding.

During 1999, the Company issued warrants to purchase 1,050,000 shares of common stock to a related party for fund raising and the arrangement of certain debt (see additional discussion in note F). At December 31, 2001, all 1,050,000 warrants are outstanding.

During 2000, the Company issued warrants to purchase 250,000 shares of common stock to a related party for loaning the Company $500,000 (see additional discussion in note F). At December 31, 2001, all 250,000 warrants are outstanding.

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

NOTE M - SEGMENTS

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                    Year Ended December 31, 2001
                      --------------------------------------------------------
                                       Battery and
                        Facsimile &     Electronic
                      Business Center     Sales      Adjustment   Consolidated
                      ---------------  ------------  -----------  ------------
Revenue               $ 4,432,869      $ 26,739,501  $     1,209  $ 31,173,579
Depreciation and
  amortization            732,236            93,633        6,564       832,433
Segment profit (loss)  (1,121,745)          842,325     (154,508)     (433,928)
Segment assets          3,775,480         8,379,689       27,903    12,183,072
Capital expenditures
  by segment              130,303            31,324        1,521       163,148


                                    Year Ended December 31, 2000
                      --------------------------------------------------------
                                        Battery and
                        Facsimile &     Electronic
                      Business Center     Sales      Adjustment   Consolidated
                      ---------------  ------------  -----------  ------------

Revenue               $ 7,116,523      $ 18,176,520  $         -  $ 25,293,043
Depreciation and
  amortization            754,672            85,728        5,280       845,680
Segment profit (loss)     213,067           322,345     (644,213)     (108,801)
Segment assets          5,287,563         7,917,606      221,960    13,427,129
Capital expenditures
  by segment              197,863           129,365        8,326       335,554


The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate capital expenditures to reconcile segment balances to consolidated balances.


NOTE N - COMMITMENTS AND CONTINGENCIES

Litigation

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

Operating Leases

The Company leases certain office facilities under various non-cancelable operating leases. Minimum future payments on these leases as of December 31, 2001 are as follows:

           Years ending
            December 31,

                2002......................................$         397,652
                2003......................................          342,892
                2004......................................          327,240
                2005......................................          155,490
                2006......................................          109,440
                Thereafter................................           36,480
                                                               ------------
                                                          $       1,369,194
                                                               ============

Rent expense for the years ended December 31, 2001 and 2000 amounted to approximately $336,000 and $330,000.

Commitments

AHS has entered into agreements with certain leasing companies which require AHS to make monthly payments which represents the estimated residual value at the end of a four-year leasing contract. The future minimum payments under these agreements at December 31, 2001 are as follows:

             Year ended
            December 31,

                2002......................................$          76,856
                                                               ============

During 2000, AHS entered into an agreement to purchase facsimile equipment totaling $630,000. $378,000 was paid in 2000 and is included in prepaid expenses at December 31, 2001 and 2000. During 2001, AHS purchased $180,600 of the facsimile equipment pursuant to this agreement. At December 31, 2001, AHS's remaining commitment totals $71,400.


NOTE O - SUBSEQUENT EVENTS

On March 28, 2002, the maturity dates of the $1,525,000 note payable and the $1,000,000 note payable discussed in Notes E and F were extended to March 27, 2003. As a result of these extensions, these obligations have been presented as long-term debt in the accompanying 2001 consolidated balance sheet. Additionally, the maturity date on the $500,000 note payable discussed in Notes E and F was extended to June 10, 2002.