Form 10QSB
period 2002-03-31
TECH ELECTRO INDUSTRIES INC/TX
filed 2002-05-15
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2002

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210


                          Tech Electro Industries, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                Texas                                   75-2408297
     -------------------------------              --------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation of organization)                Identification No.)

             275 N Franklin Turnpike Suite #230 Ramsey, NJ  07446
        ----------------------------------------------------------------
                     (Address of principal executive office)


                                 (201) 760-9900
                          ----------------------------
                           (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

As of March 31, 2002, 8,403,390 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.


                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2002 (unaudited)
and December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Operations for the three
months ended March 31, 2002 and 2001 (unaudited) . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the three
months ended March 31, 2002 and 2001 (unaudited) . . . . . . . . . .   7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .   9

Item 2.  Management's Discussion and Analysis or Plan of Operation..  11

PART II - Other Information. . . . . . . . . . . . . . . . . . . . .  15

Item 1.  Legal Proceedings.. . . . . . . . . . . . . . . . . . . . .  15

Item 2.  Changes in Securities.. . . . . . . . . . . . . . . . . . .  15

Item 3.  Defaults Upon Senior Securities.. . . . . . . . . . . . . .  15

Item 4.  Submission of Matters to a Vote of Securities Holders.. . .  15

Item 5.  Other Information.. . . . . . . . . . . . . . . . . . . . .  15

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  15

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                March 31,     December 31,
                                                  2002           2001
                                              (Unaudited)
                                              ------------   -------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . .   $    831,429   $   1,355,153
  Certificate of deposit - restricted . . .        161,422         160,563
  Accounts and notes receivable
    trade, net of allowance for doubtful
    accounts of $139,614 (unaudited) and
    $133,111  . . . . . . . . . . . . . . .      3,510,290       3,426,120
    Other . . . . . . . . . . . . . . . . .         26,154          30,088
  Inventories, net of allowance for
    obsolescence of $178,741 (unaudited)
    and $175,741. . . . . . . . . . . . . .      2,992,071       3,433,871
  Prepaid expenses and other current assets      1,108,980         905,017
                                              ------------   -------------

      Total current assets. . . . . . . . .      8,630,346       9,310,812
                                              ------------   -------------
PROPERTY AND EQUIPMENT
  Facsimile and business center equipment        3,121,557       3,423,261
  Machinery and equipment . . . . . . . . .        581,178         561,152
  Furniture and fixtures  . . . . . . . . .        283,517         246,733
  Computer equipment. . . . . . . . . . . .        212,210         215,208
  Leasehold improvements. . . . . . . . . .        187,776         181,276
  Vehicles. . . . . . . . . . . . . . . . .         46,262          46,262
                                              ------------   -------------
                                                 4,432,500       4,673,892
  Less accumulated depreciation and
    amortization. . . . . . . . . . . . . .     (1,621,146)     (1,806,558)
                                              ------------   -------------
      Net property and equipment. . . . . .      2,811,354       2,867,334
                                              ------------   -------------

OTHER ASSETS. . . . . . . . . . . . . . . .         11,651           4,926
                                              ------------   -------------
TOTAL ASSETS. . . . . . . . . . . . . . . .   $ 11,453,351   $  12,183,072
                                              ============   =============






            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31,     December 31,
                                                 2002            2001
                                              (Unaudited)
                                            -------------   -------------
CURRENT LIABILITIES
  Line of credit . . . . . . . . . . . .    $   1,648,683   $   2,107,362
  Current portion of long-term debt  . .        2,823,584         643,856
  Accounts payable . . . . . . . . . . .        1,962,023       2,447,573
  Accrued liabilities  . . . . . . . . .          574,412         440,984
  Other current liabilities  . . . . . .            9,200          12,244
                                            -------------   -------------
      Total current liabilities. . . . .        7,017,902       5,652,019
                                            -------------   -------------
LONG-TERM DEBT, less current portion . .            8,660       2,215,121
                                            -------------   -------------
      Total liabilities. . . . . . . . .        7,026,562       7,867,140

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value;
    1,000,000 shares authorized; 115,088
    Class A issued and outstanding;
    liquidation preference of $633,087 .          115,088         115,088
  Common stock - $0.01 par value;
    50,000,000 shares authorized; 8,403,390
    (unaudited) shares issued and
    outstanding                                    84,034          84,034
  Additional paid-in capital . . . . . .       14,485,216      14,496,437
  Accumulated deficit  . . . . . . . . .      (10,257,549)    (10,379,627)
                                            -------------   -------------
      Total stockholders' equity . . . .        4,426,789       4,315,932
                                            -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  11,453,351   $  12,183,072
                                            =============   =============















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                         2002          2001
                                                    -------------  -----------
REVENUES
  Sales  . . . . . . . . . . . . . . . . . . . .    $  6,116,697   $ 5,474,789
  Service revenue. . . . . . . . . . . . . . . .       1,020,041     1,394,618
                                                    ------------  ------------
                                                       7,136,738     6,869,407
COST OF REVENUES
  Cost of goods sold . . . . . . . . . . . . . .       4,803,030     4,430,733
  Direct servicing costs . . . . . . . . . . . .         183,782       366,683
                                                    ------------  ------------
                                                       4,986,812     4,797,416
                                                    ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . . .       2,149,926     2,071,991

OPERATING EXPENSES
  Selling, general and administrative. . . . . .       1,594,482     1,660,819
  Depreciation and amortization of property
    and equipment. . . . . . . . . . . . . . . .         124,075       212,885
                                                     -----------  ------------
                                                       1,718,557     1,873,704
                                                     -----------  ------------
INCOME FROM OPERATIONS . . . . . . . . . . . . .         431,369       198,287

OTHER INCOME (EXPENSES)
  Interest income  . . . . . . . . . . . . . . .             864         3,650
  Interest expense . . . . . . . . . . . . . . .        (184,863)     (249,253)
  Amortization of deferred financing costs . . .               -       (73,756)
  Other, net . . . . . . . . . . . . . . . . . .        (125,292)       (1,873)
                                                     -----------  ------------
                                                        (309,291)     (321,232)
                                                     -----------  ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          122,078      (122,945)

PROVISION FOR INCOME TAXES . . . . . . . . . . .               -             -
                                                     -----------  ------------
NET INCOME (LOSS). . . . . . . . . . . . . . . .     $   122,078  $   (122,945)
                                                     ===========  ============








            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                         2002          2001
                                                    ------------   ------------

Net income (loss) attributable to common
  stockholders . . . . . . . . . . . . . . . . . .  $    110,857   $   (132,351)
                                                    ============   ============

Basic and diluted net income (loss) per share
  attributable to common shareholders. . . . . . .  $       0.01   $      (0.02)
                                                    ============   ============

Number of weighted-average shares of common
  stock outstanding (basic and diluted). . . . . .     8,403,390      8,210,320
                                                    ============   ============

































            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                         2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES                -------------   -----------
Net income (loss). . . . . . . . . . . . . . . . .  $     122,078   $  (122,945)
Adjustments  to  reconcile  net  income
   (loss) to net cash  provided by
   operating activities:
    Depreciation of property and equipment . . . .        124,075       212,885
    Provision for bad debts. . . . . . . . . . . .          6,503         6,000
    Provision for obsolete inventory . . . . . . .          3,000         3,000
    Amortization of debt discount  . . . . . . . .              -        16,311
    Amortization of deferred financing costs . . .              -        73,756
    Loss on disposal of equipment. . . . . . . . .         65,359             -
    Change in operating assets and liabilities
      Accounts receivable - trade. . . . . . . . .        (90,673)      807,937
      Accounts receivable - other. . . . . . . . .          3,934         6,820
      Inventories. . . . . . . . . . . . . . . . .        438,800       545,885
      Prepaid expenses and other current assets. .       (203,963)       36,991
      Other assets . . . . . . . . . . . . . . . .         (6,725)        5,543
      Accounts payable . . . . . . . . . . . . . .       (485,550)   (1,102,571)
      Accrued liabilities. . . . . . . . . . . . .        130,384      (267,543)
                                                    -------------  ------------
Net cash provided by operating activities. . . . .        107,222       222,069
                                                    -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment. . . . . . .       (133,454)      (11,276)
  Payments received on notes receivable. . . . . .              -           331
  Purchase of certificate of deposit . . . . . . .           (859)       (2,113)
                                                    -------------  ------------
Net cash used in investing activities  . . . . . .       (134,313)      (13,058)
                                                    -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on line of credit . . . . . . . . .       (458,679)     (229,243)
  Repayment of long-term debt. . . . . . . . . . .        (26,733)      (95,207)
  Payment of preferred stock dividends . . . . . .        (11,221)            -
                                                    -------------  ------------
Net cash used in financing activities. . . . . . .       (496,633)     (324,450)
                                                    -------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . .       (523,724)     (115,439)









            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
               For The Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                      2002          2001
                                                 ------------   ------------
Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . . .        1,355,153        839,060
                                                 ------------   ------------
Cash and cash equivalents at end of period .     $    831,429   $    723,621
                                                 ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Dividends paid through issuance
    of common stock  . . . . . . . . . . . .     $          -   $      9,406
                                                 ============   ============


































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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2002. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE B - ORGANIZATION

Tech Electro Industries, Inc. ("TEI") was formed on January 10, 1992 as a Texas corporation. TEI's subsidiary, Computer Components Corporation ("CCC"), doing business as Universal Battery Corporation ("UBC"), stocks and sells electronic components and batteries. Within the battery sales activity, there is significant value added to the batteries in the assembly of batteries into "packs". UBC's battery and electronic components sales are generated by in-house sales staff and sales representatives to customers throughout the United States. TEI's subsidiary, AlphaNet Hospitality Systems, Inc. ("AHS"), provides in-room facsimile and business center services to the hotel industry. AHS generates revenues from its product line which includes InnFax(R), The Office (TM) , InnPhone and InnPhonePlus. InnFax(R) is a patented in-room facsimile service which offers guests a personal facsimile number and e-mail address to send and receive correspondence during the duration of their stay, as well as facsimile, printing and copying capabilities. The Office (TM), is a full service, credit card activated business center for business travelers staying at hotels. InnPhone and InnPhonePlus are digital and analog phones distributed by AHS to the hospitality industry.

NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased or increased by the preferred stock dividends of $11,221 and $9,406 for the three month periods ending March 31, 2002 and 2001, respectively by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. TEI's common stock equivalents are not included in the diluted loss per share for the three month periods ended March 31, 2001 as they are antidilutive. At March 31, 2002, all outstanding stock options and warrants have exercise prices greater than the current fair value of the underlying stock and therefore, have no effect on the income per share computation.

NOTE D - LINE OF CREDIT

On March 27, 2002, UBC obtained a $12,000,000 line of credit with a financing company, payable on demand, with interest payable monthly at prime plus 1.25%, maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of UBC. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of UBC's eligible accounts receivable and percentage of eligible inventory. On March 31, 2002, $1,648,683 of the line of credit was outstanding, while $885,255 remained available for borrowings under the line of credit.

NOTE E - NOTES PAYABLE

AHS has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of March 31, 2002, AHS owes $1,343,800 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of March 31, 2002, AHS owes $861,400 in principal on this note. These notes, which have an interest rate of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2003. These notes are secured by a first lien on all AHS assets and a second lien on all AHS stock owned by TEI.

On March 28, 2002, Caspic International, Inc., a related party financing company, extended the maturity date of a TEI $500,000 note payable to June 10, 2002.

NOTE F - SEGMENTS

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                     -------------------------------------------------------
                                                Three Months Ended March 31, 2002
                                     -------------------------------------------------------
                                                       Battery and
                                      Facsimile &      Electronic
                                     Business Center     Sales      Adjustment  Consolidated
                                     ---------------  ------------  ----------  ------------
Revenue                              $ 1,018,696      $ 6,116,697   $   1,345   $ 7,136,738
Depreciation and amortization             97,462           24,972       1,641       124,075
Segment profit (loss)                    (36,623)         167,573      (8,872)      122,078
Segment assets                         3,784,841        7,553,063     115,447    11,453,351
Capital expenditures by segment           68,875           64,579           -       133,454

                                     -------------------------------------------------------
                                                Three Months Ended March 31, 2001
                                     -------------------------------------------------------
                                                      Battery and
                                       Facsimile &     Electronic
                                     Business Center     Sales      Adjustment  Consolidated
                                     ---------------  ------------  ----------  ------------

Revenue                              $ 1,394,618      $ 5,474,789   $       -   $ 6,869,407
Depreciation and amortization            188,445           23,168       1,272       212,885
Segment profit (loss)                   (350,994)         210,111      17,938      (122,945)
Segment assets (as restated)           4,752,497        6,854,417      19,017    11,625,931
Capital expenditures by segment            7,817            3,459           -        11,276

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate capital expenditures to reconcile segment balances to consolidated balances.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with TEI's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of TEI's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. TEI's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in TEI's Annual Report on Form 10-KSB for the year ended December 31, 2001.


BACKGROUND AND RECENT DEVELOPMENTS

On March 7, 2002, UBC signed an agreement with Brink's Home Security Inc., the security division of the Pittston Brinks Group, to procure and assemble security components for both residential and commercial alarm systems. This agreement became effective May 1, 2002 and will continue for a two year period. The Company believes that this agreement will provide significant revenues in the future.

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


RESULTS OF OPERATIONS

Currently, Tech Electro Industries, Inc.'s ("TEI") operations are conducted through its two wholly-owned subsidiaries, Computer Components Corporation ("CCC"), doing business as Universal Battery Corporation ("UBC"), and AlphaNet Hospitality Systems, Inc. ("AHS").

REVENUES

For the three month period ended March 31, 2002, TEI had consolidated revenues of $7,136,738 compared to $6,869,407 for the similar period ended March 31, 2001, an increase of $267,331.

UBC and AHS had revenues of $6,116,697 and $1,018,696 for the three month period ended March 31, 2002, respectively, compared to revenues of $5,474,789 and $1,394,618 for the similar period in 2001, respectively. The $641,908 increase in UBC's revenues is largely attributable to the increase in the sale of battery and battery related products to the primary markets serviced by UBC. Specifically, direct shipping sales accounted for approximately $260,000 or 40.5% of the increase. Batteries sold to the medical industry represented
$227,638 or 35.5% of UBC increased revenues. $154,540 or 24.1% related to new business growth in both industrial and consumer batteries. AHS's decrease in revenues of $375,922 is attributable to the continued decline in facsimile usage by hotel guests as well as the declining installation base of InnFax machines in North America. Revenues generated from AHS's The Office product for the three months ended March 31, 2001 increased to $186,692 compared to $97,715 for the same period in 2001. However, sales of the InnPhone product decreased to $8,339 compared to $111,633 for the same period in 2001.


COST OF REVENUES

For the three month period ended March 31, 2002, TEI's consolidated cost of revenues increased to $4,986,812 compared to cost of revenues of $4,797,416 for the similar period in 2001, an increase of $189,396.

UBC's and AHS's cost of revenues totaled $4,803,030 and $183,782 for the three month period ended March 31, 2002, respectively, compared to $4,430,733 and $366,683 during the similar period in 2001, respectively. Increased revenues at UBC during the three month period ended March 31, 2002 compared to the similar period in 2001, resulted in an increase in the related cost of revenues during the three month period ended March 31, 2002, compared to the similar period in 2001. Cost of revenues as a percentage of revenues for UBC decreased to 78.5% compared to 80.9% for the similar period in 2001. This decrease is attributable to increasing margin sales and purchasing product at lower prices. Direct services costs as a percentage of service revenues for AHS decreased to 18.0% compared to 26.3% for the three month period ending March 31, 2002 and 2001, respectively. The decrease is largely attributable to the fewer number of installed facsimile machines, a decrease in the residual value payments at the end of a four-year facsimile machine lease agreement and a decrease in recurring facsimile services.

OPERATING EXPENSES

For the three month period ended March 31, 2002, TEI's consolidated operating expenses, consisting of selling, general and administrative, depreciation and amortization expenses decreased to $1,718,557 compared to $1,873,704 for the similar period in 2001, a decrease of $155,147.

UBC's, AHS's, and TEI's selling, general and administrative expenses totaled $979,433, $511,506 and $103,543, respectively for the three month period ended March 31, 2002, compared to $671,691, $848,571 and $140,557 for the similar period in 2001, respectively. The increase in UBC's selling, general and administrative expenses in 2002 is due to increases in advertising, travel costs, bank charges and wages. The decrease in AHS's selling, general and administrative expenses is largely attributable to the restructuring of AHS, which lowered advertising and marketing costs, reduced personnel, benefit costs and incentive programs. TEI's selling, general and administrative expenses decreased due to lower legal and accounting fees for the three month period ending March 31, 2002 compared to the same period in 2001.

For the three month period ended March 31, 2002, TEI's consolidated depreciation expense was $124,075 compared to $212,885 for the similar period in 2001, a decrease of $88,810. The decrease is largely due to a portion of the AHS facsimile equipment in hotels becoming fully depreciated and writing off obsolete equipment.

INTEREST EXPENSE

For the three month period ended March 31, 2002, TEI, on a consolidated basis, incurred $184,863 in interest expense compared to $249,253 for the similar period in 2001, a decrease of $64,390. This decrease is due to the fact the interest rate UBC pays has decreased from the same period in 2001.

LIQUIDITY

TEI had cash and cash equivalents on a consolidated basis of $831,429 and $723,621 at March 31, 2002 and 2001, respectively.

Net cash provided by operations was $107,222 for the three month period ended March 31, 2002 compared to $222,069 for the similar period in 2001. The cash provided by operating activities in 2002 was primarily related to a decrease in inventory of $438,800 off set by a decrease in accounts payable and accrued liabilities of $355,166. The cash provided during 2001 related to a decrease in accounts receivable of $807,937 and a decrease in inventory of $545,885 offset by a decrease in accounts payable and accrued liabilities of $1,370,114.

Net cash used in investing activities for the three month period ended March 31, 2002, was $134,313 compared to $13,058 for the similar period in 2001. The majority of the increase was caused by the purchase of new property and equipment in 2002.

Net cash used in financing activities for the three month period ended March 31, 2002 was $496,633 compared to $324,450 for the similar period in 2001. The net cash used by financing activities for the three months ended March 31, 2001 comprised of payments on the UBC line of credit, long term debt and payment of preferred stock dividends. The net cash provided by financing activities for the three months ended March 31, 2001 was activity on the line of credit and payment of long term debt.

UBC has a $12,000,000 line of credit with a financing company, payable on demand, with interest payable monthly at prime plus 1.25%, maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of UBC. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of UBC's eligible accounts receivable and percentage of eligible inventory. On March 31, 2002, $1,648,683 of the line of credit was outstanding, while $885,255 remained available for borrowings under the line of credit.

As of March 31, 2001, AHS has notes payable to financing companies with balances of $2,205,200. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of March 31, 2002, AHS owes $1,343,800 in principal on this note. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of March 31, 2002, AHS owes $861,400 in principal on this note. These notes, which have an interest rate of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2003. These notes are secured by a first lien on all AHS assets and a second lien on all AHS stock owned by TEI. As provided for in the UBC line of credit agreement discussed in the preceding paragraph, UBC may, under certain conditions, borrow under the line to upstream funds to its parent, TEI, to pay this indebtedness of AHS. Assuming borrowing availability and certain fixed charge coverage ratio tests are met, UBC may borrow for this purpose up to 50% of its net income for (i) calendar year 2001 and (ii) quarterly thereafter until such AHS indebtedness is paid. The loan agreement between AHS and said financing companies has been amended to extend the maturity date of the notes to March 27, 2003 in consideration of TEI's agreement to cause UBC to upstream available funds from the line of credit to pay this AHS indebtedness.

TEI currently has a $500,000 note at a 12% per annum interest rate payable on June 10, 2002 to Caspic International, Inc. of which William Tan is an officer, director and shareholder. As of March 31, 2002, TEI owes $500,000 in principal.

TEI is seeking alternative sources of financing to repay the said Appel, AHS Funding and Caspic notes. TEI has attempted to obtain loans from traditional lenders, but to date, TEI has been unable to secure loans with acceptable terms. To date, TEI has been unsuccessful in securing any alternative financing.

TEI believes that cash provided by its operations and cash available under the UBC line of credit will be sufficient to meets its operational needs over the next year. However, it will not be sufficient to retire the said Appel, AHS Funding and Caspic indebtedness.

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


                                       Tech Electro Industries, Inc.
                                       -----------------------------


Date: May 15, 2002                     /s/  Julie Sansom-Reese
                                       -----------------------------
                                       Julie Sansom-Reese
                                       Chief Financial Officer