Form 10QSB
period 2002-06-30
TECH ELECTRO INDUSTRIES INC/TX
filed 2002-08-13
CIK 886912

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

                           4300 Wiley Post Road, Addison, Texas, 75001
        ----------------------------------------------------------------
                     (Address of principal executive office


                                 (972) 239-0271
                          ----------------------------
                           (Issuer's telephone number)

     Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

     As of June 30, 2002, 8,403,390 shares of Common Stock were outstanding.

                                      INDEX



                                                                      Page
PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets at June 30, 2002 (unaudited)
   and December 31, 2001................................................3

   Consolidated Statements of Operations for the three and six month periods ended June 30, 2002 and 2001 (unaudited).............5

   Consolidated Statements of Cash Flows for the six month
     periods ended June 30, 2002 and 2001 (unaudited)...................6

   Notes to Consolidated Financial Statements...........................8

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

   Item 6.  Exhibits and Reports on Form 8-K...........................17

Signature..............................................................18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                  (Unaudited)
                                                 June 30, 2002   Dec. 31, 2001
                                                 -------------   -------------
CURRENT ASSETS
     Cash and cash equivalents....................$  1,111,164    $  1,355,153
     Certificate of deposit - restricted..........     162,122         160,563
     Accounts receivable trade, net of allowance
        for doubtful accounts of $142,650
        (unaudited) and $133,111..................   6,351,786       3,426,120
        Other.....................................      34,990          30,088
     Inventories, net of allowance for
        obsolescence of $181,741 (unaudited) and
        $175,741..................................   6,639,010       3,433,871
     Prepaid expenses and other current assets....     574,825         905,017
                                                   -----------     -----------

           Total current assets...................  14,873,897       9,310,812
                                                   -----------     -----------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment......   2,692,927       3,423,261
     Machinery and equipment .....................     647,567         561,152
     Furniture and fixtures.......................     298,496         246,733
     Computer equipment ..........................     215,725         215,208
     Leasehold improvements.......................     187,776         181,276
     Vehicles.....................................      46,262          46,262
                                                   -----------     -----------
                                                     4,088,753       4,673,892
     Less accumulated depreciation and
        amortization..............................  (1,284,091)     (1,806,558)
                                                   -----------     -----------
           Net property and equipment.............   2,804,662       2,867,334
                                                   -----------     -----------

OTHER ASSETS......................................      89,956           4,926
                                                   -----------     -----------

TOTAL ASSETS......................................$ 17,768,515    $ 12,183,072
                                                   ===========     ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  (Unaudited)
                                                 June 30, 2002   Dec. 31, 2001
                                                 -------------   -------------
CURRENT LIABILITIES
     Line of credit...............................$  3,606,354    $  2,107,362
     Current portion of long-term debt............   2,373,020         643,856
     Accounts payable.............................   5,791,508       2,447,573
     Accrued liabilities..........................   1,440,547         440,984
     Other current liabilities....................       9,200          12,244
                                                   -----------    ------------
            Total current liabilities.............  13,220,629       5,652,019
                                                   -----------    ------------

LONG-TERM DEBT, less current portion..............       7,937       2,215,121
                                                   -----------    ------------
            Total liabilities.....................  13,228,566       7,867,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock - $1.00 par value;
        1,000,000 shares authorized; 115,088
        Class A issued and outstanding;
        liquidation preference of $633,087........     115,088         115,088
     Common stock - $0.01 par value; 50,000,000
        shares authorized; 8,403,390 shares
        issued and outstanding....................      84,034          84,034
     Additional paid-in capital...................  14,474,856      14,496,437
     Accumulated deficit.......................... (10,134,029)    (10,379,627)
                                                   -----------    ------------
            Total stockholders' equity............   4,539,949       4,315,932
                                                   -----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........$ 17,768,515    $ 12,183,072
                                                   ===========    ============








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods Ended June 30, 2002 and 2001
                                   (Unaudited)

                                          Three Months Ended June 30,  Six Months Ended June 30,
                                          --------------------------   ------------------------
                                              2002         2001            2002         2001
REVENUES                                    ---------    ---------      ----------   ----------
     Sales.................................$8,746,765   $4,542,533     $14,864,807  $10,017,322
     Service revenue....................... 1,010,053    1,262,890       2,028,749    2,657,508
                                            ---------    ---------      ----------   ----------
                                            9,756,818    5,805,423      16,893,556   12,674,830

COST OF REVENUES
     Cost of goods sold.................... 7,303,495    3,692,347      12,106,525    8,123,080
     Direct servicing costs................   221,635      233,696         405,417      600,379
                                            ---------    ---------      ----------   ----------
                                            7,525,130    3,926,043      12,511,942    8,723,459
                                            ---------    ---------      ----------   ----------
GROSS PROFIT............................... 2,231,688    1,879,380       4,381,614    3,951,371

OPERATING EXPENSES
     Selling, general and administrative... 1,726,276    1,553,464       3,372,289    3,214,283
     Depreciation and amortization of
         property and equipment............   185,043      209,667         366,927      422,552
                                            ---------    ---------      ----------   ----------
                                            1,911,319    1,763,131       3,739,216    3,636,835
                                            ---------    ---------      ----------   ----------
INCOME FROM OPERATIONS                        320,369      116,249         642,398      314,536

OTHER INCOME (EXPENSES)
     Interest income.......................       701        1,978           1,562        5,628
     Interest expense......................  (183,490)    (232,729)       (368,353)    (481,981)
     Amortization of deferred financing
        costs..............................        -       (73,756)              -     (147,513)
     Other, net............................   (14,060)      (7,119)        (30,009)      (8,992)
                                            ---------    ---------      ----------   ----------
                                             (196,849)    (311,626)       (396,800)    (632,858)
                                            ---------    ---------      ----------   ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
     TAXES                                    123,520     (195,377)        245,598     (318,322)

PROVISION FOR INCOME TAXES.................         -            -               -            -
                                            ---------    ---------      ----------   ----------
NET INCOME (LOSS)                          $  123,520   $ (195,377)    $   245,598  $  (318,322)
                                            =========    =========      ==========   ==========
Net income (loss) attributable to common
     stockholders                          $  113,160   $ (208,280)    $   224,017  $  (340,631)
                                            =========    =========      ==========   ==========
Basic and diluted net income (loss)
     per share attributable to common
     shareholders                          $     0.01   $    (0.03)    $      0.03  $     (0.04)
                                            =========    =========      ==========   ==========
Number of weighted-average shares of
     common stock outstanding (basic
     and diluted).........................  8,403,390    8,248,024       8,403,390    8,226,511
                                            =========    =========      ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Six Month Periods Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                            2002        2001
                                                        -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $   245,598  $ (318,322)
Adjustments to reconcile net income (loss) to net
   cash provided by (used by) operating activities:
     Common stock returned recorded as other income.....          -     (10,000)
     Depreciation of property and equipment.............    366,927     422,552
     Provision for bad debts............................      9,539     (55,561)
     Provision for obsolete inventory...................      6,000       6,000
     Amortization of debt discount......................          -      32,622
     Amortization of deferred financing costs...........          -     147,513
     Loss on disposal of equipment......................     10,804           -
     Change in operating assets and liabilities
           Accounts receivable - trade.................. (2,935,205)    875,660
           Accounts receivable - other..................     (4,902)      2,823
           Inventories.................................. (3,211,139)    219,640
           Prepaid expenses and other current assets....    330,192    (137,619)
           Other assets.................................    (85,030)     11,808
           Accounts payable.............................  3,343,935    (315,360)
           Accrued liabilities..........................    996,519     (87,979)
                                                         ----------   ---------
Net cash provided by (used by) operating activities.....   (926,762)    793,777
                                                         ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment..................   (315,059)    (54,726)
   Purchase of certificate of deposit...................     (1,559)     (4,042)
                                                         ----------   ---------
Net cash used in investing activities...................   (316,618)    (58,768)
                                                         ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit.......................  1,498,992  (1,042,107)
   Repayment of long-term debt..........................   (478,020)   (121,522)
   Payment of preferred stock dividends.................    (21,581)          -
                                                         ----------   ---------
Net cash provided by (used by) financing activities....     999,391  (1,163,629)
                                                         ----------   ---------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   -Continued-

                 TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
              For The Six Month Periods Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                          2002          2001
                                                       ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS..........      (243,989)     (428,620)

Cash and cash equivalents at beginning
     of period.....................................     1,355,153       839,060
                                                       ----------    ----------
Cash and cash equivalents at end of period.........   $ 1,111,164   $   410,440
                                                       ==========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Dividends paid through issuance
        of common stock............................   $         -   $    22,309
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the six month period ended June 30, 2002. The results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE B - ORGANIZATION

Tech Electro Industries, Inc. ("TEI" or the "Company") was formed on January 10, 1992 as a Texas corporation. TEI's subsidiary, Computer Components Corporation ("CCC"), doing business as UBC ("UBC"), stocks and sells batteries, battery related products and passive electronic components. Within the battery sales activity, there is value added to the batteries through the assembly of batteries into "packs". UBC's battery and electronic components sales are generated by in-house sales staff and sales representatives to customers throughout the United States. TEI's subsidiary, AHS Hospitality Systems, Inc. ("AHS"), provides in-room facsimile and business center services to the hotel industry through licensing agreements. AHS generates revenues from its product line which includes InnFax(R) and The Office(TM). InnFax(R) is a patented in-room facsimile service which offers guests a personal facsimile number and e-mail address to send and receive correspondence during the duration of their stay, as well as facsimile, printing and copying capabilities. The Office(TM), is a full service, credit card activated business center for business travelers staying at hotels.

NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased or increased by the preferred stock dividends of $21,581 and $22,309 for the six month periods ending June 30, 2002 and 2001, respectively, and $10,360 and $12,903 for the three month periods ending June 30, 2002 and 2001, respectively, by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. TEI's common stock equivalents are not included in the diluted loss per share for the three and six month periods ended June 30, 2001 as they are antidilutive. At June 30, 2002, all outstanding stock options and warrants have exercise prices greater than the current fair value of the underlying stock and therefore, have no affect on the income per share computation.

NOTE D - LINE OF CREDIT

On March 27, 2002, UBC obtained a $12,000,000 line of credit with a finance company, payable on demand, with interest payable monthly at prime plus 1.25% maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of UBC. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UBC's eligible accounts receivable and percentage of eligible inventory. On June 30, 2002, $3,606,354 of the line of credit was outstanding, while $490,734 remained available for borrowings under the line of credit.

NOTE E - NOTES PAYABLE

AHS has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc., a company in which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of June 30, 2002, AHS owes $1,343,800 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC, a company in which Jenny Jechart, a shareholder and director of the Company, is the principal shareholder. As of June 30, 2002, AHS owes $440,400 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2003. Both notes are secured by a first lien on all AHS assets and a second lien on all AHS stock owned by TEI.

TEI has two notes payable to related party financing companies. One note in the principal amount of $67,000 is payable to Placement & Acceptance, Inc., a company in which William Tan is a director and shareholder. This note is non-interest bearing and is payable as cash flow permits. As of June 30, 2002, TEI owes $67,000 in principal on this note. The second note in the original and current outstanding principal amount of $500,000 is payable to Caspic International, Inc., a company in which William Tan is a shareholder and director. This note has an interest rate of 12%, originally matured on June 10, 2002 and was extended to September 10, 2002. The loan is secured by a pledge of the shares of capital stock of AHS.

NOTE F - CONCENTRATIONS

Through June 30, 2002, a significant portion of UBC's business was performed for one major customer, which represented approximately 33% and 19%, respectively, of UBC's sales for the three and six months ended June 30, 2002. At June 30, 2002 UBC had aggregate accounts receivable from this customer in the amount of $2,792,360. Through August 12, 2002, substantially all of this amount has been collected.

NOTE G - SEGMENTS

The battery and electronic sales segment represents the operations of UBC, which includes the stocking and sales of battery, battery related products and passive electronic components. The hospitality service operations of AHS provides private in-room facsimile and office business center for business travelers. These segments were identified based on the different nature of the services, location, and, in general, the type of customers for those services.

A summary of the segment financial information reported to the chief operating decision maker is as follows:


                                                 Six Months Ended June 30, 2002
                                     -------------------------------------------------------
                                                      Battery and
                                      Facsimile &      Electronic
                                     Business Center     Sales      Adjustment  Consolidated
                                     ---------------  ------------  ----------  ------------
Revenue                              $ 2,028,749      $ 14,863,462  $   1,345   $ 16,893,556
Depreciation and amortization            308,623            55,022      3,282        366,927
Segment profit (loss)                   (318,238)          281,096    282,740        245,598
Segment assets                         3,796,204        13,903,212     69,099     17,768,515
Capital expenditures by segment          169,752           145,307          -        315,059


                                                 Six Months Ended June 30, 2001
                                     -------------------------------------------------------
                                                      Battery and
                                      Facsimile &      Electronic
                                     Business Center     Sales      Adjustment  Consolidated
                                     ---------------  ------------  ----------  ------------
Revenue                              $ 2,657,508      $ 10,017,322  $       -   $ 12,674,830
Depreciation and amortization            372,708            47,300      2,544        422,552
Segment profit (loss)                   (565,958)          244,515      3,121       (318,322)
Segment assets                         4,466,139         7,012,288     86,034     11,564,461
Capital expenditures by segment           39,162            15,564          -         54,726


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

BACKGROUND AND RECENT DEVELOPMENTS

On March 7, 2002, UBC signed an agreement with Brink's Home Security, Inc., the security division of the Pittston Brinks Group, to procure and assemble security components for both residential and commercial alarm systems. This agreement became effective May 1, 2002 and will continue for a two year period. For the quarter ended June 30, 2002, this contract provided approximately $2.9 million in revenue. The Company believes that this agreement will provide significant revenues in the future.

On March 27, 2002, UBC entered into a $12,000,000 revolving line of credit with General Electric Capital Corporation, payable on demand with interest payable monthly at prime plus 1.25%, maturing March 27, 2005. The line of credit is secured by the accounts receivable, inventories and equipment of UBC. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of UBC's eligible accounts receivable plus the lesser of $3,000,000 or 85% of the net orderly liquidation value of UBC's eligible inventory and 55% of the lower of cost or market of UBC's eligible inventory. This line of credit is guaranteed by TEI. On June 30, 2002, $3,606,354 of the line of credit was outstanding, while $490,734 remained available for borrowings under the line of credit.

On March 28, 2002, the maturity dates on AHS notes payable to related parties totaling $2,205,200 were extended to March 27, 2003. Additionally, on June 9, 2002 the maturity date of TEI's $500,000 note payable to a related party was extended to September 10, 2002.


RESULTS OF OPERATIONS

Currently, Tech Electro Industries, Inc.'s ("TEI") operations are conducted through its two wholly-owned subsidiaries, Computer Components Corporation, doing business as Universal Battery Corporation ("UBC"), and AHS Hospitality Systems Inc. ("AHS").


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.

Revenues

For the three month period ended June 30, 2002, TEI had consolidated revenues of $9,756,818 compared to $5,805,423 for the similar period ended June 30, 2001, an increase of $3,951,395 (68.1%).

UBC and AHS had revenues of $8,746,765 and $1,010,053 for the three month period ended June 30, 2002, respectively, compared to revenues of $4,542,533 and $1,262,890 for the similar period in 2001, respectively. The $4,204,232 in increased UBC revenues is largely attributable to one new customer, Brinks Home Security, as well as to the increase in sales of battery and battery related products to the primary markets serviced by UBC. Specifically, Brinks Home Security sales amounted to $2,872,653 or 68.3% of the increase in sales for the three month period ended June 30, 2002. Battery sales to the medical industry contributed $386,368 or 9.2% of UBC's increased revenues, and new business in both industrial and consumer batteries contributed $1,331,579 or 31.7% of UBC's increased revenues. AHS's decrease in revenues of $252,837 is attributable to the continued decline in facsimile usage by hotel guests, as well as, the declining installation base of InnFax machines in North America, which represents $426,258 of the decrease. The decline is partially offset by an increase in revenue of $173,421 on AHS's The Office for the three months ended June 30, 2002 compared to the same period in 2001.

Cost Of Revenues

For the three month period ended June 30, 2002, TEI's consolidated cost of revenues increased to $7,525,130 compared to cost of revenues of $3,926,043 for the similar period in 2001, an increase of $3,599,087.

UBC's and AHS's cost of revenues totaled $7,303,495 and $221,635 for the three month period ended June 30, 2002, compared to $3,692,347 and $233,696 for the similar period in 2001, respectively. Increased revenues at UBC during the three month period ended June 30, 2002 compared to the similar period in 2001 directly resulted in an increase in the cost of revenues during the same three month period in 2002 compared to the similar period in 2001. Cost of revenues as a percentage of revenues for UBC increased to 83.5% compared to 81.3% for the similar period in 2001. This increase is mainly attributable to the low margin on the sales to Brinks Home Security, which is a high volume customer. Cost of revenues as a percentage of service revenues for AHS increased to 21.9% in the current period compared to 18.5% for the three month period ending June 30, 2001. The increase in cost of revenues is primarily a result of fewer new installations while costs have remained constant.

Operating Expenses

For the three month period ended June 30, 2002, TEI's consolidated operating expenses, consisting of selling, general and administrative and depreciation and amortization expenses increased to $1,911,319 compared to $1,763,131 for the similar period in 2001, an increase of $148,188.

UBC's, AHS's, and TEI's selling, general and administrative expenses totaled $1,145,917, $465,583 and $114,776, respectively for the three month period ended June 30, 2002, compared to $693,498, $715,859 and $144,107, respectively for the similar period in 2001. The increase in UBC's selling, general and administrative expenses in 2002 is primarily due to increases in payroll and related expenses of $317,310 and increased rent of $32,299. These increases are primarily related to the additional revenues earned in association with the Brinks contract. The decrease in AHS's selling, general and administrative expenses is largely attributable to decreased marketing expenses of $55,573 and decreased wages and commissions of $67,869. Additionally, AHS's professional fees decreased by $30,728 compared to the same period in 2001. TEI experienced decreases in wages of $35,600 and printing costs of $8,363, offset by moving costs associated with TEI's relocation to Texas of $13,272.

For the three month period ended June 30, 2002, TEI's consolidated depreciation expense was $185,043 compared to $209,667 for the similar period in 2001, a decrease of $24,642 primarily due to AHS's significant disposals of assets in 2002.

Interest Expense

For the three month period ended June 30, 2002, TEI, on a consolidated basis, incurred $183,490 in interest expense compared to $232,729 for the similar period in 2001, a decrease of $49,239. This decrease is primarily due to the decreased interest rate under the UBC line of credit during the quarter ended June 30, 2002 compared to the same quarter in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

Revenues

For the six month period ended June 30, 2002, TEI had revenues of $16,893,556 compared to $12,674,830 for the similar period in 2001, an increase of $4,218,726 (33.3%)

UBC and AHS had revenues of $14,864,807 and $2,028,749, respectively for the six months ended June 30, 2002 compared to revenues of $10,017,322 and $2,657,508, respectively, for the similar period in 2001. The $4,847,485 increase in UBC revenues is largely attributable to the increase in sales to one new customer, Brinks Home Security, which accounted for $2,872,653 of the increase in revenues, and an increase in sales of battery related products to the primary markets serviced by UBC. Revenue from direct shipments accounted for $420,753 or 8.7% of the increase in sales and battery sales to the medical industry contributed $545,599 or 11.3% of the increase in sales. UBC's increased revenues in both industrial and consumer batteries consisted of $1,007,135 or 20.8% of the increase in sales. The increases are due to the addition of new customers during the six months ended June 30, 2002 as well as continued growth in sales to UBC's existing customers. The decrease of $628,759 in AHS revenues is attributable to the decline in InnFax usage by hotel guests which decreased $741,704 as compared to the prior year, and the decrease of new installations and hardware sales of $14,889 compared to 2001. The Office product generated increased revenues of $135,086 for the period ending June 30, 2002, compared to the same period in 2001.

Cost of Revenues

For the six month period ended June 30, 2002, TEI's cost of revenues increased to $12,511,942 compared to $8,723,459 for the similar period in 2001, an increase of $3,788,483 (43.4%).

UBC's and AHS's cost of revenues totaled $12,106,525 and $405,417 for the six month period ended June 30, 2002, compared to $8,123,080 and $600,379 the similar period in 2001, respectively. Increased revenues at UBC during the six month period ended June 30, 2002 compared to the similar period in 2001, directly resulted in an increase in the cost of revenues during the same six month period compared to the similar period in 2001. Cost of revenues as a percentage of revenues for UBC increased to 81.4% compared to 81.1% for the similar period in 2001. This slight increase is attributable mainly to the lower margins on the high volume sales to UBC's largest customer, Brinks Home Security. Cost of Revenues as a percentage of service revenues for AHS decreased to 20.0% compared to 22.6% for the six month periods ending June 30, 2002 and

2001, respectively. The decrease in cost of revenues is primarily a result of fewer new installations and resulting hardware costs, which represents 46% of the decrease in cost of revenues. The remaining decrease in cost of revenues is due to the decrease in direct service related costs of 12.8% compared to 14.8% for the six month period ending June 30, 2002 and 2001, respectively. These costs are relatively fixed in nature and thus have not decreased significantly as revenues decreased.

Operating Expenses

For the six month period ended June 30, 2002, TEI's operating expenses, consisting of selling, general and administrative and depreciation and amortization expenses increased to $3,739,216 compared to $3,636,835 for the similar period in 2002, an increase of $102,381.

UBC's, AHS's, and TEI's selling, general and administrative expenses totaled $2,125,350, $1,028,620 and $218,319, respectively for the six month period ending June 30, 2002, compared to $1,365,189, $1,564,430 and $284,664, respectively for the similar period in 2001. The increase in UBC's selling, general and administrative expenses in 2002 is due to increases in payroll and related expenses of $471,399, rent of $42,967, travel, meals and entertainment of $35,238, bank charges of $54,305, and legal fees of $31,889. These increases are primarily related to the additional revenues earned in association with the Brinks contract. The decrease in AHS's selling, general and administrative expenses is largely attributable to decreased marketing expenses of $113,937 and decreased wages and sales commissions of $214,655. Additionally, AHS's professional fees decreased by $150,509 as compared to the same six months in 2001. TEI experienced decreases in wages of $35,600, legal and accounting costs of $26,557 and printing costs of $8,363 for the six months ended June 30, 2002, offset by moving costs of $13,272 associated with TEI's relocation to Texas.

For the six month period ended June 30, 2002, TEI incurred $366,927 in depreciation and amortization expense compared to $422,552 for the similar period in 2001, a decrease of $55,625 due primarily to AHS's significant disposals of assets in 2002.

Interest Expense

For the six month period June 30, 2002, TEI incurred $368,353 in interest expense compared to $481,981 during the similar period in 2001, a decrease of $113,628. This decrease is due to the decreased interest rate under the UBC line of credit during the six months ended June 30, 2002 compared to the same six months in 2001.

Liquidity

TEI had cash and cash equivalents on a consolidated basis of $1,111,164 and $410,440 at June 30, 2002 and 2001, respectively.

Net cash used by operations was $926,762 for the six month period ended June 30, 2002 compared to cash provided by operations of $793,777 for the similar period in 2001. The cash used by operating activities in 2002 was primarily related to increases in accounts receivable and inventory of $2,935,205 and $3,211,139, respectively, offset by an increase in accounts payable and accrued liabilities of $4,340,454. These changes were directly related to our new agreement with Brinks Home Security. The cash provided by operating activities during 2001 related to a decrease in accounts receivable of $875,660 and a decrease in inventory of $219,640 offset by the net loss of $318,322 and a decrease in accounts payable and accrued liabilities of $403,339.

Net cash used by investing activities for the six month period ended June 30, 2002, was $316,618 compared to $58,768 for the similar period in 2001. The majority of this increase resulted from purchases of property and equipment during the six month period ended June 30, 2002.

Net cash provided by financing activities for the six month period ended June 30, 2002 was $999,391 compared to cash used of $1,163,629 for the similar period in 2001. The net cash provided by financing activities for the six months ended June 30, 2002 was comprised of net borrowings on the line of credit of $1,498,992, offset by repayment of long-term debt of $478,020 and payment of preferred stock dividends of $21,581. The net cash used by financing activities for the six months ended June 30, 2001 was comprised of net payments of $1,042,107 on the Universal Battery line of credit and repayments of long-term debt of $121,522.

UBC has a $12,000,000 revolving line of credit with a finance company, payable on demand with interest payable monthly at prime plus 1.25%, maturing March 27, 2005. The line of credit is secured by the accounts receivable, inventories and equipment of UBC. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of UBC's eligible accounts receivable plus the lesser of $3,000,000 or 85% of the net orderly liquidation value of UBC's eligible inventory and 55% of the lower of cost or market of UBC's eligible inventory. This line of credit is guaranteed by TEI. On June 30, 2002, $3,606,354 of the line of credit was outstanding, while $490,734 remained available for borrowing under the line of credit.

At June 30, 2001, AHS had notes payable to financing companies with balances of $2,205,200. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc., a company in which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of June 30, 2002, AHS owes $1,343,800 in principal on this note. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC, a company in which Jenny Jechart, a shareholder, is the principal shareholder and director. As of June 30, 2002, AHS owes $440,400 in principal on this note. These notes, which have an interest rate of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2003. These notes are secured by a first lien on all AHS assets and a second lien on all AHS stock owned by TEI. As provided for in the UBC line of credit agreement discussed in the preceding paragraph, UBC may, under certain conditions, borrow under the line to advance funds to its parent, TEI, to pay this indebtedness of AHS. Assuming borrowing availability and certain fixed charge coverage ratio tests are met, UBC may borrow for this purpose up to 50% of its net income for (i) calendar year 2001 and (ii) quarterly thereafter until such AHS indebtedness is paid. The loan agreements between AHS and said financing companies have been amended to extend the maturity dates of the notes to March 27, 2003 in consideration of the repayment provisions discussed above.

TEI currently has two notes payable to related party  financing  companies.  One note in the principal amount of $67,000 is payable to Placement & Acceptance, Inc., a company in which William Tan is a director and shareholder. This note is non-interest bearing and is payable as cash flow permits. As of June 30, 2002, TEI owes $67,000 in principal on this note. The second note in the original principal amount of $500,000 is payable to Caspic International, Inc., a company in which William Tan is a shareholder and director. As of June 30, 2002, TEI owes $500,000 in principal. As of June 30, 2002, TEI owes $132,798 accrued interest on this note. As of July 31, 2002 the accrued interest has not been paid. This note has an interest rate of 12% and originally matured on June 10, 2002. The note has been extended to September 10, 2002.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

b.   Reports on Form 8-K.

     None.

                                    Signature
                                    ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Tech Electro Industries, Inc.
                                       -----------------------------


Date: August 13, 2002                  /s/Julie Sansom-Reese
                                       -----------------------------
                                       Chief Financial Officer