Form 10QSB
period 2002-09-30
ZUNICOM INC
filed 2002-11-14
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

         [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210




                                  Zunicom, Inc.
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

                   4300 Wiley Post Road, Addison, Texas 75001
        ----------------------------------------------------------------
                     (Address of principal executive office


                                 (972) 851 5600
                          ----------------------------
                           (Issuer's telephone number)


     Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

     As  of  September  30,  2002,  8,403,390,   shares  of  Common  Stock  were
outstanding.

                                      INDEX


                                                                      Page

PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets at September 30, 2002 (unaudited)
   and December 31, 2001................................................3

   Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001 (unaudited)................5

   Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001 (unaudited)........................7

   Notes to Consolidated Financial Statements...........................9

Item 2.  Management's Discussion and Analysis or Plan of Operation.....11

Item 3.  Controls and Procedures.......................................17

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

   Item 3.  Defaults Upon Senior Securities............................18

   Item 4.  Submission of Matters to a Vote of Securities Holders......18

   Item 5.  Other Information..........................................18

   Item 6.  Exhibits and Reports on Form 8-K...........................18

Signature..............................................................19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
            (FORMERLY TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                   (Unaudited)
                                                  September 30,    December 31,
                                                      2002             2001
                                                  -------------   -------------
CURRENT ASSETS
     Cash and cash equivalents....................$   974,713     $  1,355,153
     Certificate of deposit.......................          -          160,563
     Accounts receivable trade, net of allowance
        for doubtful accounts of $111,788
        (unaudited) and $130,218..................  7,606,699        3,426,120
        Other.....................................    184,404           30,088
     Inventories, net of allowance for
        obsolescence of $184,741(unaudited) and
        $175,741..................................  8,645,733        3,433,871
     Prepaid expenses and other current assets....    934,938          905,017
                                                   ----------      -----------

           Total current assets................... 18,346,487        9,310,812
                                                   ----------      -----------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment......  3,605,943        3,423,261
     Machinery and equipment .....................    688,428          561,152
     Furniture and fixtures.......................    312,105          246,733
     Computer equipment ..........................    215,889          215,208
     Vehicles.....................................     74,762           46,262
     Leasehold improvements.......................    195,351          181,276
                                                   ----------      -----------
                                                    5,092,478        4,673,892
     Less accumulated depreciation and
        amortization.............................. (2,287,840)      (1,806,558)
                                                   ----------      -----------
           Net property and equipment.............  2,804,638        2,867,334
                                                   ----------      -----------

OTHER ASSETS......................................    104,258            4,926
                                                   ----------      -----------

TOTAL ASSETS......................................$21,255,383      $12,183,072
                                                  ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                         ZUNICOM, INC. AND SUBSIDIARIES
            (FORMERLY TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES)
                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   (Unaudited)
                                                  September 30,    December 31,
                                                      2002             2001
                                                  -------------    ------------
CURRENT LIABILITIES
     Line of credit...............................$  4,777,976     $ 2,107,362
     Current portion of long-term debt............   2,242,455         643,856
     Accounts payable.............................   7,591,985       2,447,573
     Accrued liabilities..........................   1,467,492         440,984
     Other current liabilities....................       9,200          12,244
                                                    ----------      ----------
            Total current liabilities.............  16,089,108       5,652,019
                                                    ----------      ----------

LONG-TERM DEBT, less current portion..............      29,063       2,215,121



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock - $1.00 par value; 1,000,000
     shares  authorized;  115,088 Class A issued
     and outstanding; liquidation preference
     of $633,087..................................     115,088         115,088
     Common stock - $0.01 par value; 50,000,000
        shares authorized; 8,403,390 shares issued
        and outstanding ..........................      84,034          84,034
     Additional paid-in capital...................  14,464,503      14,496,437
     Accumulated deficit..........................  (9,526,413)    (10,379,627)
                                                    ----------      ----------
            Total stockholders' equity............   5,137,212       4,315,932
                                                    ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........ $21,255,383     $12,183,072
                                                   ===========     ===========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
            (FORMERLY TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Periods Ended September 30, 2002 and 2001
                                   (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                 September 30,                   September 30,
                                            ------------------------       ------------------------
                                               2002           2001            2002          2001
                                            ---------      ---------       ----------    ----------
REVENUES
     Sales.................................$14,521,748    $8,572,789      $29,385,211   $18,590,111
     Service revenue.......................  1,003,892       973,453        3,032,641     3,630,962
                                            ----------     ---------       ----------    ----------
                                            15,525,640     9,546,242       32,417,852    22,221,073
COST OF REVENUES
     Cost of goods sold.................... 12,464,228     7,052,155       24,570,753    15,175,235
     Direct servicing costs................    239,110       181,412          644,527       781,790
                                            ----------     ---------       ----------    ----------
                                            12,703,338     7,233,567       25,215,280    15,957,025
                                            ----------     ---------       ----------    ----------
GROSS PROFIT...............................  2,822,302     2,312,675        7,202,572     6,264,048

OPERATING EXPENSES
     Selling, general and administrative...  1,826,919     1,626,551        5,199,204     4,840,834
     Depreciation and amortization of
         property and equipment............    185,351       206,037          552,278       628,587
                                            ----------     ---------        ---------    ----------
                                             2,012,270     1,832,588        5,751,482     5,469,421
                                            ----------     ---------        ---------    ----------
INCOME FROM OPERATIONS                         810,032       480,087        1,451,090       794,627

OTHER INCOME (EXPENSES)
     Interest income.......................        197         1,964            1,758         7,592
     Interest expense......................   (180,965)     (222,543)        (549,318)     (704,524)
     Amortization of deferred financing
        costs..............................          -       (73,756)               -      (221,269)
     Other, net............................    (21,648)       (4,627)         (50,316)      (13,621)
                                            ----------     ---------        ---------     ---------
                                              (202,416)     (298,962)        (597,876)     (931,822)
                                            ----------     ---------        ---------     ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
    TAXES .................................    607,616       181,125          853,214      (137,195)

PROVISION FOR INCOME TAXES.................          -             -                -             -
                                            ----------     ---------        ---------     ---------









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  -Continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
            (FORMERLY TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
                For the Periods Ended September 30, 2002 and 2001
                                   (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                 September 30,                   September 30,
                                            ------------------------       ------------------------
                                               2002           2001            2002          2001
                                            ---------      ---------       ----------    ----------
NET INCOME (LOSS).......................... $  607,616   $   181,125      $   853,214   $  (137,195)
                                             =========      ========        =========     =========
Net income (loss) attributable to common
     shareholders.......................... $  597,263   $   168,011      $   821,280   $  (172,618)
                                             =========      ========        =========     =========
Basic and diluted net income (loss)
    per share attributable to common
    shareholders........................... $     0.07   $      0.02      $      0.10   $     (0.02)
                                             =========      ========        =========     =========
Number of weighted-average shares of
     common stock outstanding (basic
     and diluted)..........................  8,403,390     8,297,506        8,403,390     8,250,238
                                             =========     =========        =========     =========






























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
            (FORMERLY TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For The Nine Month
                    Periods Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                             2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES                     ----------- -----------
Net income (loss)                                        $  853,214  $ (137,195)
Adjustments to reconcile net income (loss)to net
   cash provided by (used by) operating activities:
     Common stock returned recorded as other income.....          -     (10,000)
     Depreciation of property and equipment.............    552,278     628,587
     Provision for bad debts............................    143,757     253,616
     Provision for obsolete inventory...................      9,000       9,000
     Amortization of debt discount......................          -      48,933
     Amortization of deferred financing costs...........          -     221,269
     Loss on disposal of equipment......................     23,759           -
     Change in operating assets and liabilities
           Accounts receivable - trade.................. (4,324,336)   (315,289)
           Accounts receivable - other..................   (154,316)      6,457
           Inventories.................................. (5,220,862)     54,541
           Prepaid expenses and other current assets....    (29,921)   (134,431)
           Other assets.................................    (99,332)     13,485
           Accounts payable.............................  5,144,412      34,031
           Accrued liabilities..........................  1,023,464     328,542
                                                         ----------  ----------
Net cash (used by) operating activities................. (2,078,883)  1,001,546
                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment..................   (480,969)    (69,624)
   (Increase) decrease in certificate of deposit........    160,563      (5,971)
                                                         ----------  ----------
Net cash used by investing activities ..................   (320,406)    (75,595)
                                                         ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit.......................  2,670,614    (877,209)
   Repayment of long-term debt..........................   (619,831)   (148,780)
   Payment of preferred stock dividends.................    (31,934)          -
                                                         ----------  ----------
Net cash provided by (used by) financing activities....   2,018,849  (1,025,989)
                                                         ----------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS............... $ (380,440) $ (100,038)

Cash and cash equivalents at beginning
   of period............................................  1,355,153     839,060
                                                         ----------  ----------
Cash and cash equivalents at end of period.............. $  974,713  $  739,022
                                                         ==========  ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   -Continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
            (FORMERLY TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                               For The Nine Month
                    Periods Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                             2002        2001
                                                         ----------- -----------
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Dividends paid through issuance
        of common stock................................... $      -   $  35,423
                                                           ========   =========
      Acquisition of property and equipment
        through capital lease............................. $ 32,372   $       -
                                                           ========   =========




































              The accompanying notes are an integral part of these
                consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
            (FORMERLY TECH ELECTRO INDUSTRIES, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the nine month period ended September 30, 2002. The results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

NOTE B - ORGANIZATION

Zunicom, Inc., formerly Tech Electro Industries, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Effective October 17, 2002, Tech Electro Industries, Inc. changed its name to Zunicom, Inc. Zunicom's subsidiary, Computer Components Corporation ("CCC"), doing business as Universal Battery Corporation ("UBC"), stocks and sells batteries, battery related products, battery powered products and passive electronic components. Within the battery sales activity, there is value added to the batteries through the assembly of batteries into "packs". UBC's battery and electronic components sales are generated by in-house sales staff and sales representatives to customers throughout the United States. Zunicom's subsidiary, Alphanet Hospitality Systems Inc. ("AHS"), provides in-room facsimile and business center services to the hotel industry through licensing agreements. AHS generates revenues from its product line which includes InnFax(R) and The Office(TM). InnFax(R) is a patented in-room facsimile service which offers guests a personal facsimile number and e-mail address to send and receive correspondence during the duration of their stay, as well as facsimile, printing and copying capabilities. The Office(TM), is a full service, credit card activated business center for business travelers staying at hotels.

NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased or increased by the preferred stock dividends of $31,934 and $35,423 for the nine month periods ending September 30, 2002 and 2001, respectively, and $10,353 and $13,114 for the three month periods ending September 30, 2002 and 2001, respectively, by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period. Zunicom's common stock equivalents are not included in the diluted loss per share for the nine month period ended September 30, 2001 as they are antidilutive. At September 30, 2002 and 2001, all outstanding stock options and warrants have exercise prices greater than the current fair value of the underlying stock and therefore, have no affect on the income per share computation.

NOTE D - LINE OF CREDIT

On March 27, 2002, UBC obtained a $12,000,000 line of credit with a finance company, payable on demand, with interest payable monthly at prime plus 1.25% maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of UBC. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UBC's eligible accounts receivable and a percentage of eligible inventory. On September 30, 2002, $4,777,976 of the line of credit was outstanding, while $246,747 remained available for borrowings under the line of credit.

NOTE E - NOTES PAYABLE

AHS has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc., a company in which Kim Yeow Tan, William Tan's (the Company's President and Chief Executive Officer) brother, is an officer, director and shareholder. As of September 30, 2002, AHS owes $1,287,037 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC, a company in which Jenny Jechart, a shareholder of the Company, is the principal shareholder. As of September 30, 2002, AHS owes $440,400 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2003. Both notes are secured by a first lien on all AHS assets and a second lien on all AHS stock owned by Zunicom.

Zunicom also has a note payable to a related party financing company. As of September 30, 2002, the original and current outstanding principal amount of $500,000 is payable to Caspic International, Inc., a company in which William Tan is a shareholder and director. This note has an interest rate of 12%, originally matured on June 10, 2002 and was extended to December 10, 2002. The loan is secured by a pledge of the shares of capital stock of AHS.

NOTE F - CONCENTRATIONS

Through September 30, 2002, a significant portion, of UBC's business was with one major customer, which represented approximately 48% and 32%, respectively, of the Company's revenue for the three and nine months ended September 30, 2002. At September 30, 2002 UBC had aggregate accounts receivable from this customer in the amount of $2,954,185. Through November 13, 2002, substantially all of this amount has been collected.

NOTE G - SEGMENTS

The battery and electronic sales segment represents the operations of UBC, which includes the stocking and sales of battery, battery related products, battery powered products and passive electronic components. The hospitality services operations of AHS provides private in-room facsimile and office business centers for business travelers. These segments were identified based on the different nature of services, location and, in general, the type of customers.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                         Nine Months Ended September 30, 2002
                              -----------------------------------------------------------
                                                   Battery and
                                Facsimile &        Electronic
                              Business Center        Sales      Adjustment   Consolidated
                              ---------------     ------------  ----------   ------------
Revenue                           $3,032,641      $29,385,211   $        -    $32,417,852
Depreciation and amortization        459,414           87,704        5,160        552,278
Segment profit (loss)               (397,885)         784,270      466,829        853,214
Segment assets                     3,620,077       17,508,721      126,585     21,255,383
Capital expenditures by segment      285,064          224,010        4,267        513,341

                                         Nine Months Ended September 30, 2001
                              -----------------------------------------------------------
                                                   Battery and
                                Facsimile &        Electronic
                              Business Center         Sales     Adjustment   Consolidated
                              ---------------     ------------  ----------   ------------
Revenue                           $3,630,962      $18,590,111   $        -    $22,221,073
Depreciation and amortization        553,131           71,640        3,816        628,587
Segment profit (loss)               (882,274)         690,247       54,832      (137,195)
Segment assets                     4,105,926        8,774,991     (215,466)    12,665,451
Capital expenditures by segment       50,046           19,578            -         69,624

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate capital expenditures to reconcile segment balances to consolidated amounts.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with Zunicom's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-KSB for the year ended December 31, 2001.

BACKGROUND AND RECENT DEVELOPMENTS

On March 7, 2002, UBC signed an agreement with Brink's Home Security, Inc., the security division of the Pittston Brinks Group, to procure and assemble security components for both residential and commercial alarm systems. This agreement became effective May 1, 2002 and will continue for a two year period. For the period ended September 30, 2002, this contract provided approximately $10.3 million in revenue. The Company believes that this agreement will continue to provide increased revenues in the future. However, sales to Brinks Home Security have low margins.

On March 27, 2002, UBC entered into a $12,000,000 revolving line of credit with General Electric Capital Corporation, payable on demand with interest payable monthly at prime plus 1.25%, maturing March 27, 2005. The line of credit is secured by the accounts receivable, inventories and equipment of UBC. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of UBC's eligible accounts receivable plus the lesser of $3,000,000 or 85% of the net orderly liquidation value of UBC's eligible inventory and 55% of the lower of cost or market of UBC's eligible inventory. This line of credit is guaranteed by Zunicom. On September 30, 2002, $4,777,976 of the line of credit was outstanding, while $246,747 remained available for borrowings under the line of credit.

On March 28, 2002, the maturity dates on AHS notes payable to related parties totaling $2,205,200 were extended to March 27, 2003. Additionally, on September 10, 2002 the maturity date of Zunicom's $500,000 note payable to a related party was extended to December 10, 2002.

On July 1, 2002 Zunicom relocated its headquarters to Addison, Texas, a suburb of Dallas, to further consolidate operations and reduce overhead.

On October 17, 2002, the Company's name was changed from Tech Electro Industries, Inc. to Zunicom, Inc. Management believes that the name Zunicom better encompasses Zunicom's current operations through UBC and AHS. The Company's business has evolved from electro-magnetic components to predominantly battery and battery related sales to multiple industries, and communication services to the hospitality industry. Zunicom's new ticker symbol on the OTC Bulletin Board is ZNCM.


RESULTS OF OPERATIONS

Currently, Zunicom's operations are conducted through its two wholly-owned subsidiaries, Computer Components Corporation, doing business as Universal Battery Corporation ("UBC"), and AHS Hospitality Systems Inc. ("AHS").


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues

For the three month period ended September 30, 2002, Zunicom generated consolidated revenues of $15,525,640 compared to $9,546,242 for the similar period ended September 30, 2001, an increase of $5,979,398 (62.6%).

UBC and AHS generated revenues of $14,521,748 and $1,003,892 for the three month period ended September 30, 2002, respectively, compared to revenues of $8,572,789 and $973,453 for the similar period in 2001, respectively. The
$5,948,959 in increased UBC revenues is largely attributable to one new customer, Brinks Home Security, while sales of battery, battery related and battery powered products remained consistent in the primary markets serviced by UBC. Specifically, Brinks Home Security sales totaled $7,471,912 for the three month period ended September 30, 2002. Direct shipment sales decreased by

$1,474,781 or 39.5% compared to the same three month period ending September 30, 2001. The decrease in direct shipment sales is mainly attributable to a large customer of UBC's whose end customers had lower sales which in turn reduced direct shipment orders to UBC. UBC does not believe that this decline in direct shipment sales will continue but that direct shipment sales will increase in the next year as UBC increases its product range to this customer. AHS' increase in revenues of $30,439 is attributable to increased usage of The Office product, which accounted for increased revenue of $149,163 compared to the same period in 2001. However, AHS continues to see decline in facsimile usage, service fees charged to hotels for renewal of expired contracts, as well as, declining installations of InnFax machines in North America, which represents $118,724 of the decrease.

Cost Of Revenues

For the three month period ended September 30, 2002, Zunicom's consolidated cost of revenues increased to $12,703,338 compared to cost of revenues of $7,233,567 for the similar period in 2001, an increase of $5,469,771.

UBC's and AHS's cost of revenues totaled $12,464,228 and $239,110 for the three month period ended September 30, 2002, compared to $7,052,155 and $181,412 for the similar period in 2001, respectively. Increased revenues at UBC during the three month period ended September 30, 2002 compared to the similar period in 2001 directly resulted in an increase in the cost of revenues during the same three month period in 2002 compared to the similar period in 2001. Cost of revenues as a percentage of revenues for UBC increased to 85.8% compared to 82.3% for the similar period in 2001. This increase is mainly attributable to the low margin on sales to Brinks Home Security, a high volume customer. Our gross margin in sales to Brinks was 9.3% for the three month period ended September 2002. Cost of revenues as a percentage of service revenues for AHS increased to 23.8% in the current period compared to 18.6% for the three month period ending September 30, 2001. The increase in cost of revenues is primarily a result of fewer new installations while fixed costs have remained constant.

Operating Expenses

For the three month period ended September 30, 2002, Zunicom's consolidated operating expenses, consisting of selling, general and administrative and depreciation and amortization expenses increased to $2,012,270 compared to $1,832,588 for the similar period in 2001, an increase of $179,682.

UBC's, AHS's, and Zunicom's selling, general and administrative expenses totaled $1,325,144, $410,639 and $91,136, respectively for the three month period ended September 30, 2002, compared to $900,539, $592,926 and $133,086, respectively for the similar period in 2001. The increase in UBC's selling, general and administrative expenses in 2002 is primarily due to increases in payroll and related expenses of $247,539, rent of $64,868, bank charges of $28,046, legal charges of $6,483, commissions of $60,546 and travel, meals and entertainment expenses of $37,557 compared to the same period in 2001. These increases are primarily related to additional expenses associated with the Brinks contract. The decrease in AHS's selling, general and administrative expenses is largely attributable to decreased wages and commissions of $145,053 due to the reduction in sales, marketing and customer support employees. The decrease in Zunicom's selling, general and administrative expenses is attributable to decreased wages of $59,737, offset by moving costs associated with Zunicom's relocation to Texas of $22,288.

For the three month period ended September 30, 2002, Zunicom's consolidated depreciation expense was $185,351 compared to $206,037 for the similar period in 2001, a decrease of $20,686 primarily due to AHS's disposal of certain assets in 2002.

Interest Expense

For the three month period ended September 30, 2002, Zunicom, on a consolidated basis, incurred $180,965 in interest expense compared to $222,543 for the similar period in 2001, a decrease of $41,578. This decrease is primarily due to the decrease in notes payable as AHS has made significant payments on outstanding loans during the nine months ended September 30, 2002. The decrease in AHS notes payable at interest rates of 20.5% is partially offset by increased borrowings on the UBC line of credit, which has an interest rate of prime plus 1.25% (6.0% during 2002).

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues

For the nine month period ended September 30, 2002, Zunicom generated revenues of $32,417,852 compared to $22,221,073 for the similar period in 2001, an increase of $10,196,779 (45.9%)

UBC and AHS generated revenues of $29,385,211 and $3,032,641, respectively for the nine months ended September 30, 2002 compared to revenues of $18,590,111 and $3,630,962, respectively, for the similar period in 2001. The $10,795,100 increase in UBC revenues is largely attributable to the increase in sales to one new customer, Brinks Home Security, which accounted for $10,344,565 of the increase in revenues, and an increase in sales of battery related products to the primary markets serviced by UBC. Revenues from direct shipments decreased in the nine month period ending September 2002 by $2,613,059 or 41.2% compared to the same nine month period in the prior year. The decrease in direct shipment sales is mainly attributable to a large customer of UBC's whose end customers had lower sales which in turn reduced direct shipment orders to UBC. UBC does not believe that this decline in direct shipment sales will continue but that direct shipment sales will increase in the next year as UBC increases its product range to this customer. Additionally, the increase in sales and battery sales to the medical industry contributed $836,104 to the increase in UBC's sales and increased revenues in both industrial and consumer batteries contributed $1,776,955 to the increase in UBC's sales. The increases are due to the addition of new customers during the nine months ended September 30, 2002 as well as to continued growth in sales to UBC's existing customers. The decrease of $598,321 in AHS revenues is attributable to the decline in InnFax usage by hotel guests which decreased to $970,340 as compared to $1,605,163 in 2001, as well as the decrease of new installations and hardware sales offset by a slight increase in sales of the Office product during the nine months ended September 20, 2002 compared to the same nine months in the prior year.

Cost of Revenues

For the nine month period ended September 30, 2002, Zunicom's cost of revenues increased to $25,215,280 compared to $15,957,025 for the similar period in 2001, an increase of $9,258,255.

UBC's and AHS's cost of revenues totaled $24,570,753 and $644,527 for the nine month period ended September 30, 2002, compared to $15,175,235 and $781,790 for the similar period in 2001, respectively. Increased revenues at UBC during the nine month period ended September 30, 2002 compared to the similar period in 2001, directly resulted in an increase in the cost of revenues during the same nine month period compared to the similar period in 2001. Cost of revenues as a percentage of revenues for UBC increased to 83.6% compared to 81.6% for the similar period in 2001. This slight increase is attributable mainly to the lower margins on the high volume sales to UBC's largest customer, Brinks Home Security. Our gross margin on sales to Brinks was 8.9% for the nine month period ended September 2002. Cost of revenues as a percentage of service revenues for AHS have remained fairly consistent at 21.3% compared to 21.5% for the nine month period ending September 30, 2002 and 2001, respectively.

Operating Expenses

For the nine month period ended September 30, 2002, Zunicom's operating expenses, consisting of selling, general and administrative and depreciation and amortization expenses increased to $5,751,482 compared to $5,469,421 for the similar period in 2002, an increase of $282,061.

UBC's, AHS', and Zunicom's selling, general and administrative expenses totaled $3,450,487, $1,439,261 and $309,456, respectively for the nine month period ending September 30, 2002, compared to $2,265,730, $2,156,957 and $418,147, respectively for the similar period in 2001. The increase in UBC's selling, general and administrative expenses in 2002 is due to increases in payroll and related expenses of $547,646, rent of $107,836, travel, meals and entertainment of $72,794, bank charges of $82,350, and legal fees of $38,371. These increases are primarily related to additional expenses associated with the Brinks contract. The decrease in AHS' selling, general and administrative expenses is largely attributable to decreased marketing expenses of $121,719, decreased wages and sales commissions of $352,686, and legal and consulting fees of $121,933 as compared to the same nine months in 2001 attributed to the reduction of sales, marketing, and customer support employees as well as continued cost-cutting efforts in other sales and marketing expenses. Zunicom experienced decreases in wages of $95,337, and legal and accounting costs of $38,015 for the nine months ended September 30, 2002, offset by moving costs of $35,560 associated with Zunicom's relocation to Texas.

For the nine month period ended September 30, 2002, Zunicom incurred $552,278 in depreciation and amortization expense compared to $628,587 for the similar period in 2001, a decrease of $76,309 due primarily to AHS's significant disposal of assets in 2002.

Interest Expense

For the nine month period September 30, 2002, Zunicom incurred $549,318 in interest expense compared to $704,524 during the similar period in 2001, a decrease of $155,206. This decrease is due to the decreased interest rate under the UBC line of credit as well as principal payments made on AHS' outstanding notes payable during the nine months ended September 30, 2002. The decrease in AHS notes payable at interest rates of 20.5% is partially offset by increased borrowings on the UBC line of credit, which has an interest rate of prime plus 1.25% (6.0% during 2002).

Liquidity

Zunicom had cash and cash equivalents on a consolidated basis of $974,713 and $739,022 at September 30, 2002 and 2001, respectively.

Net cash used by operations was $2,078,883 for the nine month period ended September 30, 2002 compared to cash provided by operations of $1,001,546 for the similar period in 2001. The cash used by operating activities in 2002 was primarily related to increases in accounts receivable and inventory of $4,324,336 and $5,220,862, respectively, offset by net income of $853,214, an increase in accounts payable and accrued liabilities of $6,167,876. These changes were directly related to our new agreement with Brinks Home Security. The cash provided by operating activities during 2001 related to a net loss of $137,195, an increase in accounts receivable of $315,289 and an increase in prepaid expenses and other current assets of $134,431 offset by an increase in accounts payable and accrued liabilities of $362,573, depreciation and amortization of $898,798 and the provision for bad debts of $253,616.

Net cash used by investing activities for the nine month period ended September 30, 2002, was $320,406 compared to $75,595 for the similar period in 2001. The increase resulted from purchases of property and equipment of $480,969 during the nine month period ended September 30, 2002 offset by the decrease in the certificate of deposit of $160,563.

Net cash provided by financing activities for the nine month period ended September 30, 2002 was $2,018,849 compared to cash used of $1,025,989 for the similar period in 2001. The net cash provided by financing activities for the nine months ended September 30, 2002 was comprised of net borrowings on the UBC line of credit of $2,670,614 offset by the repayment of long-term debt of $619,831 and payment of preferred stock dividends of $31,934. The net cash used by financing activities for the nine months ended September 30, 2001 was comprised of net payments of $877,209 on the UBC line of credit and repayments of long-term debt of $148,780.

UBC has a $12,000,000 revolving line of credit with a finance company, payable on demand with interest payable monthly at prime plus 1.25%, maturing March 27, 2005. The line of credit is secured by the accounts receivable, inventories and equipment of UBC. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of UBC's eligible accounts receivable plus the lesser of $3,000,000 or 85% of the net orderly liquidation value of UBC's eligible inventory and 55% of the lower of cost or market of UBC's eligible inventory. This line of credit is guaranteed by Zunicom. On September 30, 2002, $4,777,976 of the line of credit was outstanding, while $246,747 remained available for borrowing under the line of credit.

At September 30, 2002, AHS had notes payable to financing companies with balances of $1,727,437. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc., a company in which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of September 30, 2002, AHS owes $1,287,037 in principal on this note. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC, a company in which Jenny Jechart, a shareholder, is the principal shareholder and director. As of September 30, 2002, AHS owes $440,400 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2003. These notes are secured by a first lien on all AHS assets and a second lien on all AHS stock owned by Zunicom. As provided for in the UBC line of credit agreement discussed in the preceding paragraph, UBC may, under certain conditions, borrow under the line to advance funds to its parent, Zunicom, to pay this indebtedness of AHS. Assuming borrowing availability and certain fixed charge coverage ratio tests are met, UBC may borrow for this purpose up to 50% of its net income for (i) calendar year 2001 and (ii) quarterly thereafter until such AHS indebtedness is paid. The loan agreements between AHS and said financing companies have been amended to extend the maturity dates of the notes to March 27, 2003 in consideration of the repayment provisions discussed above.

Zunicom currently has a note payable to related party financing  companies.  The note in the original principal amount of $500,000 is payable to Caspic International, Inc., a company in which William Tan is a shareholder and director. As of September 30, 2002, Zunicom owes $500,000 in principal. As of September 30, 2002, Zunicom owes $152,797 accrued interest on this note. As of October 8, 2002 a portion of the accrued interest has been paid leaving a balance due of $52,797. This note has an interest rate of 12% and originally matured on June 10, 2002. The note has been extended to December 10, 2002. Zunicom believes that the note will be extended another 3 months to March 10, 2003.

Zunicom is seeking alternative sources of financing to repay the Appel, AHS Funding and Caspic notes. These lenders have not indicated whether they will refinance these loans. We have applied for loans from traditional lenders, but to date have been unable to secure acceptable loan terms or terms with which we can comply.

Zunicom believes that cash provided by its operations and cash available under the UBC line of credit will be sufficient to meets its operational needs over the next year. However, it will not be sufficient to retire the said Appel, AHS Funding and Caspic indebtedness.

INTERNATIONAL CURRENCY FLUCTUATION

Since the majority of goods that UBC purchases are from Asia, it has been subject, like its competitors, to international currency fluctuation since the Company's inception. The management of UBC does not believe that the fluctuation in currency presents a serious threat to its operations.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.       Exhibits.

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.       Reports on Form 8-K.

     None.

                                    Signature
                                    ---------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Zunicom, Inc.
                                       -----------------------------


Date: November 13, 2002                /s/ Julie Sansom-Reese
                                       --------------------------------
                                       Julie Sansom-Reese
                                       Chief Financial Officer

                                 Certifications
                                 --------------



I, William Tan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zunicom, Inc. and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)      designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)      presented   in   this   quarterly  report  our  conclusions  about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002


                                         /s/ William Tan
                                         -------------------------------------
                                         William Tan
                                         President and Chief Executive Officer

I, Julie Sansom-Reese, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zunicom, Inc. and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)      designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)      presented   in   this  quarterly  report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                                     /s/ Julie Sansom-Reese
                                                     -------------------------
                                                     Julie Sansom-Reese
                                                     Chief Financial Officer
                                       22