Form 10KSB
period 2002-12-31
ZUNICOM INC
filed 2003-03-31
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                       or

                   For the Fiscal Year Ended December 31, 2002

[   ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210


                                  Zunicom, Inc.
                    (Formerly Tech Electro Industries, Inc.)
                    --------------------------------------------
                   (Name of Small Business Issuer in its Charter)


                  Texas                                      75-2408297
      -----------------------------                      ------------------
      State or other jurisdiction of                      I.R.S. Employer
       incorporation or organization                      Identification No.

   4300 Wiley Post Road, Addison, Texas                              75001
   -------------------------------------                          ----------
   Address of principal executive office                           Zip Code

                    Issuer's telephone number: (972) 851-5600

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

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenue for Fiscal Year ended December 31, 2002 was $46,787,929.

As of March 5, 2003, 8,403,390 shares of Common Stock outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the OTC Bulletin Board) held by non-affiliates (4,191,279 shares) was approximately $1,466,948.


DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATION S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS HISTORY

Zunicom, Inc., formerly Tech Electro Industries, Inc., ("Zunicom" or the "Company") was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a Texas corporation. On October 29, 1996, Zunicom incorporated Universal Battery Corporation, a Texas corporation, for the purpose of expanding into new markets for batteries and battery products. In May 1999, Zunicom merged Universal Battery Corporation into Computer Components Corporation dba Universal Battery Corporation. On January 17, 2003, Computer Components Corporation changed its name to Universal Battery Corporation
("Universal"). Since its inception in 1968, Universal has evolved from a distributor of electronic components into a battery, battery powered products and security products distributor and supplier, a third-party fulfillment service provider, and a custom battery assembler.

On October 26, 1999, Zunicom completed the acquisition of Alphanet Hospitality Systems, Inc., ("Alphanet"). Zunicom acquired Alphanet to gain an entry into the information technology and Internet related business sector.

On October 17, 2002, the Company's name was changed from Tech Electro Industries, Inc. to Zunicom, Inc. Management believes that the name Zunicom better encompasses Zunicom's current operations through Universal and Alphanet. The Company's business has evolved from electro-magnetic components to predominantly battery and battery related sales to multiple industries, and communication services to the hospitality industry. Zunicom's new ticker symbol on the OTC Bulletin Board is ZNCM.


FUTURE ACQUISITIONS AND VENTURES

Zunicom believes that shareholder value may be increased through strategic acquisitions and new ventures. Zunicom does not have any prospective acquisitions or ventures that it is currently considering. If in the future such an opportunity does arise, Zunicom may need to issue additional shares of common stock or borrow funds to make an acquisition or enter into a new venture. If additional shares were issued, present shareholders may suffer dilution of their interest in Zunicom. Zunicom cannot be sure that any new venture or new acquisition would be successful.


BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

                          UNIVERSAL BATTERY CORPORATION

Universal Battery Corporation's ("Universal") operations consist of: (i) sale of batteries and battery assembly systems; (ii) sale of battery powered products;
(iii) sale of other products, such as AC transformers, ceramic sound sources, battery chargers, etc.; (iv) sale of passive electronic components; and (v) sale of third party fulfillment services; and (vi) sale of custom kits.

Universal's products are sold to original equipment manufacturers (OEMs) and distributors for use in the manufacture and sale of high-technology products, such as computers, oil field equipment, medical instrumentation, uninterruptible power supply systems, and security equipment.

Universal is an authorized distributor, on a non-exclusive basis, for two product groupings of Panasonic, which are OEM Batteries and Industrial Consumer Batteries. Panasonic is a subsidiary of Matsushita Electric Corporation of Japan. Universal also operates on a non-contractual basis through long-term relationships with other vendors located in Taiwan, Hong Kong, China, Korea and Japan, many of these alliances exceeding 10 years. Through these relationships, Universal imports electronic components and batteries marketed under its own label, "Universal Battery". Universal also private labels for Radio Shack, Home Depot and other large customers. Additionally, Universal imports electro magnetic devices, battery charging devices and electric scooters from The People's Republic of China.

BATTERIES

Universal sells and distributes batteries under its label called "Universal Battery" and private labels for many large customers such as Home Depot and Radio Shack. Universal also sells and distributes a broad line of industrial as well as consumer-retail batteries under agreements with Panasonic. Batteries sold and distributed by Universal include sealed lead-acid, nickel-cadmium, lithium, carbon-zinc, nickel metal hydride and alkaline batteries. Universal does not manufacture batteries. Universal acquires the batteries it sells from battery manufacturers such as Panasonic and then distributes them.

In addition to the sale of individual batteries, Universal assembles and sells battery packs consisting of assembled groups of batteries combined electrically into a single unit. Universal is also a Panasonic authorized modification center and, in that capacity, creates custom-designed battery packs meeting specifications of individual customers. In addition to providing the services necessary to produce battery packs, such as welding and assembly, Universal supplies materials such as wiring, connectors, and casings. Completed battery packs are assembled to order in nearly all instances and Universal maintains little or no inventory of completed packs, although components for assembly of packs are maintained. Universal also offers customers battery packs that are assembled in China to the customers' specifications. Universal maintains a broad inventory of various sizes of batteries and components utilized in battery package production to serve customer needs for immediate pack design and assembly.

One of Universal's portable power products, the Start'er Up, is a portable source of 12 volt DC power used primarily as an emergency starting power source for failed automobile and boat batteries. It may also be used to power many accessories, including cellular phones, portable televisions and radios. The majority of this product is sold to one customer, Schumacher Electric, who then distributes the Start'er Up to major retailers such as Sears, Walmart and Auto Zone. Universal also has a smaller version of the Start'er Up called the "Power-Up". At only 12 pounds, Power-Up is just two-thirds the weight of the Start'er-Up product, offering greater handling convenience.

RETAIL & DISTRIBUTION CENTERS

In October 2000, Universal opened its first retail and distribution center, called Battery World, in Oklahoma City, Oklahoma for the sale of many types of batteries including cellular and cordless phone batteries under Universal's private label. Universal's outlet is in a leased facility and contains 1,200 square feet of retail space and 2,000 square feet of warehouse space.

Battery World also serves as a wholesale distribution hub for Universal's line of battery products. Battery World generated gross revenues of $802,732 for the year ended December 31, 2002 as follows:


Wholesale revenues                         $718,077
Gross Margins                                 35.1%

Retail Revenues                            $ 84,655
Gross Margins                                 36.1%

This retail and distribution center has proven that it works successfully with Universal's business plan and Universal anticipates opening additional centers in the future.


THIRD PARTY FULFILLMENT SERVICES AND KITTING OPERATIONS

Universal procures, assembles and distributes both residential and commercial alarm systems security components for Brink's Home Security, Inc., the security division of Pittston Brinks Group. As a third party fulfillment services provider for Brink's Home Security, Universal also procures and distributes to their branches all other products related to security installation from Universal's distribution center. In addition, Universal provides value-added security kitting services that complement its third party fulfillment business.

SECURITY PRODUCTS

Universal, in line with its third party fulfillment agreement with Brink's Home Security, also carries a complete line of residential and commercial security products for distribution to the security industry.

ELECTRONIC COMPONENTS

Universal imports and sells to OEMs and distributors the following electronic components for use in the manufacture, repair and modification of electronic equipment:

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

BATTERY POWERED PRODUCTS

Universal imports and sells its Universal Mobility (TM) line of  battery-powered
kid scooters called "UB Scootin'(TM)".   Additional models of electric scooters,
both for adults and kids, will be added to this line in the near future.

OTHER PRODUCT SALES

Universal sells to OEMs and distributors or retail suppliers the following other products:

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

Universal relies primarily on sales personnel and representatives, and has undertaken only minimal advertising in trade publications. As of March 5, 2003, Universal employed a direct sales force of seven, outside sales representatives of seventeen, and in-house customer service department of five.

EQUIPMENT

Universal owns the majority of the equipment used in its design, manufacturing and assembly operations. This includes specialized equipment such as small electric welders, sonic welders, computer aided design computer programs, computer driven battery analyzers, battery chargers, heat-shrink ovens, strip-chart recorders, timers, multi-meters and hand tools utilized in operations. Universal also owns additional manufacturing equipment capable of automated epoxy dispensing and automated "connector to wire" attachment. Universal leases an insignificant amount of small equipment. Universal owns the computer hardware and software required for its accounting, sales, inventory and management and the office furniture and equipment as necessary to operate its business.

Universal's equipment consists of readily available items and can be replaced without significant cost or disruption to business activities.

CUSTOMERS

Universal's customer base is relatively broad. Universal maintains a computer database of over three thousand active and inactive customers, all of whom
Universal  believes are  potential  customers  for its  products.  However,  one customer, Schumacher Electric Corporation, accounted for 31% of Universal Battery's revenues for fiscal 2001. For fiscal 2002, Schumacher accounted for 11% of Universal's revenues. Universal's largest customer, Brink's Home Security, accounted for 38% of Universal's revenues in fiscal 2002. The loss of Schumacher Electric or Brink's Home Security as customers would materially decrease Universal's total revenue.

EMPLOYEES

As of March 5, 2003, Universal's workforce consisted of 56 full time employees. Universal foresees increase in personnel as business grows.

TECHNOLOGY

Universal's electronic products are not affected by rapidly changing technology. Universal believes that these products are not subject to sudden obsolescence since they represent basic elements common to a wide variety of existing electronic circuit designs. At the same time, there can be no assurance that advances and changes in technology, manufacturing processes and other factors will not affect the market for Universal's products.

COMPETITION

Universal competes in the sale of its batteries and battery packs with many companies located in the United States, Mexico and Asia. In the sales of electronic components, Universal faces competition from many large electronic distributors as well as from factory direct sale outlets throughout the United States as well as other importers and exporters in Asia. Many of Universal's competitors are substantially larger and have greater resources. Universal is able to compete by stocking batteries and components for immediate delivery to Universal customers, by keeping in contact with its principal customers to anticipate their needs and by providing excellent customer support.

ENVIRONMENTAL MATTERS

Universal believes that it complies with all relevant federal, state, and local environmental regulations and does not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

PATENTS AND TRADEMARKS

Universal does not depend on the patents and trademarks of its vendors and suppliers. During 2002, Universal submitted UB Scootin'(TM) and Adventure Power(TM) for trademark approval for its electric scooter and outdoor recreational application batteries, respectively. It is possible that Universal may not obtain approval on the registration of those trademarks. However, Universal does not believe that this will have an adverse effect on its business.

SOURCES AND AVAILABILITY OF MATERIALS

With the exception of battery products described below, Universal purchases its raw materials, such as wire, metals and packaging materials, from a number of local sources and is not dependent on any single source for raw materials. Except as noted below, Universal believes that the loss of any single supplier would not adversely affect its business. All raw materials utilized by Universal are readily available from many sources.

Universal enjoys a close and beneficial non-exclusive relationship with a single supplier of a portion of its battery products, the Panasonic Battery Sales Group of Matsushita Electric Corporation of America. Universal is a certified

Panasonic Modification Center for the production of battery packs. Universal has also established relationships with other overseas battery manufacturers from which it has purchased batteries. Universal does not believe that the loss of any of these relationships will have a material effect on Universal's business.

GOVERNMENTAL MATTERS

Except for usual and customary business licenses, permits and regulations, Universal's business is not subject to governmental regulations or approval of its products.

                       ALPHANET HOSPITALITY SYSTEMS, INC.

Founded in 1992, AlphaNet Hospitality Systems Inc. ("Alphanet") supplies business and connectivity solutions to the hospitality industry through licensing agree-ments. Alphanet's two products are: InnFax, the private in-room facsimile and business service, that can be found in over 350 hotels, 45,000 hotel rooms world- wide; and The Office, a 24-hour unattended "self-serve" credit card activated hotel business center providing hotel guests with 24-hour convenient access to various business office services such as personal computers equipped with popular software, printing, faxing and photocopying. Alphanet's products can be found in hundreds of hotels around the world serving tens of thousands of guestrooms.

PRODUCTS

InnFax: Alphanet's core product, InnFax, provides business travelers staying at leading hotels with a private, in-room fax machine. Users may send and receive faxes with complete confidentiality and at their convenience, on a unique, private fax number, which is disabled on check-out so that the next guest has a different and unique number. Users are also assigned a temporary email address to receive email correspondence by fax during their stay. In addition, the guest has access to a range of information services and in-room printing of the hotel bill. The latest InnFax machine, the IBC-5000, provides the benefits of the InnFax service with the additional features of plain paper PC printing and copying.

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

The Office: The Office is an unattended "self-service" hotel business center. Credit card activated, The Office provides hotel guests with 24- hour convenient access to various office services. Hotel guests can utilize a personal computer loaded with popular business software, have access to the Internet and email, as well as document printing, faxing and photocopying, all without leaving the hotel. The Office allows hotels, particularly those within the fast growing mid-market/limited service sector, to meet the needs of business travelers without the expense of added staff.

Alphanet and their licensees have InnFax in-room fax machines installed in approximately 45,000 rooms in 286 hotel client properties. Alphanet also has their unattended business centers in 149 hotels.

EQUIPMENT

Alphanet currently has excess stock of Innfax machines which were purchased from Sanyo, Inc. in 2000. The facsimile machines were customized to Alphanet's specifications and have been written down to estimated fair value during 2002. These specifications allow the facsimile machines to operate as part of a communications network so that business travelers or other hotel guests can send and receive fax transmissions in their hotel rooms.

Alphanet also leased fax machines to hotels using third party lease arrangements. Hotels sign multi-year lease agreements with third party lease companies for fax machines, an alternative to having Alphanet owned equipment on site. The leased equipment connects to Alphanet's communications and billing system. Approximately 10% of the installed fax machines were leased. As of November 2002, Alphanet no longer leases any fax machines.

Alphanet does not foresee the need to purchase additional Innfax machines in the foreseeable future.

The equipment necessary for The Office product line is obtained from brand name manufacturers and software suppliers and is deployed in hotels under contract. The Office products contain modifications to allow for activity tracking and summarized individual usage for billing purposes. The billings are provided to Alphanet and the hotels.

CLIENT BASE

Alphanet sells its product line at both chain/management company and individual property levels. Among its 350 hotel clients are properties represented by more than 20 brands, such as Hyatt, Hilton, Starwood, Marriott, and Kimpton. Alphanet's InnFax service can be found in every "Business Class" room of the Hyatt chain and in many leading luxury properties such as The Waldorf-Astoria, Plaza Hotel, New York Palace Hotel and The Mansion on Turtle Creek.

EMPLOYEES

Alphanet's primary offices are in Toronto, Canada. Alphanet also maintains a small depot repair and shipping facility in Colorado Springs, Colorado. Alphanet employs a total of thirteen full time employees.

SALES AND MARKETING

Alphanet sells its products and services through direct sales led by the Executive Vice President of Sales and Marketing. In addition, senior management at Alphanet take an active roll in sales and sales management.

Alphanet's sales effort is supported by trade advertising and extensive use of highly targeted direct mail. Alphanet also typically exhibits and participates in two major industry trade shows each year.

PATENTS AND TRADEMARKS

Alphanet holds a number patents allowing individual fax machines to work in concert with communications networks.

COMPETITION

Largely due to Alphanet's first to market advantage, Alphanet's InnFax business does not have significant competition. Alphanet's The Office product has two established competitors in addition to competition from distributors of hotel telephones. Alphanet competes through service or product pricing and marketing to their large, established customer base.

SOURCES AND AVAILABILITY OF SERVICES

Alphanet relies upon the facilities and services of various telephone and communications common carriers. Those relationships are defined under contract by multi year agreements that have, and continue to, satisfy Alphanet's needs.

Alphanet relies on one manufacturer to provide fax machines. However, Alphanet has excess fax machines in inventory and does not foresee the need for additional fax machines in the near future. Should Alphanet need additional fax machines, Alphanet believes that there are other companies that can provide such equipment.

GOVERNMENTAL MATTERS

Except for the usual and customary business licenses and regulations, Alphanet's business is not subject to governmental regulations or approval of its products.


ITEM 2.  DESCRIPTION OF PROPERTY

Zunicom

Zunicom's executive offices are located in the Addison, Texas offices leased by Universal.

Universal

Universal leases an industrial office building complex and parking facility in Addison, Texas owned by La Taste Enterprises, a family partnership of Craig D. La Taste, a former director and President of Universal. The property includes approximately 23,000 square feet of office and warehouse building and 7,000 square feet of open fenced and paved parking and storage areas. Universal has entered into a lease effective March 1, 2000 for five years at a rate of $8,400 per month. The building space includes approximately 4,000 square feet of office space, 4,000 square feet of assembly space used in Universal's battery pack business, with the balance of the space dedicated to warehousing and storage.

Effective February 1, 2002, Universal leased an additional warehouse facility in Carrollton, Texas for three years at a rate of $9,750 per month. The property includes approximately 34,000 square feet of warehouse and 2,000 square feet of office space. On February 28, 2003, Universal executed a termination agreement for this space and subsequently executed with the same landlord, a new lease agreement for another warehouse facility in Carrollton, Texas, with an effective date of February 10, 2003, for 2 years and 18 days at a rate of $17,885 per month. This facility includes approximately 73,000 square feet which Universal will be using as their main distribution center.

Effective   August  1,  2000,   Universal  also  leased  3,200  square  feet  of
retail/warehouse space in Oklahoma City for its retail and distribution center. Universal is leasing this space at a rate of $2,236 per month for three years.

On April 1, 2002, Universal entered into a two year lease agreement expiring March 31, 2004, for 1,563 square feet of office space in Overland Park, Kansas at a monthly rate of $2,080 in the first year, and a monthly rate $2,190 in the second year. Universal utilizes this space as a customer support center.

On September 1, 2002, Universal entered into a one year lease agreement for a 3,000 square feet warehouse facility in Overland Park, Kansas at a monthly rate of $1,500 plus a percentage of the utility costs incurred. Universal utilizes this space as an additional distribution center.

Alphanet

Alphanet occupies 4,900 square feet of leased office space in Toronto, Canada. As of December 31, 2002, the per month lease cost is $9,120. This lease expires April 30, 2007. Alphanet has a small repair and service facility in Colorado which is leased on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCK MATTERS

The Common Stock of the Company is traded on the NASD OTC Bulletin Board Market under the symbol ZNCM. On December 31, 2002, the last sales price of the Company's Common Stock was $ 0.25. Prior to April 7, 1999, the Company's Common Stock was traded on the NASDAQ Small Cap Market.

The Company had 1,953,000 Warrants that traded under the symbol TELEW. The warrants expired on November 30, 2001.

No dividends have been declared or paid on the Company's Common Stock. As of March 5, 2003, the Company has 115,088 shares of Class A Preferred Stock outstand- ng and held by two record shareholders. The Class A Preferred Stock carries an annual dividend of $0.3675 per share, payable in cash or shares of Common Stock. The Company has paid all dividends due on the Class A Preferred Stock.

As of March 5, 2003, the Company had 8,403,390 shares of Common Stock issued and outstanding and held by 585 shareholders of record.

The following table sets forth the high and low bid prices of the Company's Common Stock on a quarterly basis for the calendar years 2000, 2001 and 2002, as reported by the NASDAQ Trading and Market Services:

                  Calendar Period                High               Low

2000:             First Quarter................  $2.375            $0.6875

                  Second Quarter...............  $0.75             $0.50

                  Third Quarter................  $0.65625          $0.3125

                  Fourth Quarter...............  $0.35             $0.1875

2001:             First Quarter................  $0.50             $0.1875

                  Second Quarter...............  $0.32             $0.19

                  Third Quarter................  $0.40             $0.17

                  Fourth Quarter...............  $0.22             $0.15

2002:             First Quarter................  $0.25             $0.13

                  Second Quarter...............  $0.44             $0.17

                  Third Quarter................  $0.38             $0.30

                  Fourth Quarter...............  $0.35             $0.15

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND AND RECENT DEVELOPMENTS

On March 7, 2002, Universal signed an agreement with Brink's Home Security, Inc., the security division of the Pittston Brinks Group, to procure and assemble security components for both residential and commercial alarm systems. This agreement became effective May 1, 2002 and will continue for a two year period. For the year ended December 31, 2002, this contract provided approximately $18 million in revenue. The Company believes that this agreement will continue to provide increased revenues in the future. However, sales to Brink's Home Security are mostly distribution activities provided by the Company which have low margins.

On March 27, 2002, Universal entered into a $12,000,000 revolving line of credit with General Electric Capital Corporation, payable on demand with interest payable monthly at prime plus 1.25%, maturing March 27, 2005. The line of credit is secured by the accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable plus the lesser of $3,000,000 or 85% of the net orderly liquidation value of Universal's eligible inventory and 55% of the lower of cost or market of Universal's eligible inventory. This line of credit is guaranteed by Zunicom. On December 31, 2002, $5,536,750 of the line of credit was outstanding, while $288,992 remained available for borrowing.

On March 28, 2003, the maturity dates on Alphanet notes payable to related parties totaling $2,205,200 were extended to March 27, 2004. Additionally, on March 5, 2003 the maturity date of Zunicom's $500,000 note payable to a related party was extended to September 10, 2003.

On July 1, 2002 Zunicom relocated its headquarters to Addison, Texas, a suburb of Dallas, to further consolidate operations and reduce overhead.

On October 17, 2002, the Company's name was changed from Tech Electro Industries, Inc. to Zunicom, Inc. Management believes that the name Zunicom better encompasses Zunicom's current operations through Universal and Alphanet. The Company's business has evolved from electro-magnetic components to predominantly battery and battery related sales to multiple industries, and communication services to the hospitality industry. Zunicom's new ticker symbol on the OTC Bulletin Board is ZNCM.

RESULTS OF OPERATIONS

Currently,   the  operations  of  Zunicom,   Inc.  are  conducted   through  its
subsidiaries, Universal and Alphanet.

REVENUES

Zunicom's consolidated revenues increased by $15,614,350 or 50% to $46,787,929 in 2002 compared to $31,173,579 in 2001.

Universal and Alphanet had revenues of $43,134,082 and $3,653,847 in 2002, respectively, compared to $26,740,710 and $4,432,869 in 2001, respectively.

Universal's $16,393,372 net increase in revenues can be attributed to three major factors: (i) new business in the sale of battery and battery related products to various markets, including, security, medical and consumer markets of approximately $4,000,000; and (ii) new business in the sale of third party fulfillment services to Universal's largest customer, Brink's Home Security of approximately $18,000,000; (iii) offset by a $6,000,000 decrease in factory direct shipping.

For the twelve months ending December 31, 2002, Alphanet had revenues of $3,653,847, a decrease of $779,022 or (18%) from revenues of $4,432,869 for the year ended December 31, 2001. Alphanet continues to see decline in facsimile usage by hotel guests, service fees charged to hotels for renewal of expired contracts, as well as declining installations of Innfax machines. However, Alphanet's decrease in facsimile revenues of approximately $1,300,000 has been offset by the increase usage and installations of "The Office" in hotels of approximately $600,000.

Of the $3,653,847 total Alphanet revenues for 2002, $2,522,596 was generated from the InnFax products compared to $3,697,944 for the same period in 2001. For the year ended December 31, 2002, revenue from the usage of existing facsimile contracts represented 67% of total facsimile revenue. Facsimile revenues also includes monthly service fees on equipment installed previously under service fee plans. For service fee plans, Alphanet retains ownership of the equipment, and earns recurring revenue for customer usage as well as a monthly service fee. For the twelve months ending December 31, 2002, service fee revenue represented 30% of total facsimile revenue.

Total revenues of $1,094,473 were generated from The Office product in 2002 compared to $475,507 in 2001 and $36,779 was generated from the InnPhone product in 2002 compared to $259,418 for the same period in 2001. Increased revenues were generated from The Office during 2002 as the business centers were available in 149 hotels as compared to 76 hotels in 2001. The decline in InnPhone results from Alphanet's decision to discontinue this product in June 2002.

COST OF REVENUES

Zunicom's consolidated cost of revenues increased by $14,251,916 or 62% to $37,232,428 in 2002 from $22,980,512 in 2001.

Universal's and Alphanet's cost of revenues totaled $36,351,337 and $881,091 in 2002, respectively, compared to $22,006,762 and $973,750 in 2001, respectively.

Universal's increase in cost of revenues in 2002 compared to 2001 was directly related to the increased revenues. However, the cost of revenues, as a percentage of revenues for Universal increased from 82% in 2001 to 84% in 2002 due to increased volume of third party fulfillment services which is currently a low margin product/service offering.

The decrease in Alphanet's cost of revenues in 2002 compared to 2001 is consistent with the decease in revenues. Costs of revenues as a percentage of revenues remained consistent at 22% in 2001 and 24% in 2002.

OPERATING EXPENSES

Zunicom's consolidated operating expenses, consisting mainly of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased by $718,169 or 10% to $8,186,271 in 2002 compared to $7,468,102 in 2001.

The selling, general and administrative expenses of Universal, Alphanet and Zunicom totaled $5,088,007, $1,903,977 and $357,082 respectively, in 2002, compared to $3,245,963, $2,752,897, and $580,930 in 2001.

Universal's increase in selling, general and administrative expenses of $1,842,044 or 57% in 2002 compared to 2001 was attributable primarily to the increase in bank charges of $135,109 related to the line of credit agreement with GE Capital Corporation entered into during 2002, commissions to representative firms which increased by $384,579, increase in personnel costs and contract labor of $795,166 and $177,360, respectively, increase in rent of

$165,610, increase in entertainment and travel of $101,629, and increase in supplies of $66,743 compared to the same period in 2001. These increases are primarily related to additional expenses associated with the Brink's Home Security contract.

Alphanet's decrease in selling, general and administrative expenses of $840,920 or 31% in 2002 compared to 2001 was attributable to decreased marketing expenses of $137,401, decreased personnel costs and sales commissions of $414,171 and $86,128, respectively, and professional fees of $174,956. These decreased expenses are attributable to the reduction in sales, marketing and customer support employees as well as continued cost-cutting efforts in other sales and marketing expenses during 2002.

Zunicom's decrease in selling, general and administrative expenses of $223,848 or 39% in 2002 was attributable to decreased personnel costs of $222,458, legal and accounting costs of $45,724, offset by moving costs of $35,910 associated with Zunicom's relocation to Texas.

INTEREST EXPENSE AND AMORTIZATION OF FINANCING COSTS

Zunicom's consolidated interest expense decreased to $721,880 in 2002, compared to $874,075 in 2001, a decrease of $152,195 or (17%). The decrease in interest expense is attributable to the decreased interest rate under the Universal line of credit in 2002 compared to 2001 as well as principal payments made by Alphanet on outstanding debt during 2002. The decrease in Alphanet notes payable at interest rates of 20.5% is partially offset by increased borrowings on the Universal line of credit, which has an interest rate of prime plus 1.25% (5.5% at December 31, 2002).

During 1999, Zunicom issued warrants to various lenders, which were recorded at fair value using the Black-Scholes model and paid loan origination fees on several loans. These deferred financing costs were amortized on a straight-line basis over the original term of the financing agreement. Amortization of the deferred financing costs was $274,231 in 2001. These costs were fully amortized during 2001.

LIQUIDITY

Zunicom on a consolidated basis had cash and cash equivalents of $648,415 and $1,355,153 at December 31, 2002 and 2001, respectively.

Net cash used in operations was $2,840,769 compared to net cash provided by operations of $1,376,693 for the years ended December 31, 2002 and 2001, respectively. The cash used in operating activities during 2002 was primarily related to increases in trade accounts receivable and inventories of $3,661,015 and $4,839,402, respectively, offset by net income of $633,544, depreciation of property and equipment of $807,439, the provisions for bad debts and obsolete inventory of $332,076 and $259,546, respectively, a decrease in prepaid expenses and other current assets of $379,178, and an increase in accounts payable and accrued liabilities of $3,451,924. These changes are primarily a result of increased Universal revenues. The cash provided by operations in 2001 is primarily related to depreciation and amortization of property and equipment of $832,433, a decrease in trade accounts receivable of $549,692 and the provision for bad debts of $414,888 offset by a net loss of $433,928.

Net cash used by investing activities was $372,507 compared to $170,192 for the years ended December 31, 2002 and 2001, respectively. During 2002, the Company used cash of $533,070 for purchases of property and equipment, offset by a decrease in the certificate of deposit of $160,563. In 2001, the Company used cash of $163,148 for the purchase of property and equipment.

The cash provided by the line of credit was $3,429,388 in 2002 and cash used to pay down the line of credit was $510,358 during 2001. Universal is in compliance with the terms of the line of credit at December 31, 2002. Total repayments of long-term debt for the years ended December 31, 2002 and 2001 were $880,554 and $180,050, respectively. During the year ended December 31, 2002 the Company paid cash dividends of $42,296 on the Series A Preferred Stock.

INTERNATIONAL CURRENCY FLUCTUATION

Since the majority of goods that Universal purchases are from Asia, it has been subject, like its competitors, to international currency fluctuation since Universal's inception. The management of Universal does not believe that the fluctuation in currency presents a serious threat to its operations.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by Management.

Revenue Recognition

Revenue from product sales, including computer and facsimile equipment and battery and electronic components, is recognized upon shipment. Alphanet recognizes service revenue as services are provided.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.


The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in

Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," was issued. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company had adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on the Company's financial position, cash flows or results of operations.


                           FORWARD-LOOKING STATEMENTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company:

   o Factors related to increased competition from existing and new competitors, including price reductions and increased spending on marketing and product development; and limitations on the Company's opportunities to enter into and/or renew agreements with vendors and customers;

   o The Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity; and the failure of management to anticipate, respond to and manage changing business conditions;

   o The failure of the Company or its partners to successfully utilize international markets; and risks inherent in doing business on an international level, such as laws governing content that differ greatly from those in the U.S., unexpected changes in regulatory requirements, political risks, export restrictions, export controls relating to technology, tariffs and other trade barriers, fluctuations in currency exchange rates, issues regarding intellectual property and potentially adverse tax consequences;

   o The amount and rate of growth in the Company's marketing and general and administrative expenses; the implementation of additional pricing programs; and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures. Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated;

   o     The  acquisition  of  businesses,  fixed  assets  and other  assets and acquisition related risks, including successful integration and management of acquired technology, operations and personnel, the loss of key employees of the acquired companies, and diversion of management attention from other ongoing business concerns; the making or incurring of any expenditures and expenses; and any revaluation of assets or related expenses; and

   o     The ability of the Company to diversify its sources of revenue  through
         the   introduction  of  new  products  and  services  and  through  the development of new revenue sources.


ITEM 7.  FINANCIAL STATEMENTS

Information required by this item appears in the Consolidated Financial Statements and Report of Independent Certified Accountants of the Company and Subsidiaries contained herein.


ITEM 8. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                   Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                  (a) As of March 5, 2003, the following persons served as directors and executive officers of the Company:


     Name and Age                     Position with Company               Since

     William Tan (59)                 Chairman of the Board,              1997
                                      President, Chief Executive
                                      Officer and Director

     Ian Colin Edmonds (31)           Vice President of Zunicom           1999
                                      Executive Director and
                                      COO of Universal                    1999

     Julie Sansom-Reese (40)          Chief Financial Officer             1999

     Mimi Tan (29)                    Director of Operations of
                                      Zunicom
                                      Vice President, Business
                                      Development of Universal            2002
                                      Secretary of Zunicom, Universal
                                      and Alphanet                        1998

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

         IAN COLIN EDMONDS is Vice President and Director of the Zunicom. Mr. Edmonds oversees corporate strategy and direction for the Company and its subsidiaries. Mr. Edmonds also serves as Executive Director and Chief Operating Officer of Universal, where he is responsible for overall corporate financing and M & A activities, credit risk management, operational planning, and internal systems implementation. Mr. Edmonds has served as a director of the Company since July 1997. Mr. Edmonds was elected Vice President in February 1999. Mr. Edmonds graduated from the University of Denver, Colorado with a Bachelors in Marketing and Minor in Statistics in June 1996.

         JULIE SANSOM-REESE was named Interim Chief Financial Officer of the Zunicom in November 1999. In November 2000, Ms. Sansom-Reese assumed this role on a permanent basis. Since August 1986, Ms. Sansom-Reese has served as CFO of Universal. Since October 2002, Ms. Sansom-Reese also serves as CFO of Alphanet.

         MIMI TAN was appointed Corporate Secretary of the Company on February 16, 1998. Ms. Tan is also Director of Operations of the Company and was appointed Vice-President of Operations of Universal in July 2002.

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

Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the 2002 fiscal year its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

                  (c) Significant and Key Employees:

The following table sets forth-certain information concerning significant employees of the Company's wholly owned subsidiaries.

                                Age                  Position

Randy Hardin                    43         President and CEO of Universal

Ian Edmonds                     31         Executive Director & COO of Universal

Julie Sansom-Reese              40         CFO of Universal & Alphanet

Mimi Tan                        29         VP, Business Development & Secretary
                                           of Zunicom

John J. Beasley                 53         EVP, Sales & Marketing of Alphanet

Ian Kindred                     56         COO of Alphanet

         RANDY HARDIN has been the President of Universal since October 1996 and was appointed CEO of Universal in January 1999. Mr. Hardin also serves as Director on the board of Universal and Alphanet. From 1982 to 1992 Mr. Hardin was employed at Interstate Batteries. From 1991 to 1996, Mr. Hardin was the National Sales Manager of MK Battery, Inc., a distributor of sealed batteries. Mr. Hardin is a graduate of Texas A&M University where he received a B.A. in Political Science in 1982.

         IAN C. EDMONDS is Vice President and Director of the Zunicom. Mr. Edmonds oversees corporate strategy and direction for the Company and its subsidiaries. Mr. Edmonds also serves as Executive Director and Chief Operating Officer of Universal, where he is responsible for overall corporate financing and M & A activities, credit risk management, operational planning, and internal systems implementation. Mr. Edmonds has served as a director of the Company since July 1997. Mr. Edmonds was elected Vice President in February 1999. Mr. Edmonds graduated from the University of Denver, Colorado with a Bachelors in Marketing and Minor in Statistics in June 1996.

         JULIE SANSOM-REESE was named Interim Chief Financial Officer of the Zunicom in November 1999. In November 2000, Ms. Sansom-Reese assumed this role on a permanent basis. Since August 1986, Ms. Sansom-Reese has served as CFO of Universal. Since October 2002, Ms. Sansom-Reese also serves as CFO of Alphanet. Ms. Sansom-Reese earned a B.A. from Texas Tech University in August 1986.

         MIMI TAN is the Secretary of Zunicom. Ms. Tan graduated Cum Laude from the University of Denver, Colorado with a Bachelors in Marketing and Minor in Statistics in November 1996. Prior to joining Zunicom, Ms. Tan worked in equity research at Prudential Securities. Ms. Tan joined the Company in February 1998. Since July 2002, she also serves as VP of Business Development at Universal where she oversees new product development, project management, business diversification, and business strategy development and implementation. Ms. Tan is the daughter of William Tan.

         JOHN BEASLEY joined Alphanet in August 2000 as Executive Vice President of Sales and Marketing. Prior to joining Alphanet, Mr. Beasley was a Regional Sales Manager for Fujitsu Business Communications, a producer of networking, telecommunications and call center equipment, where he was employed for 1-1/2 years. Prior to that he was a director of the commercial products division for Zenith Electronics for over 10 years.

         IAN KINDRED, Chief Operating Officer and Vice President of Worldwide Operations, joined Alphanet in 1992 to create and manage InnFax operations, engineering and customer service in North America, as well as providing operations support to Alphanet's InnFax licensees around the world. Mr. Kindred has 18 years' experience in the high-tech sector, and has held management positions at Panacom Automation, Hewlett-Packard and Varity Corporation.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company, or its subsidiaries, during its year ended December 31, 2002, 2001, and 2000 to the CEO of the Company and each of the Company's executive officers whose total cash compensation from the Company exceeded $100,000, and to all executive officers as a group.


                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                       Annual Compensation          Long-Term Compensation
                     ------------------------  ---------------------------------
                                               Awards                   Payouts
---------- --------- ------ ----- -----------  ----------  ------------ --------
Name and   Fiscal    Salary Bonus Other        Restricted  Securities   LTIP
Principal  Year      ($)    ($)   Annual       stock       Underlying   Payouts
Position   Ended                  Compensation award(s)    Options/     ($)
           Dec. 31                 ($)         ($)         SARs (#)
---------- --------- ------ ------ ----------  ----------  ------------ --------
William     2002          0      0          0           0            0       0
Tan,
Chairman    2001          0      0          0           0            0       0
of the
Board,      2000          0      0          0           0            0       0
President
and CEO
of the
Company
---------- -------- ------- ------ ----------  ----------  ------------ --------
Ian Colin   2002    129,231      0          0           0            0       0
Edmonds,
Vice        2001    120,000 30,000          0           0            0       0
President
            2000    104,000 24,000          0           0            0       0
---------- -------- ------- ------ ----------  ----------  ------------ --------
Mimi        2002     93,000      0          0           0            0       0
Tan,
Corporate   2001     93,600 18,720          0           0            0       0
Secretary
            2000     86,400 18,720          0           0            0       0

---------- -------- ------- ------ ----------  ----------  ------------ --------
Julie       2002     86,200 15,275          0           0            0       0
Sansom-Reese
Chief
Financial
Officer
---------- -------- ------- ------ ----------  ----------  ------------ --------
Randy       2002    189,254 151,087         0           0            0        0
Hardin
President   2001    141,231 132,019         0           0            0        0
& CEO
Universal   2000    118,393 118,519         0           0            0        0
---------- -------- ------- ------ ----------  ----------  ------------ --------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 5, 2003 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of Zunicom, Inc., (iii) each of the executive officers of Zunicom, and (iv) all directors and executive officers of Zunicom as a group.


                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
William Tan            4,627,546 (3) 42.73%    5,000               4.34%
President and CEO      Direct                  (through
No. 18 Jalan Sri       and Indirect            ownership of
Semantan 1                                     5,000 units)
Damansara Heights
50490 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------
Kim Yeow Tan           1,368,636(4)  15.23%    0                   0
11 Jalan               Direct
Medang Bukit
Bandaraya
59100
Kuala Lumpur, Malaysia
---------------------  ------------  --------  ----------------    ------
Jenny Jechart          1,094,696(5)  12.18%    0                   0
P.O. Box 4005          Direct and
Tustin,                Indirect
CA 92781
---------------------  ------------  --------  ----------------    ------

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
Craig D. LaTaste       520,929(6)    6.20%     0                   0
4526 Myerwood          Direct
Dallas, TX 75244
---------------------  ------------  --------  ----------------    ------
Mimi Tan,              355,000(7)    4.15%     0                   0
Secretary              Direct and
275 North Franklin     Indirect
Turnpike, #230
Ramsey, NY 07446
---------------------  ------------  --------  ----------------    ------
Ian Colin Edmonds      200,000(8)    2.32%     0                   0
Vice President and     Direct
Director
275 North Franklin
Turnpike, #230
Ramsey, NJ 07446
---------------------  ------------  --------  ----------------    ------
Randy Hardin           230,000 (9)   2.66%
President & CEO
Universal
4300 Wiley Post Road
Addison, TX 75001
--------------------   ------------  --------   ---------------    ------
Julie Sansom-Reese     22,250(10)    0.26%     0                   0
Chief Financial        Direct
Officer
4300 Wiley Post Rd.
Addison, TX 75001
---------------------  ------------  --------  ----------------    ------
All Directors          5,434,796     47.54%    5,000               4.34%
and Executive
Officers as a Group
(6 persons)
---------------------  ------------  --------  ----------------    ------

(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(2) Percent of Class for the Common Stock is based on the 8,403,390 shares outstanding as of March 5, 2003. Percent of Class for the Series A Pre-ferred Stock is based on 115,088 shares outstanding as of March 5, 2003. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from March 5, 2003.

(3) Represents (i) 75,000 shares directly held by Mr. Tan, (ii) incentive stock options to acquire 400,000 shares of common stock,(iii)1,383,000 shares of common stock and 1,050,000 warrants to purchase common stock held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, (iv) 727,273 shares of common stock and 727,273 warrants to purchase shares of common stock held by Ventures International, Ltd., a company of which Mr. Tan is a director and officer,(v) 5,000 Units, with each Unit convertible into one share of common stock and one share of preferred stock, of which one share of preferred stock is convertible into two shares of common stock and (vi) 250,000 warrants to purchase common stock held by Caspic International, Inc., a company of which Mr. Tan is a director and officer.

(4) Represents (i) 581,818 shares of common stock and (ii) 581,818 warrants through Gin Securities, Ltd. and (iii) 205,000 shares of common stock attributed to Kim Yeow Tan through Eurasia Securities Ltd. Kim Yeow Tan, William Tan's brother, has voting and investment control of Gin Securities.

(5) Represents (i) 509,091 shares of common stock, (ii) 509,091 warrants and(iii) 76,514 warrants owned by Alphanet Funding, LLC of which Ms. Jechart is the principal.

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

(7) Represents (i) 205,000 shares attributed to Ms. Tan through Equator Holdings, Inc. a company of which Ms. Tan is a director and officer and (ii) options held directly by Ms. Tan to acquire 150,000 shares of common stock.

(8) Represents shares underlying options held directly by Mr. Edmonds to acquire 200,000 shares of common stock.

(9) Represents shares underlying options held by Mr.Hardin to acquire 230,000 shares of common stock.

(10) Represents shares underlying options held by Ms. Sansom-Reese to acquire 22,250 shares of common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Universal leases its office and warehouse premises from LaTaste Enterprises, a partnership comprised of Craig D. LaTaste, a former director and President of

Universal, and members of his family. The current lease is for a term ending February 28, 2005 and provides for an annual base rent of $100,800.

Zunicom engaged Placement & Acceptance, Inc. a British Virgin Islands corporation, to effect a private placement of securities, which was consummated in December 1997. Mr. Tan is a director and shareholder of Placement & Acceptance, Inc. Placement & Acceptance, Inc. received fees of $112,000, inclusive of expenses, for acting as sales agent in the placement. Zunicom also engaged Placement & Acceptance, Inc. in October, 1999 to effect a private placement of securities to raise $1,400,000 for Zunicom's acquisition of Alphanet. Placement & Acceptance, Inc. received a placement fee of warrants to purchase 500,000 shares in consideration for services rendered. The warrants are exercisable at $0.75 per share and expire on October 20, 2004.

On October 26, 1999, Zunicom completed the acquisition of Alphanet. As part of this transaction, Placement & Acceptance, Inc. arranged for a $2,525,000 credit facility for Alphanet to refinance its existing indebtedness. $1,525,000 of the said indebtedness was refinanced through Appel Investments, Inc. and $1,000,000 through AHS Funding, LLC. William Tan's brother, Kim Yeow Tan, is an officer of Appel Investments, Inc. Jenny Jechart, a shareholder, is a principal of AHS Funding, LLC. Alphanet paid a loan origination fee of $150,737 to Appel Investments, Inc. and $98,828 to AHS Funding, LLC. The remaining balance of the indebtedness is an interest only loan at 20.5% per annum. The maturity date of the indebtedness has been extended to March 27, 2004. This indebtedness is guaranteed by Zunicom. As additional consideration for the original refinancing, Appel Investments, Inc. and AHS Funding, LLC received warrants to purchase 116,703 shares and 76,514 shares, respectively, of common stock exercisable at $0.75 per share. The warrants expire on October 20, 2004. Placement & Acceptance, Inc. received a placement fee of warrants to purchase 550,000 shares of common stock, exercisable at $0.75 per share. These warrants expire on October 20, 2004. The current balance due on the Appel Investments, Inc. and AHS Funding, LLC loans is $1,035,454 and $440,400, respectively, as of March 5, 2003.

On February 25, 2000, Zunicom re-negotiated and settled in full its $2.1 million promissory note payable to PricewaterhouseCoopers, Inc., Trustee of the Estate of Alphanet Telecom Inc. that composed part of the purchase price of Zunicom's acquisition of Alphanet. The promissory note was paid in full by the payment of $500,000 cash and the issuance of 1,100,000 shares of common stock to PricewaterhouseCoopers, Inc. The $500,000 cash was raised by a loan from Caspic International, Inc. Mr. Tan is also a director and shareholder of Caspic International, Inc. The maturity date of this indebtedness has been extended to September 10, 2003. The note bears an interest rate of 12% per annum payable monthly and is secured by a pledge of the shares of capital stock of Alphanet. The current balance due on this loan as of March 7, 2003 is $350,000. As additional consideration for the loan, Zunicom also issued to Caspic International, Inc. warrants to purchase 250,000 shares of common stock at $0.73 per share exercisable immediately, with an expiration date of February 24, 2005.

During 1999, Placement and Acceptance, Inc., of which William Tan, Zunicom's President and CEO, is the principal, made an unsecured, non-interest bearing loan to Zunicom in the amount of $107,000. During 2002, Zunicom repaid this loan in full.

The terms of each of the above-described transactions with affiliated parties are as fair to Zunicom as could have been obtained from unaffiliated parties.

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

        (b)  Reports on Form 8-K

             None


Item 14. Controls and Procedures

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

                                    Date:    March 31, 2003

                                    Zunicom, Inc.


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

  Signature                      Capacity                            Date


/s/ William Tan            Director, Chairman of the Board,    March 31, 2003
-----------------------    President and Chief Executive       --------------
William Tan                Officer (principal executive officer)


/s/ Ian Edmonds            Vice President and Director         March 31, 2003
----------------------                                         --------------
Ian Edmonds


/s/ Julie Sansom-Reese     Chief Financial Officer             March 31, 2003
-----------------------                                        --------------
Julie Sansom-Reese


                                     Exhibit
                             Subsidiaries of Issuer


Universal Battery Corporation (Universal), wholly-owned by Zunicom, Inc.

AlphaNet Hospitality Systems, Inc. (Alphanet), wholly-owned by Zunicom, Inc.

                                 Certifications
                                 --------------



I, William Tan, certify that:

1. I have reviewed this annual report on Form 10-KSB of Zunicom, Inc. and Subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)      designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)      presented   in   this   annual  report  our  conclusions  about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


                                         /s/ William Tan
                                         -------------------------------------
                                         William Tan
                                         President and Chief Executive Officer

I, Julie Sansom-Reese, certify that:

1. I have reviewed this annual report on Form 10-KSB of Zunicom, Inc. and Subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)      designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)      presented   in   this  annual  report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003
                                         /s/ Julie Sansom-Reese
                                         -------------------------
                                         Julie Sansom-Reese
                                         Chief Financial Officer

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ZUNICOM, INC. AND SUBSIDIARIES


                           DECEMBER 31, 2002 AND 2001

                          INDEX TO FINANCIAL STATEMENTS

                         ZUNICOM, INC. AND SUBSIDIARIES





                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants.......................F-3

Financial Statements

     Consolidated Balance Sheets as of December 31, 2002 and 2001........F-4

     Consolidated Statements of Operations
        for the years ended December 31, 2002 and 2001...................F-6

     Consolidated Statement of Changes in Stockholders' Equity
        for the years ended December 31, 2002 and 2001...................F-8

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2002 and 2001...................F-9

     Notes to Consolidated Financial Statements..........................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Stockholders and Board of Directors
Zunicom, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Zunicom, Inc. (formerly Tech Electro Industries, Inc.) and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zunicom, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




KBA GROUP LLP
Dallas, Texas
March 17, 2003, except for Note N for
   which the date is March 28, 2003

                         ZUNICOM, INC. AND SUBSIDIARIES
                    (formerly Tech Electro Industries, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                       2002             2001
                                                   -----------      -----------
CURRENT ASSETS
     Cash and cash equivalents..................  $    648,415     $  1,355,153
     Certificate of deposit-restricted..........             -          160,563
     Accounts receivable trade, net of
           allowance for doubtful accounts
           of $182,235 and $133,111.............     6,755,059        3,426,120
        Other...................................       190,611           30,088
     Inventories, net of allowance for
        obsolescence of $422,710 and $175,741...     8,013,727        3,433,871
     Prepaid expenses and other current assets..       525,839          905,017
                                                   -----------      -----------
           Total current assets.................    16,133,651        9,310,812
                                                   -----------      -----------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment....     3,348,297        3,423,261
     Machinery and equipment....................       668,213          561,152
     Computer equipment.........................       227,117          215,208
     Furniture and fixtures.....................       310,572          246,733
     Leasehold improvements.....................       195,352          181,276
     Vehicles...................................       119,432           46,262
                                                   -----------      -----------
                                                     4,868,983        4,673,892
     Less accumulated depreciation and
        amortization............................    (2,252,382)      (1,806,558)
                                                   -----------      -----------
           Net property and equipment...........     2,616,601        2,867,334
                                                   -----------      -----------

OTHER ASSETS....................................        78,228            4,926
                                                   -----------      -----------
TOTAL ASSETS....................................  $ 18,828,480     $ 12,183,072
                                                   ===========      ===========







            The accompanying footnotes are an integral part of these
                       consolidated financial statements.


                                  - Continued -

                         ZUNICOM, INC. AND SUBSIDIARIES
                    (formerly Tech Electro Industries, Inc.)
                     CONSOLIDATED BALANCE SHEETS - Continued
                           DECEMBER 31, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2002             2001
                                                   -----------      -----------
CURRENT LIABILITIES
     Line of credit.............................. $  5,536,750     $  2,107,362
     Current portion of long-term debt...........      516,503          646,900
     Accounts payable............................    5,397,510        2,447,573
     Accrued liabilities.........................      942,971          440,984
     Other current liabilities...................        9,200            9,200
                                                   -----------      -----------
            Total current liabilities............   12,402,934        5,652,019
                                                   -----------      -----------

LONG-TERM DEBT, less current portion.............    1,518,366        2,215,121


COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value; 1,000,000
    shares authorized;  115,088 Class A shares
    issued and outstanding; liquidation
    preference of $604,212.......................      115,088          115,088
  Common stock - $0.01 par value; 50,000,000
    shares authorized; 8,403,390 shares issued
    and outstanding..............................       84,034           84,034
  Additional paid-in capital.....................   14,454,141       14,496,437
  Accumulated deficit............................   (9,746,083)     (10,379,627)
                                                   -----------      -----------
       Total stockholders' equity................    4,907,180        4,315,932
                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....... $ 18,828,480     $ 12,183,072
                                                   ===========      ===========












            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                    (formerly Tech Electro Industries, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                       2002             2001
                                                   -----------      -----------

REVENUES
   Sales......................................... $ 43,134,082     $ 26,740,710
   Service revenue...............................    3,653,847        4,432,869
                                                   -----------      -----------
                                                    46,787,929       31,173,579
COST OF REVENUES
   Cost of goods sold............................   36,351,337       22,006,762
   Direct servicing costs........................      881,091          973,750
                                                   -----------      -----------
                                                    37,232,428       22,980,512
                                                   -----------      -----------

GROSS PROFIT.....................................    9,555,501        8,193,067

OPERATING EXPENSES
   Selling, general and administrative...........    7,349,066        6,579,790
   Write off of equipment........................       29,766           55,879
   Depreciation and amortization of property
      and equipment..............................      807,439          832,433
                                                   -----------      -----------
                                                     8,186,271        7,468,102
                                                   -----------      -----------

INCOME FROM OPERATIONS...........................    1,369,230          724,965

OTHER INCOME (EXPENSES)
   Interest income...............................        1,758            8,671
   Interest expense..............................     (721,880)        (874,075)
   Amortization of deferred financing costs......            -         (274,231)
   Other, net....................................      (15,564)         (19,258)
                                                   -----------      -----------
                                                      (735,686)      (1,158,893)
                                                   -----------      -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES..      633,544         (433,928)

PROVISION FOR INCOME TAXES.......................            -                -
                                                   -----------      -----------
NET INCOME (LOSS)................................ $    633,544    $    (433,928)
                                                   ===========      ===========
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS.................................. $    591,248    $    (479,710)
                                                   ===========      ===========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                    (formerly Tech Electro Industries, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

                                                       2002             2001
                                                   -----------      -----------

Basic and diluted net profit (loss) per share
   attributable to common stockholders........... $       0.07     $       (.06)
                                                   ===========      ===========
Number of weighted average shares of common
   stock outstanding (basic and diluted).........    8,403,390        8,276,648
                                                   ===========      ===========



































            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                    (formerly Tech Electro Industries, Inc.)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                          Preferred Stock          Common Stock       Additional
                          Number of              Number of              Paid-in     Accumulated
                          Shares     Amount      Shares      Amount     Capital       Deficit         Total
                         --------   --------    ---------   -------   -----------   ------------   ------------

Balances at
 January 1, 2001          120,588   $120,588    8,198,197   $81,982  $14,457,207    $(9,899,917)    $4,759,860

Common stock returned
 previously issued
 for compensation               -          -       (5,000)      (50)      (9,950)             -        (10,000)

Conversion of preferred
 stock into common
 stock                     (5,500)    (5,500)      11,000       110        5,390              -              -

 Dividends paid by
  issuance of common
  stock                         -          -      199,193     1,992       43,790        (45,782)             -

Net loss for 2001               -          -            -         -            -       (433,928)      (433,928)
                         --------   --------    ---------   -------   ----------    -----------    -----------
Balances at December 31,
 2001                     115,088    115,088    8,403,390    84,034   14,496,437    (10,379,627)     4,315,932

Dividends paid                  -          -            -         -      (42,296)             -        (42,296)

Net income for 2002             -          -            -         -            -        633,544        633,544
                         --------   --------    ---------   -------   ----------    -----------    -----------
Balances at
  December 31, 2002       115,088   $115,088    8,403,390   $84,034  $14,454,141    $(9,746,083)   $ 4,907,180
                         ========   ========    =========   =======   ==========    ===========    ===========









             The accompanying footnotes are an integral part of this consolidated financial statement.

                         ZUNICOM, INC. AND SUBSIDIARIES
                    (formerly Tech Electro Industries, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                       2002             2001
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................ $    633,544     $   (433,928)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Common stock returned recorded as other
       income....................................            -          (10,000)
    Depreciation of property and equipment.......      807,439          832,433
    Write-off of equipment.......................       29,766           55,879
    Provision for bad debts.......................     332,076          414,888
    Provision for obsolete inventory.............      259,546           86,079
    Amortization of deferred financing costs.....            -          274,231
    Amortization of debt discount................            -           54,371
    Change in operating assets and liabilities
         Accounts receivable - trade.............   (3,661,015)         549,692
         Accounts receivable - other.............     (160,523)          10,192
         Inventories.............................   (4,839,402)        (216,409)
         Prepaid expenses and other current
           assets................................      379,178          (90,153)
         Other assets............................      (73,302)          13,510
         Accounts payable........................    2,949,937           21,156
         Accrued liabilities.....................      501,987         (188,292)
         Other current liabilities...............            -            3,044
                                                   -----------      -----------
Net cash provided by (used in) operating
  activities.....................................   (2,840,769)       1,376,693
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment..........     (533,070)        (163,148)
    (Increase) decrease in certificate of deposit      160,563           (7,044)
                                                   -----------      -----------
Net cash used by investing activities............     (372,507)        (170,192)
                                                   -----------      -----------







            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                         ZUNICOM, INC. AND SUBSIDIARIES
                    (formerly Tech Electro Industries, Inc.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                       2002             2001
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on line of credit.................    3,429,388         (510,358)
  Repayment of long-term debt....................     (880,554)        (180,050)
  Payment of preferred stock dividends...........      (42,296)               -
                                                   -----------      -----------
Net cash provided by (used in) financing
     activities..................................    2,506,538         (690,408)
                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS.................................     (706,738)         516,093

Cash and cash equivalents at beginning
     of year.....................................    1,355,153          839,060
                                                   -----------      -----------

Cash and cash equivalents at end of year......... $    648,415     $  1,355,153
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF INTEREST PAID........ $    740,000     $    851,000
                                                   ===========      ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Preferred stock converted
    into common stock............................ $          -     $      5,500
                                                   ===========      ===========
    Dividends paid through issuance
    of common stock.............................. $          -     $     45,782
                                                   ===========      ===========

  Acquisition of property and equipment
    through capital lease........................ $     53,402     $         -
                                                   ===========      ===========







            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                    (formerly Tech Electro Industries, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

Zunicom, Inc. ("Zunicom") operates through its subsidiaries: (i) as Universal Battery Corporation ("Universal") and (ii) Alphanet Hospitality Systems Inc. ("Alphanet").

Zunicom, Inc., formerly Tech Electro Industries, Inc., was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a Texas corporation. Tech Electro Industries, Inc. changed its name to Zunicom, Inc. effective October 17, 2002. On October 29, 1996, Universal Battery Corporation, a Texas corporation, was incorporated for the purpose of expanding into new markets for batteries and battery products. In May 1999, Zunicom merged Universal Battery Corporation into Computer Components Corporation dba Universal Battery Corporation. On January 17, 2003, Computer Components Corporation changed its name to Universal Battery Corporation. Since its inception in 1968, Universal has evolved from a distributor of electronic components into a battery, battery powered products and security products distributor and supplier, a third-party fulfillment service provider, and a custom battery assembler.

In October 1999, Zunicom acquired 100% of the outstanding common stock of Alphanet. Alphanet provides in-room facsimile and business center services to the hotel industry for their business travelers through licensing agreements. Alphanet generates revenues from its product line which includes InnFax and The Office. InnFax is a patented in-room facsimile service which offers guests a personal facsimile number and e-mail address to send and receive correspondence during the duration of their stay, as well as facsimile, printing and copying capabilities. The Office, is a full service, credit card activated business center for business travelers staying at hotels.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zunicom, Universal and Alphanet. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company".

Cash and Cash Equivalents

The Company considers all unrestricted highly-liquid investments with maturities of three months or less to be cash and cash equivalents.

Inventories

Inventories consist primarily of batteries and security products related to Universal's third party fulfillment services, and materials used in the assembly of batteries into "packs". All items are stated at the lower of cost or market.

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

Income Taxes

The Company utilizes the asset and liability approach in accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value. For the years ended December 31, 2002 and 2001, there was no impairment of the value of such assets.

Revenue Recognition

Revenue from product sales, including computer and facsimile equipment and battery and electronic components, is recognized upon shipment. Alphanet recognizes service revenue as the services are provided.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2002 and 2001. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income (loss) and income
(loss) per share would have been increased (decreased) as indicated below:


                                            Year Ended           Year Ended
                                          December 31, 2002   December 31, 2001
                                          -----------------   -----------------
Net income (loss) attributable
  to common stockholders,
  as reported.......................            $591,248          $(479,710)
Add:  Stock-based employee
  compensation expense included
  in reported net income (loss).....                   -                  -
Deduct:  Stock-based employee
  compensation expense
  determined under fair value
  based method......................             (17,248)            (5,754)
                                                 -------          ---------
Pro forma net income (loss).........            $574,000          $(485,464)
                                                ========          =========
Net income (loss) per share --
  Basic and diluted:
  As reported.......................            $   0.07          $    (.06)
                                                ========          =========
  Pro forma.........................            $   0.07          $    (.06)
                                                ========          =========

Stock-based employee compensation expense is recognized as options vest.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss), decreased or increased by the preferred stock dividends of $42,296 and $45,782 for the years ending December 31, 2002 and 2001, respectively, by the weighted average number of common shares outstanding for the year. Diluted net income
(loss) per share is computed by dividing net income (loss) decreased or increased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company's common stock equivalents are not included in the diluted loss per shares for the year ended December 31, 2001 as they are antidilutive. At December 31, 2002, all outstanding stock options and warrants have exercise prices greater than the current fair value of the underlying stock and therefore, have no effect on the diluted income per share computation. Potentially dilutive instruments totaled 4,786,581 and 5,934,081 at December 31, 2002 and 2001, respectively.

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

Reclassifications

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncement

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," was issued. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard has had no material effect on the Company's financial position, cash flows or results of operations.

NOTE C - INVENTORIES

Inventories at December 31, 2002 and 2001, consist of the following:

                                                       2002             2001
                                                   -----------      -----------
       Battery and electronic components........  $  4,199,468     $  3,440,194
       Third party fulfillment center inventory.     3,717,234                -
       Facsimile and business center inventory..       519,735          169,418
       Inventory obsolescence reserve...........      (422,710)        (175,741)
                                                   -----------      -----------
                                                  $  8,013,727     $  3,433,871
                                                   ===========      ===========

NOTE D - LINES OF CREDIT

Universal's current line of credit agreement with a financing company provides for maximum borrowings of $12,000,000 with interest payable monthly at prime plus 1.25% (5.5% at December 31, 2002) and matures March 27, 2005. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of Universal. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. In addition, Universal must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth. At December 31, 2002, $5,536,750 was outstanding under the line of credit and $288,992 remained available for borrowings under the line of credit based on the borrowing base formula.

During 2001, Universal had a line of credit with a financing company that provided for maximum borrowings of $3,000,000 with an interest rate of 6.75% at December 31, 2001. At December 31, 2001, $2,107,362 was outstanding under this line of credit. This line of credit was fully repaid during 2002.


NOTE E - LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2001 consists of the following:

                                                       2002             2001
                                                   -----------      -----------
       Note payable to  financing  company,  with
       interest  payable  monthly at 20.5%,  and
       principal due at maturity (March 27, 2004),
       guaranteed by Zunicom,  with first lien on
       all Alphanet  assets  and  second  lien on
       Alphanet common stock (see additional
       discussion in Notes F and N).............. $  1,035,454     $  1,343,800

       Note payable to  financing  company,  with
       interest  payable  monthly at  20.5%,  and
       principal due at maturity (March 27, 2004),
       guaranteed by Zunicom, with first  lien on
       all Alphanet  assets  and  second  lien on
       Alphanet common stock (see additional
       discussion in Notes F and N)..............      440,400          861,400

       Non-interest bearing unsecured note payable
       to a related party, paid in full during
       2002 (see additional discussion in Note F).           -           67,000

       Note payable to a related  party,  interest
       due monthly at 12%,  matures September 10,
       2003, secured by common stock of Alphanet
       (see additional discussion in  Note F)......    500,000          500,000

       Installment notes payable to leasing
       company, paid in full during 2002...........          -           76,856

       Other.......................................     59,015           12,965
                                                   -----------      -----------
                                                     2,034,869        2,862,021
       Less current maturities.....................   (516,503)        (646,900)
                                                   -----------      -----------
                                                   $ 1,518,366     $  2,215,121
                                                   ===========      ===========

Maturities on long-term debt are as follows:

             Year ended
            December 31,
            ------------
               2003.............................  $    516,503
               2004.............................     1,492,453
               2005.............................        10,005
               2006.............................         9,393
               2007.............................         6,515
                                                   -----------
                                                  $  2,034,869
                                                   ===========

NOTE F - RELATED PARTY TRANSACTIONS

The Company leases its Texas office and warehouse space, from a partnership consisting of members of the family of a shareholder. Rent paid to the partnership was $100,800 for the years ended December 31, 2002 and 2001. This lease requires monthly payments of $8,400 through February 2005.

During 1999, the Company borrowed $1,525,000 from a finance company that has an officer who is a relative of Zunicom's president. The Company paid a loan origination fee of $150,737. The loan requires interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 but has been extended until March 27, 2004 (See Note N - Subsequent Events). As additional consideration the finance company originally received warrants to purchase 116,703 shares of Zunicom common stock exercisable at $0.75 per share. The warrants vested immediately and expire on October 20, 2004. The fair value of the warrants of $91,255 was recorded as a discount to the original debt and was amortized over the original term of the debt.

During 1999, the Company borrowed $1,000,000 from a finance company that has a principal who is also a shareholder of Zunicom. The Company paid a loan origination fee of $98,828. The loan requires interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 but has been extended until March 27, 2004 (See Note N - Subsequent Events). As additional consideration the finance company originally received warrants to purchase 76,514 shares of Zunicom common stock exercisable at $0.75 per share. The warrants vested immediately and expire on October 20, 2004. The fair value of the warrants of $59,839 was recorded as a discount to the original debt and was amortized over the original term of the debt.

Also during 1999, the Company engaged an investment company, in which the Company's president is a director and shareholder to act as sales agent in a private placement transaction. The investment company received a placement fee of 500,000 warrants as consideration for these services rendered. In addition, the Company retained the investment company to refinance certain outstanding indebtedness. The investment company also received an additional 550,000 warrants in consideration for these services rendered. The 1,050,000 warrants are exercisable at $0.75 per share and expire on October 20, 2004. Additionally, during 1999, the investment company loaned the Company $107,000 under a non-interest bearing unsecured note payable. This note was paid in full during 2002.

During February 2000, $500,000 was borrowed from Caspic International, Inc. ("Caspic"). William Tan, the President, CEO and a significant shareholder of Zunicom is also a director and shareholder of Caspic. The loan which had an original maturity date of November 25, 2000 has been extended to September 10, 2003, bears an interest rate of 12% per annum, payable monthly, and is secured by a pledge of the shares of capital stock of Alphanet. As additional consideration for the loan, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share, exercisable immediately, with an expiration date of February 23, 2005. The fair value of the warrants of $163,554 was recorded as a discount to the original debt and was amortized over the original term of the debt.


NOTE G - PREFERRED STOCK

The preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2002 the Company has paid all dividends which have accrued on the preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. 5,500 shares of outstanding preferred stock were converted into 11,000 shares of common stock in 2001.

NOTE H - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2002 and 2001 consist of the following:

                                                       2002             2001
                                                   -----------      -----------
  Current deferred tax asset..................... $    243,965     $    154,329
  Current deferred tax liability.................            -                -
  Valuation allowance............................     (243,965)        (154,329)
                                                   -----------      -----------
  Net current deferred tax asset................. $          -     $          -
                                                   ===========      ===========
  Non-current deferred tax asset................. $  3,923,555     $  3,788,929
  Non-current deferred tax liability.............   (2,059,184)      (1,484,201)
  Valuation allowance............................   (1,864,371)      (2,304,728)
                                                   -----------      -----------
  Net non-current deferred tax asset............. $          -     $          -
                                                   ===========      ===========


The current deferred tax asset results primarily from the provision for inventory obsolescence and doubtful accounts and certain accrued liabilities which are not deductible for income tax purposes until paid. The non-current deferred tax asset arises from the net operating loss carry forward. The non-current deferred tax liability arises from the different useful lives for depreciating assets for federal income tax purposes. The net operating loss available at December 31, 2002 amounts to approximately $11,500,000 and begins to expire in 2011. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The Company's income tax benefit for the years ended December 31, 2002 and 2001 differed from the statutory federal rate of 34 percent as follows:

                                                         2002           2001
                                                     -----------    -----------
  Statutory rate applied to income (loss)
     before income taxes........................... $    215,404    $  (147,536)
  Increase (decrease) in income taxes
     resulting from:
       Amounts not deductible for federal
         income tax purposes.......................       46,576         37,172
       State income taxes, net of federal
         income tax effect.........................            -        (12,888)
       Change in valuation allowance...............     (350,721)       159,255
       Change in previous year estimate............       88,741        (36,003)
                                                     -----------    -----------
  Income tax benefit............................... $          -    $         -
                                                     ===========    ===========

NOTE I - CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable.

Cash and cash equivalents deposit are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents with high credit quality financial institutions.

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

At December 31, 2002 and 2001, the Company had a receivable due from a significant customer who comprised approximately 10% and 13% of total trade receivables respectively, and a receivable due from another significant customer at December 31, 2002 comprised approximately 42% of the total trade receivables. Through the date of this report, substantially all of these amounts have been collected. During the years ended December 31, 2002 and 2001, one customer accounted for 10% and 31%, respectively, of total revenues. Additionally during the year ended December 31, 2002, the Company had another significant customer who accounted for 35% of total revenues. The loss of either of these significant customers would materially decrease the Company's total revenue.

A significant portion of the Company's inventory purchases are from two suppliers representing approximately 33% and 16% of the Company's total cost of goods sold for the year ended December 31, 2002. The Company does not anticipate any changes in the relationships with these suppliers; however if such a change were to occur, the Company has alternative sources available.


NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2002 and 2001 the carrying value of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature.

The line of credit and long-term debt carrying values approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and because of the relative short-term nature of these instruments.


NOTE K - STOCK OPTIONS AND WARRANTS

Compensatory stock options

On July 19, 1995, the Board of Directors approved the 1995 Incentive Stock Plan ("1995 Plan") which provided for 125,000 common stock options to be issued through December 31, 1999. At December 31, 2002 and 2001, there are 49,500 options outstanding under the 1995 Plan.

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. On August 13, 1999, 341,250 options were issued to certain employees with an exercise price of $1.00 per share, vested immediately and are exercisable over two years. On November 15, 1999, 1,030,000 options under the 1999 Plan were issued to certain employees with an exercise price of $0.75 per share. The majority of the options vested immediately, and expire from two to five years. On November 5, 2002, 260,000 options under the 1999 Plan were issued to certain employees with an exercise price of $1.00 per share. These options vested immediately and expire two years from the date of issuance. At December 31, 2002 and 2001, there are 1,143,000 and 1,260,500 options, respectively, outstanding under the 1999 Plan.

On June 24, 2000, the Board of Directors approved the 2000 Incentive Stock Option Plan ("2000 Plan") in terms of which 2,000,000 common stock options can be issued. At various dates throughout 2000, 80,000 options were issued under the "2000 Plan" to certain employees with an exercise price of $0.72 per share. The options vest over a two year period, and expire between three to four years. At December 31, 2002 and 2001, there are 27,000 and 57,000 options, respectively, outstanding under the 2000 Plan.

The estimated weighted average grant date fair value of the options granted during 2002 and 2001 using the Black-Scholes Model was $0.04 and $0.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002: dividend yield of 0 percent; expected volatility of 130%; risk free interest rate of 3%; and an expected life of 2 years; and the following assumptions used for grants in 2001: dividend yield of 0 percent; expected volatility of 169%; risk free interest rate of 4.7%; and an expected life of 3 years.

A summary of the Company's compensatory stock option plans as of and for the years ended December 31, 2002 and 2001 are as follows:

                                                Weighted Average      Range of
                                       Options   Exercise Price   Exercise Price
                                     ---------- ----------------  --------------
Outstanding at January 1, 2001.....  1,491,250       $ .85        $.72  -  $1.75

Cancelled..........................   (124,250)        .87         .72  -   1.75
                                     ---------
Outstanding at December 31, 2001...  1,367,000         .85         .72  -   1.75

Granted............................    260,000        1.00                  1.00

Cancelled..........................   (407,500)        .95         .75  -   1.00
                                     ---------
Outstanding at December 31, 2002...  1,219,500         .85         .72  -   1.75
                                     =========

At December 31, 2002 there are 1,219,500 compensatory stock options outstanding with a weighted-average exercise price of $.85. At December 31, 2002, 1,213,500 of these options are exercisable with a weighted-average exercise price of $0.85. The weighted-average remaining contractual life of the compensatory options outstanding and exercisable approximated 1.9 years.

Other options

On October 11, 1999, the Board of Directors approved the issuance of 87,500 stock options in connection with a severance agreement and for services performed. The options were granted with an exercise price of $0.75 per share, vested immediately and are exercisable over two years. On October 31, 2001, 50,000 of these options expired unexercised. As of December 31, 2002 and 2001, 37,500 options exercisable at $0.75 per share remained outstanding.

Warrants

Effective February 10, 1997, the Company sold 1,100,000 shares of common stock and warrants to acquire an additional 1,000,000 shares of common stock for $1,870,000. The warrants had an exercise price per share of $2.15. Each warrant originally expired thirteen months from the date of issuance. On March 1, 1998, the Company and the warrant holders agreed to amend the original warrant agreement. The amendment adjusted the exercise price to $2.50 per share and extended the exercise period to March 10, 1999. On February 11, 1999, the Company agreed to extend the exercise period to March 10, 2000 at the same exercise price of $2.50 per share. On February 17, 2000, the Company agreed to extend the exercise period to March 10, 2002 at the same exercise price of $2.50 per share. On March 10, 2002 all 1,000,000 warrants expired unexercised.

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

During 1999, the Company sold common stock pursuant to a private placement. As part of the private placement, each common stock share purchased included a warrant to purchase an additional share of common stock at $0.75 per share. A total of 2,036,364 warrants were issued as part of the private placement. The warrants vested immediately and expire October 20, 2004. At December 31, 2002 and 2001, all 2,036,364 warrants are outstanding.

During 1999, the Company issued warrants to purchase 193,217 shares of common stock at $0.75 per share associated with loans from two related parties (see additional discussion in note F). At December 31, 2002 and 2001, all 193,217 warrants are outstanding.

During 1999, the Company issued warrants to purchase 1,050,000 shares of common stock at $0.75 per share to a related party for fund raising and the arrangement of certain debt (see additional discussion in note F). At December 31, 2002 and 2001, all 1,050,000 warrants are outstanding.

During 2000, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share to a related party for a loan to the Company totaling $500,000 (see additional discussion in note F). At December 31, 2001, all 250,000 warrants are outstanding.

NOTE L - SEGMENTS

The battery and electronic sales segment represent the operations of Universal. The facsimile and business center represent the operations of Alphanet. These segments were identified based on the different nature of the services, location and, in general, the type of customers.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                    Year Ended December 31, 2002
                      --------------------------------------------------------
                                       Battery and
                       Facsimile and    Electronic
                      Business Center     Sales      Adjustment   Consolidated
                      ---------------  ------------  -----------  ------------
Revenue               $ 3,653,847      $ 43,132,737  $    1,345   $46,787,929
Depreciation and
  amortization            695,200           105,327       6,912       807,439
Segment profit (loss)    (351,563)        1,346,842    (361,735)      633,544
Segment assets          3,052,153        15,633,826     142,501    18,828,480
Capital expenditures      335,910           246,303       4,267       586,480
  by segment

                                    Year Ended December 31, 2001
                      --------------------------------------------------------
                                       Battery and
                       Facsimile and    Electronic
                      Business Center     Sales      Adjustment   Consolidated
                      ---------------  ------------  -----------  ------------
Revenue               $ 4,432,869      $ 26,739,501  $     1,209  $ 31,173,579
Depreciation and
  amortization            732,236            93,633        6,564       832,433
Segment profit (loss)    (771,745)        1,226,936     (889,119)     (433,928)
Segment assets          3,775,480         8,379,689       27,903    12,183,072
Capital expenditures
  by segment              130,303            31,324        1,521       163,148

The  adjustments  represent  corporate  assets,  depreciation  and  amortization
related  to  corporate  assets,   corporate  expenses,   and  corporate  capital
expenditures to reconcile segment balances to consolidated balances.


NOTE M - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office facilities under various non-cancelable operating leases. Minimum future payments on these leases as of December 31, 2002 are as follows and include the lease discussed in Note N:

           Years ending
            December 31,

                2003......................................     $    424,806
                2004......................................          431,431
                2005......................................          162,010
                2006......................................          109,440
                2007......................................           36,480
                                                               ------------
                                                               $  1,164,167
                                                               ============
Rent expense for the years ended December 31, 2002 and 2001 amounted to approximately $497,000 and $336,000.

NOTE N - SUBSEQUENT EVENTS

On February 10, 2003, Universal relocated its existing warehouse facility to a new warehouse facility that includes additional space to expand. Universal terminated their existing warehouse facility lease on February 28, 2003 without penalty, and subsequently entered into a two year lease agreement on the new warehouse facility.

On March 28, 2003, the maturity dates of the notes payable to financing companies with outstanding balances at December 31, 2002 of $1,035,454 and $440,400 discussed in Notes E and F were extended to March 27, 2004. As a result of these extensions, these obligations have been presented as long-term in the accompanying 2002 consolidated balance sheet.