Form 10QSB
period 2003-03-31
ZUNICOM INC
filed 2003-05-15
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210


                                     Zunicom, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Texas                                   75-2408297
     -------------------------------              --------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation of organization)                 Identification No.)

                  4300 Wiley Post Road, Addison, Texas 75001
        ----------------------------------------------------------------
                   (Address of principal executive office)


                                 (972) 851-5600
                          ----------------------------
                           (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such
filing requirements for the past ninety (90) days. Yes [ X ] No [   ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ----   ----

As of March 31, 2003, 8,403,390 shares of Common Stock were outstanding.

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2003 (unaudited)
and December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Operations for the three
months ended March 31, 2003 and 2002 (unaudited) . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the three
months ended March 31, 2003 and 2002 (unaudited) . . . . . . . . . .   7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .   8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  14

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   15


PART II - Other Information. . . . . . . . . . . . . . . . . . . . .  15

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  15

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .  15

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  15

Item 4.  Submission of Matters to a Vote of Securities Holders . . .  15

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  15

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  15

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Exhibits Index . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                               (Unaudited)
                                                March 31,     December 31,
                                                  2003           2002
                                               -----------   -------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . .   $    649,093   $     648,415
  Accounts receivable trade, net of
    allowance for doubtful accounts
    of $218,336 (unaudited) and
    $182,235  . . . . . . . . . . . . . . .      6,514,341       6,755,059
    Other . . . . . . . . . . . . . . . . .        122,794         190,611
  Inventories - finished goods, net of
    allowance for obsolescence of
    $480,710 (unaudited) and $422,710 . . .      8,134,679       8,013,727
  Prepaid expenses and other current assets        542,560         525,839
                                              ------------   -------------

      Total current assets. . . . . . . . .     15,963,467      16,133,651
                                              ------------   -------------
PROPERTY AND EQUIPMENT
  Facsimile and business center equipment        3,284,727       3,348,297
  Machinery and equipment . . . . . . . . .        679,682         668,213
  Computer equipment. . . . . . . . . . . .        229,592         227,117
  Furniture and fixtures  . . . . . . . . .        310,572         310,572
  Leasehold improvements. . . . . . . . . .        195,998         195,352
  Vehicles. . . . . . . . . . . . . . . . .        119,432         119,432
                                              ------------   -------------
                                                 4,820,003       4,868,983
  Less accumulated depreciation and
    amortization. . . . . . . . . . . . . .     (2,378,718)     (2,252,382)
                                              ------------   -------------
      Net property and equipment. . . . . .      2,441,285       2,616,601
                                              ------------   -------------

OTHER ASSETS. . . . . . . . . . . . . . . .         92,369          78,228
                                              ------------   -------------
TOTAL ASSETS. . . . . . . . . . . . . . . .   $ 18,497,121   $  18,828,480
                                              ============   =============


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                   -Continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              (Unaudited)
                                               March 31,     December 31,
                                                 2003            2002
                                            -------------   -------------
CURRENT LIABILITIES
  Line of credit . . . . . . . . . . . .    $   5,494,870   $   5,536,750
  Current portion of long-term debt  . .        1,793,572         516,503
  Accounts payable . . . . . . . . . . .        5,033,593       5,397,510
  Accrued liabilities  . . . . . . . . .          992,073         942,971
  Other current liabilities  . . . . . .            9,200           9,200
                                            -------------   -------------
      Total current liabilities. . . . .       13,323,308      12,402,934
                                            -------------   -------------
LONG-TERM DEBT, less current portion . .           38,158       1,518,366
                                            -------------   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value;
    1,000,000 shares authorized; 115,088
    Class A shares issued and outstanding;
    liquidation preference of $604,212 .          115,088         115,088
  Common stock - $0.01 par value;
    50,000,000 shares authorized; 8,403,390
    shares issued and outstanding. . . .           84,034          84,034
  Additional paid-in capital . . . . . .       14,442,920      14,454,141
  Accumulated deficit  . . . . . . . . .       (9,506,387)     (9,746,083)
                                            -------------   -------------
      Total stockholders' equity . . . .        5,135,655       4,907,180
                                            -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  18,497,121   $  18,828,480
                                            =============   =============















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                         2003          2002
                                                    -------------  -----------
REVENUES
  Battery and fulfillment revenues . . . . . . .    $ 12,985,031   $ 6,116,697
  Service revenue. . . . . . . . . . . . . . . .         673,756     1,020,041
                                                    ------------  ------------
                                                      13,658,787     7,136,738
COST OF REVENUES
  Cost of battery and fulfillment revenues . . .      11,018,591     4,803,030
  Direct servicing costs . . . . . . . . . . . .         149,929       183,782
                                                    ------------  ------------
                                                      11,168,520     4,986,812
                                                    ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . . .       2,490,267     2,149,926

OPERATING EXPENSES
  Selling, general and administrative. . . . . .       1,845,232     1,594,482
  Depreciation and amortization of property
    and equipment. . . . . . . . . . . . . . . .         236,115       124,075
                                                     -----------  ------------
                                                       2,081,347     1,718,557
                                                     -----------  ------------
INCOME FROM OPERATIONS . . . . . . . . . . . . .         408,920       431,369

OTHER INCOME (EXPENSES)
  Interest income  . . . . . . . . . . . . . . .              -            864
  Interest expense . . . . . . . . . . . . . . .        (164,968)     (184,863)
  Other, net . . . . . . . . . . . . . . . . . .          (4,256)     (125,292)
                                                     -----------  ------------
                                                        (169,224)     (309,291)
                                                     -----------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                 239,696       122,078

PROVISION FOR INCOME TAXES . . . . . . . . . . .              -             -
                                                     -----------  ------------
NET INCOME . . . . . . . . . . . . . . . . . . .     $   239,696  $    122,078
                                                     ===========  ============








            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  - Continued -

                         ZUNICOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                         2003          2002
                                                    ------------   ------------

Net income attributable to common
  stockholders . . . . . . . . . . . . . . . . . .  $    228,475   $    110,857
                                                    ============   ============

Basic and diluted net profit per share
  attributable to common stockholders. . . . . . .  $       0.03   $       0.01
                                                    ============   ============

Number of weighted-average shares of common
  stock outstanding (basic and diluted). . . . . .     8,403,390      8,403,390
                                                    ============   ============






























            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                         2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES                -------------   -----------
Net income . . . . . . . . . . . . . . . . . . . .  $     239,696   $   122,078
Adjustments  to  reconcile  net  income
   to net cash  provided by operating
   activities:
    Depreciation of property and equipment . . . .        236,115       124,075
    Provision for bad debts. . . . . . . . . . . .         60,949         6,503
    Provision for obsolete inventory . . . . . . .         58,000         3,000
    Loss on disposal of equipment. . . . . . . . .             -         65,359
    Change in operating assets and liabilities
      Accounts receivable - trade. . . . . . . . .        179,769       (90,673)
      Accounts receivable - other. . . . . . . . .         67,817         3,934
      Inventories. . . . . . . . . . . . . . . . .       (178,952)      438,800
      Prepaid expenses and other current assets. .        (16,721)     (203,963)
      Other assets . . . . . . . . . . . . . . . .        (14,141)       (6,725)
      Accounts payable . . . . . . . . . . . . . .       (363,917)     (485,550)
      Accrued liabilities. . . . . . . . . . . . .         49,102       130,384
                                                    -------------  ------------
Net cash provided by operating activities. . . . .        317,717       107,222
                                                    -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment. . . . . . .        (60,799)     (133,454)
  Purchase of certificate of deposit . . . . . . .             -           (859)
                                                    -------------  ------------
Net cash used by investing activities. . . . . . .        (60,799)     (134,313)
                                                    -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on line of credit . . . . . . . . .        (41,880)     (458,679)
  Repayment of long-term debt. . . . . . . . . . .       (203,139)      (26,733)
  Payment of preferred stock dividends . . . . . .        (11,221)      (11,221)
                                                    -------------  ------------
Net cash used in financing activities. . . . . . .       (256,240)     (496,633)
                                                    -------------  ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . .            678      (523,724)

Cash and cash equivalents at beginning of period .        648,415     1,355,153
                                                    -------------  ------------
Cash and cash equivalents at end of period . . . .  $     649,093  $    831,429
                                                    =============  ============



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2003. The results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The consolidated financial statements included in this filing should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 2002.

NOTE B - ORGANIZATION

Zunicom, Inc., formerly Tech Electro Industries, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Effective October 17, 2002, Tech Electro Industries, Inc. changed its name to Zunicom, Inc. Zunicom's subsidiary, Universal Battery Corporation ("Universal") formerly known as Computer Components Corporation, has, since its inception in 1968, evolved from a distributor of electronic components into a battery, battery powered products and security products distributor and supplier, a third-party fulfillment provider, and a custom battery assembler. Zunicom's other subsidiary, Alphanet Hospitality Systems Inc. ("Alphanet"), provides in-room facsimile and business center services to the hotel industry for their business travelers through licensing agreements. Alphanet generates revenues from its product line which includes InnFax(R) and The Office(TM). InnFax(R) is a patented in-room facsimile service which offers guests a personal facsimile number and e-mail address to send and receive correspondence during the duration of their stay, as well as facsimile, printing and copying capabilities. The Office(TM), is a full service, credit card activated business center for business travelers staying at hotels.

NOTE C - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. The Company did not record compensation expense related to the issuance of stock options during the three months ended March 31, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income and income per share would not have significantly differed from reported net income.

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

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income, decreased by the preferred stock dividends of $11,221 for the three month periods ending March 31, 2003 and 2002, by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. At March 31, 2003 and 2002, all outstanding stock options and warrants have exercise prices greater than the current fair value of the underlying stock and therefore, have no effect on the diluted income per share computation.

NOTE E - LINE OF CREDIT

On March 27, 2002, Universal obtained a $12,000,000 line of credit with a financing company, payable on demand, with interest payable monthly at prime plus 1.25%, maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable and percentage of eligible inventory. On March 31, 2003, $5,494,870 of the line of credit was outstanding, while $390,916 remained available for borrowings under the line of credit.

NOTE F - NOTES PAYABLE - RELATED PARTY

Alphanet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of March 31, 2003, Alphanet owes $986,308 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of March 31, 2003, Alphanet owes $440,400 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and have been extended to March 27, 2004. These notes are secured by a first lien on all Alphanet assets and a second lien on all Alphanet stock owned by Zunicom.

Zunicom has a note payable to a related party financing company. The original principal amount of $500,000 is payable to Caspic International, Inc. William Tan, the President, CEO and a significant shareholder of Zunicom is also a director and shareholder of Caspic International, Inc. As of March 31, 2003, Zunicom owes $350,000 in principal on this note. This note has an interest rate of 12%, originally matured on May 25, 2000 and have been extended to September 10, 2003. The loan is secured by a pledge of all outstanding shares of Alphanet stock owned by Zunicom.

NOTE G - SEGMENTS

The battery and fulfillment segment represents the operations of Universal. The facsimile and business center segment represents the operations of AlphaNet. These segments were identified based on the different nature of the services, location, and, in general, the type of customers.


A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                 ---------------------------------------------------
                                          Three Months Ended March 31, 2003
                                 ---------------------------------------------------
                                  Facsimile and  Battery and
                                 Business Center Fulfillment Adjustment Consolidated
                                 --------------- ----------- ---------- ------------
Revenue                          $   673,756     $12,985,031 $        - $ 13,658,787
Depreciation and amortization        207,267          27,320      1,528      236,115
Segment profit (loss)               (260,656)        301,027    199,325      239,696
Segment assets                     2,827,091      15,611,489     58,541   18,497,121
Capital expenditures by segment       49,329          11,470          -       60,799

                                 ---------------------------------------------------
                                          Three Months Ended March 31, 2002
                                 ---------------------------------------------------
                                  Facsimile and  Battery and
                                 Business Center Fulfillment Adjustment Consolidated
                                 --------------- ----------- ---------- ------------
Revenue                          $ 1,018,696     $ 6,116,697 $   1,345  $  7,136,738
Depreciation and amortization         97,462          24,972     1,641       124,075
Segment profit (loss)                (36,623)        167,573    (8,872)      122,078
Segment assets                     3,784,841       7,553,063   115,447    11,453,351
Capital expenditures by segment       68,875          64,579         -       133,454

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE H - CONCENTRATIONS

Through March 31, 2003, a significant portion of Universal's business was with one major customer, which represented approximately 50%, of the Company's first quarter 2003 revenue. At March 31, 2003, Universal had aggregate accounts receivable from this customer in the amount of $2,693,537. Through May 15, 2003, substantially all of this amount has been collected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-KSB for the year ended December 31, 2002.

RECENT DEVELOPMENTS

On March 5, 2003 the maturity date of Zunicom's $500,000 note payable to a related party was extended to September 10, 2003. At April 30, 2003, the principal balance of this note is $329,200. Additionally, on March 27, 2003, the maturity dates on Alphanet's notes payable to related parties totaling $1,475,854 at December 31, 2002 were extended to March 27, 2004 with an outstanding balance of $1,426,708 at March 31, 2003.

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its two subsidiaries, Universal and Alphanet.

REVENUES

For the three month period ended March 31, 2003, Zunicom had consolidated revenues of $13,658,787 compared to $7,136,738 for the similar period in 2002, an increase of $6,522,049 or 91%.

Universal, Alphanet, and Zunicom had revenues of $12,985,031, $673,756 and $0 for the three month period ended March 31, 2003, respectively, compared to revenues of $6,116,697, $1,018,696 and $1,345 for the similar period in 2002, respectively.

The $6,868,334 increase in Universal's revenues is primarily attributable to revenues from a third party fulfillment customer, Brinks Home Security, Universal's largest customer, while sales of battery, battery related and battery powered products remained consistent in the primary markets serviced by Universal. Specifically, Brinks Home Security sales totaled $6,764,275 for the three month period ended March 31, 2003 and were $0 for the three month period ended March 31, 2002.

Alphanet's decrease in revenues of $344,940 is attributable to the continued decline in facsimile usage by hotel guests, service fees charged to hotels for renewal of expired contracts, as well as declining installations of InnFax machines. However, Alphanet's decrease in facsimile revenues of approximately $407,000 has been partially offset by the increase usage and installations of "The Office" product in hotels of $62,000.

COST OF REVENUES

For the three month period ended March 31, 2003, Zunicom's consolidated cost of revenues increased to $11,168,520 compared to cost of revenues of $4,986,812 for the similar period in 2002, an increase of $6,181,708 or 124%.

Universal's and Alphanet's cost of revenues totaled $11,018,591 and $149,929 for the three month period ended March 31, 2003, respectively, compared to $4,803,030 and $183,782 during the similar period in 2002, respectively.

Increased revenues at Universal during the three month period ended March 31, 2003 compared to the similar period in 2002, resulted in an increase in the related cost of revenues during the three month period ended March 31, 2003, compared to the similar period in 2002. Cost of revenues as a percentage of revenues for Universal increased to 85% compared to 79% for the similar period in 2002. This increase is mainly attributable to the low margins earned on third party fulfillment services to Brinks Home Security. Our gross margins for the three month period ended March 31, 2003 from fulfillment services for Brinks Home Security were approximately 10% compared to average gross margins of 20% from sales to other customers.

Alphanet's direct servicing costs as a percentage of service revenues increased to 22% for the three month period ending March 31, 2003 compared to 18% for the same period in 2002. The increase is primarily attributable to the fewer number of facsimile machines installed at hotels, a decrease in recurring facsimile services, and increased reserves for facsimile inventories as a result of the continuing decline in service revenues.

OPERATING EXPENSES

For the three month period ended March 31, 2003, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment increased to $2,081,347 compared to $1,718,557 for the similar period in 2002, an increase of $362,790 or 21%.

The selling, general and administrative expenses of Universal, Alphanet, and Zunicom totaled $1,440,140, $322,766 and $82,326 respectively for the three month period ended March 31, 2003, compared to $979,433, $511,506 and $103,543 for the similar period in 2002, respectively.

The increase in Universal's selling, general and administrative expenses in 2003 is primarily due to increases in consulting fees of $36,000, personnel, payroll taxes, group health insurance costs of $310,499, and rent and utilities of $59,669 associated with Universal's contract with Brinks Home Security.

The decrease in Alphanet's selling, general and administrative expenses is primarily attributable to decreased personnel costs and sales commissions related to the reduction in sales, marketing and customer support employees as well as continued cost-cutting efforts in other sales and marketing expenses.

The decrease in Zunicom's selling, general and administrative expenses is primarily due to decreased personnel costs for the three month period ending March 31, 2003 compared to the same period in 2002.

For the three month period ended March 31, 2003, Zunicom's consolidated depreciation expense was $236,115 compared to $124,075 for the similar period in 2002, an increase of $112,040. The increase is primarily due to increased property and equipment at March 31, 2003 compared to March 31, 2002.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $164,968 for the three month period ended March 31, 2003 compared to $184,863 for the similar period in 2002, a decrease of $19,895. The decrease in interest expense is attributable to the decreased interest rate under the Universal line of credit during the three months ended March 31, 2003 compared to the same period in 2002 as well as principal payments made by Alphanet on outstanding debt. The decrease in Alphanet notes payable at interest rates of 20.5% is partially offset by increased borrowings on the Universal line of credit, which has an interest rate of prime plus 1.25% (5.5% at March 31, 2003).

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $649,093 and $831,492 at March 31, 2003 and 2002, respectively.

Net cash provided by operations was $317,717 for the three month period ended March 31, 2003 compared to $107,222 for the similar period in 2002. The cash provided by operating activities in 2003 was primarily related to net income of $239,696, depreciation of property and equipment of $236,115, increases in the provisions for bad debts and obsolete inventory of $60,949 and $58,000, respectively, and a decrease in accounts receivable of $247,586, offset by a net decrease in accounts payable and accrued liabilities of $314,815 and an increase in inventory of $178,952. The cash provided by operating activities in 2002 was primarily related to net income of $122,078, a decrease in inventory of $438,800, offset by a decrease in accounts payable and accrued liabilities of $355,166.

Net cash used by investing activities for the three month period ended March 31, 2003, was $60,799 compared to $134,313 for the similar period in 2002. The majority of the cash used in both 2003 and 2002 was related to the purchase of property and equipment.

Net cash used in financing activities for the three month period ended March 31, 2002 was $256,240 compared to $496,633 for the similar period in 2002. The net cash used by financing activities for both three month periods was comprised of payments on the Universal line of credit, repayment of long term debt and payment of preferred stock dividends.

Universal has a $12,000,000 line of credit with a financing company, payable on demand, with interest payable monthly at prime plus 1.25%, maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable and percentage of eligible inventory. On March 31, 2003, $5,494,870 of the line of credit was outstanding, while $390,916 remained available for borrowings under the line of credit.

Alphanet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments,

Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of March 31, 2003, Alphanet owes $986,308 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of March 31, 2003, Alphanet owes $440,400 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2004. These notes are secured by a first lien on all Alphanet assets and a second lien on all Alphanet stock owned by Zunicom.

As provided for in the Universal line of credit agreement discussed in the preceding paragraph, Universal may, under certain conditions, borrow under the line to upstream funds to its parent, Zunicom, to pay this indebtedness of Alphanet. Assuming borrowing availability and certain fixed charge coverage ratio tests are met, Universal may borrow for this purpose up to 50% of its net income for (i) calendar year 2001 and (ii) quarterly thereafter until such Alphanet indebtedness is paid. The loan agreements between Alphanet and said financing companies have been amended to extend the maturity date of the notes to March 27, 2004 in consideration of Zunicom's agreement to pay this Alphanet indebtedness with available funds from the Universal line of credit.

Zunicom has a note payable to a related party financing company. The original principal amount of $500,000 is payable to Caspic International, Inc. William Tan, the President, CEO and a significant shareholder of Zunicom is also a director and shareholder of Caspic International, Inc. At April 30, 2003, the principal balance of this note is $329,200. This note has an interest rate of 12%, originally matured on May 25, 2000 and was extended to September 10, 2003. The loan is secured by a pledge of the shares of capital stock of Alphanet.

Zunicom is seeking alternative sources of financing to repay the said Appel, AHS Funding and Caspic notes. Zunicom has attempted to obtain loans from traditional lenders, but to date, Zunicom has been unable to secure loans with acceptable terms. To date, Zunicom has been unsuccessful in securing any alternative financing.

Zunicom believes that cash provided by its operations and cash available under the Universal line of credit will be sufficient to meets its operational needs over the next year. However, it will not be sufficient to retire the said Appel, AHS Funding and Caspic indebtedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have a $12 million line of credit. Amounts borrowed under the line of credit bear interest based on prime rate plus 1.25%. Borrowings under this credit facility were $5.5 million as of March 31, 2003. An increase in the interest rate on our line of credit of 10% would have no material effect on our operating results. We do not manage the risk through the use of derivative instruments.

Since the majority of goods that Universal purchases are from Asia, and Alphanet conducts business in Canada, we have market risk arising from changes in foreign currency exchange rates. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse exchange-rate fluctuation would not have a significant impact on our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are filed as part of this report or incorporated herein as indicated.

        Exhibit 3 Amendment to Articles of Incorporation, amending the corporation name to Zunicom, Inc.

        Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. The following reports on Form 8-K were filed or required to be filed for the last quarter.

        On March 7, 2003 the Company filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrants independent public accountants.

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


                                       Zunicom, Inc.
                                       -----------------------------


Date:  May 15, 2003                    /s/ Julie Sansom-Reese
                                       --------------------------------
                                       Julie Sansom-Reese
                                       Chief Financial Officer

                                 Certifications
                                 --------------

I, William Tan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zunicom, Inc. and Subsidiaries;

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

Date:   May 15, 2003

                                         /s/ William Tan
                                         -------------------------------------
                                         William Tan
                                         President and Chief Executive Officer

I, Julie Sansom-Reese, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zunicom, Inc. and Subsidiaries;

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

Date:  May 15, 2003
                                                     /s/ Julie Sansom-Reese
                                                     -------------------------
                                                     Julie Sansom-Reese
                                                     Chief Financial Officer

                                  Exhibit Index



Exhibit No.       Description of Exhibits

3 Amendment to the Articles of Incorporation for the purpose of changing the name of the Corporation to "Zunicom, Inc."

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.