Form 10QSB
period 2003-06-30
ZUNICOM INC
filed 2003-08-13
CIK 886912

SECURITIES/ AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

     As of June 30, 2003, 8,403,390 shares of Common Stock were outstanding.

                                      INDEX



                                                                        Page
PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets at June 30, 2003 (unaudited)
   and December 31, 2002..................................................3

   Consolidated Statements of Operations for the three and six month periods ended June 30, 2003 and 2002 (unaudited).................5

   Consolidated Statements of Cash Flows for the six month
   periods ended June 30, 2003 and 2002 (unaudited).......................6

   Notes to Consolidated Financial Statements.............................7

Item 2.  Management's Discussion and Analysis or Plan of Operation...... 10

Item 3.  Controls and Procedures.........................................16

PART II - Other Information..............................................17

   Item 1.  Legal Proceedings............................................17

   Item 2.  Changes in Securities........................................17

   Item 3.  Defaults Upon Senior Securities..............................17

   Item 4.  Submission of Matters to a Vote of Securities Holders........17

   Item 5.  Other Information............................................17

   Item 6.  Exhibits and Reports on Form 8-K.............................17

Signature................................................................18

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                               (Unaudited)
                                                 June 30,     December 31,
                                                   2003           2002
                                              ------------   -------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . .   $    394,685   $     648,415
  Accounts receivable trade, net of
    allowance for doubtful accounts
    of $220,437 (unaudited) and
    $182,235  . . . . . . . . . . . . . . .      6,969,696       6,755,059
    Other . . . . . . . . . . . . . . . . .         90,217         190,611
  Inventories - net of allowance for
    obsolescence of $526,199 (unaudited)
    and $422,710 . . . . . . . . . . . . . .     6,486,728       8,013,727
  Prepaid expenses and other current assets        626,903         525,839
                                              ------------   -------------

      Total current assets. . . . . . . . .     14,568,229      16,133,651
                                              ------------   -------------
PROPERTY AND EQUIPMENT
  Facsimile and business center equipment        3,053,212       3,348,297
  Machinery and equipment . . . . . . . . .        691,282         668,213
  Computer equipment. . . . . . . . . . . .        232,053         227,117
  Furniture and fixtures  . . . . . . . . .        310,572         310,572
  Leasehold improvements. . . . . . . . . .        195,998         195,352
  Vehicles. . . . . . . . . . . . . . . . .        140,676         119,432
                                              ------------   -------------
                                                 4,623,793       4,868,983
  Less accumulated depreciation and
    amortization. . . . . . . . . . . . . .     (2,389,539)     (2,252,382)
                                              ------------   -------------
      Net property and equipment. . . . . .      2,234,254       2,616,601
                                              ------------   -------------

OTHER ASSETS. . . . . . . . . . . . . . . .         94,127          78,228
                                              ------------   -------------
TOTAL ASSETS. . . . . . . . . . . . . . . .   $ 16,896,610   $  18,828,480
                                              ============   =============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                   -Continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              (Unaudited)
                                                June 30,     December 31,
                                                 2003            2002
                                            -------------   -------------
CURRENT LIABILITIES
  Line of credit . . . . . . . . . . . .    $   4,425,035   $   5,536,750
  Current portion of long-term debt  . .        1,611,371         516,503
  Accounts payable . . . . . . . . . . .        3,936,332       5,397,510
  Accrued liabilities  . . . . . . . . .        1,299,466         942,971
  Other current liabilities  . . . . . .            9,200           9,200
                                            -------------   -------------
      Total current liabilities. . . . .       11,281,404      12,402,934
                                            -------------   -------------
LONG-TERM DEBT, less current portion . .           52,328       1,518,366
                                            -------------   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value;
    1,000,000 shares authorized; 115,088
    Class A shares issued and outstanding;
    liquidation preference of $604,212 .          115,088         115,088
  Common stock - $0.01 par value;
    50,000,000 shares authorized; 8,403,390
    shares issued and outstanding. . . .           84,034          84,034
  Additional paid-in capital . . . . . .       14,432,562      14,454,141
  Accumulated deficit  . . . . . . . . .       (9,068,806)     (9,746,083)
                                            -------------   -------------
      Total stockholders' equity . . . .        5,562,878       4,907,180
                                            -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  16,896,610   $  18,828,480
                                            =============   =============













            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Periods Ended June 30, 2003 and 2002
                                   (Unaudited)


                                         Three Months Ended June 30,   Six Months Ended June 30,
                                          --------------------------   ------------------------
                                               2003         2002            2003         2002
REVENUES                                    ----------   ----------     -----------  -----------
     Battery and fulfillment revenue.......$13,770,892   $8,746,765     $26,755,923  $14,864,807
     Service revenue.......................    696,035    1,010,053       1,369,791    2,028,749
                                            ----------   ----------      ----------   ----------
                                            14,466,927    9,756,818      28,125,714   16,893,556

COST OF REVENUES
     Cost of goods sold.................... 11,511,573    7,303,495      22,530,164   12,106,525
     Direct servicing costs................    226,707      221,635         376,636      405,417
                                            ----------   ----------      ----------   ----------
                                            11,738,280    7,525,130      22,906,800   12,511,942
                                            ----------    ---------      ----------   ----------
GROSS PROFIT...............................  2,728,647    2,231,688       5,218,914    4,381,614

OPERATING EXPENSES
     Selling, general and administrative...  2,012,549    1,726,276       3,857,781    3,372,289
     Depreciation and amortization of
         property and equipment............    254,678      185,043         490,793      366,927
                                            ----------    ---------      ----------   ----------
                                             2,267,227    1,911,319       4,348,574    3,739,216
                                            ----------    ---------      ----------   ----------
INCOME FROM OPERATIONS                         461,420      320,369         870,340      642,398

OTHER INCOME (EXPENSES)
     Interest income.......................          -          701               -        1,562
     Interest expense......................   (163,541)    (183,490)       (328,509)    (368,353)
     Other, net............................    139,702      (14,060)        135,446      (30,009)
                                            ----------    ---------      ----------   ----------
                                               (23,839)    (196,849)       (193,063)    (396,800)
                                            ----------    ---------      ----------   ----------
INCOME BEFORE PROVISION FOR INCOME TAXES       437,581      123,520         677,277      245,598

PROVISION FOR INCOME TAXES.................          -            -               -            -
                                            ----------    ---------      ----------   ----------
NET INCOME                                 $   437,581   $  123,520     $   677,277  $   245,598
                                            ==========    =========      ==========   ==========
Net income attributable to common
     stockholders                          $   427,223   $  113,160     $   655,698  $   224,017
                                            ==========    =========      ==========   ==========
Basic and diluted net income per share
     attributable to common stockholders   $      0.05   $     0.01     $      0.08  $      0.03
                                            ==========    =========      ==========   ==========
Number of weighted-average shares of
     common stock outstanding (basic
     and diluted).........................   8,403,390    8,403,390       8,403,390    8,403,390
                                            ==========    =========      ==========   ==========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                        ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Six Month Periods Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                           2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES                    ----------   ----------

Net income                                              $  677,277  $   245,598
Adjustments to reconcile net income to net
   cash provided by (used by) operating activities:
     Depreciation of property and equipment.............   490,793      366,927
     Provision for bad debts............................   133,237        9,539
     Provision for obsolete inventory...................   103,500        6,000
     Loss on disposal of equipment......................         -       10,804
     Change in operating assets and liabilities
           Accounts receivable - trade..................  (347,874)  (2,935,205)
           Accounts receivable - other..................   100,394       (4,902)
           Inventories.................................. 1,423,499   (3,211,139)
           Prepaid expenses and other current assets....  (101,064)     330,192
           Other assets.................................   (15,899)     (85,030)
           Accounts payable.............................(1,461,178)   3,343,935
           Accrued liabilities..........................   356,495      996,519
                                                         ---------    ---------
Net cash provided by (used by) operating activities..... 1,359,180     (926,762)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment..................   (87,202)    (315,059)
   Purchase of certificate of deposit...................         -       (1,559)
                                                         ---------    ---------
Net cash used in investing activities...................   (87,202)    (316,618)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit.......................(1,111,715)   1,498,992
   Repayment of long-term debt..........................  (392,414)    (478,020)
   Payment of preferred stock dividends.................   (21,579)     (21,581)
                                                         ---------    ---------
Net cash provided by (used by) financing activities.... (1,525,708)     999,391
                                                         ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............   (253,730)    (243,989)

Cash and cash equivalents at beginning
     of period.........................................    648,415    1,355,153
                                                         ---------    ---------
Cash and cash equivalents at end of period.............$   394,685  $ 1,111,164
                                                         =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:

Acquisition of property and equipment
     through capital lease.............................$    21,244  $         -
                                                         =========    =========


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2003. The results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The consolidated financial statements included in this filing should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 2002.

NOTE B - ORGANIZATION

Zunicom, Inc., formerly Tech Electro Industries, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Effective October 17, 2002, Tech Electro Industries, Inc. changed its name to Zunicom, Inc. On May 12, 2003, Zunicom's subsidiary, Universal Battery Corporation changed its name to Universal Power Group, Inc. ("Universal"). Universal Battery Corporation was formerly known as Computer Components Corporation. Since its inception in 1968, Universal has evolved from a distributor of electronic components into a battery, battery powered products and security products distributor and supplier, a third-party fulfillment provider, and a custom battery assembler. Zunicom's other subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), provides in-room facsimile and business center services to the hotel industry for their business travelers through licensing agreements. AlphaNet generates revenues from its product line which includes InnFax(R) and The Office(TM). InnFax(R) is a patented in-room facsimile service which offers guests a personal facsimile number and e-mail address to send and receive correspondence during the duration of their stay, as well as facsimile, printing and copying capabilities. The Office(TM), is a full service, credit card activated business center for business travelers staying at hotels.

NOTE C - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. The Company did not record compensation expense related to the issuance of stock options during the three and six month periods ended June 30, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based
Compensation,"  as  amended  by  SFAS  No.  148,   "Accounting  for  Stock-Based

Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income attributable to common stockholders and income per share would not have significantly differed from reported net income attributable to common stockholders. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income, decreased by the preferred stock dividends of $21,579 and $21,581 for the six month periods ending June 30, 2003 and 2002, respectively, and $10,358 and $10,360 for the three month periods ending June 30, 2003 and 2002, respectively, by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. At June 30, 2003 and 2002, all outstanding stock options and warrants have exercise prices greater than the current fair value of the underlying stock and therefore, have no affect on the income per share computation.

NOTE E - LINE OF CREDIT

On March 27, 2002, Universal obtained a $12,000,000 line of credit with a financing company, payable on demand, with interest payable monthly at prime plus 1.25%, maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable and percentage of eligible inventory.
On June 30, 2003, $4,425,035 of the line of credit was outstanding, while $668,041 remained available for borrowings under the line of credit.

NOTE F - NOTES PAYABLE - RELATED PARTY

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan an officer, director and shareholder. Kim Yeow Tan is William Tan's brother. As of June 30, 2003, AlphaNet owes $986,308 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder of the Company, is the principal shareholder. As of June 30, 2003, AlphaNet owes $440,400 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and have been extended to March 27, 2004.

These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom.

Zunicom has a note payable to a related party financing company. The original principal amount of $500,000 is payable to Caspic International, Inc. William Tan, the President, CEO and a significant shareholder of Zunicom is also a director and shareholder of Caspic International, Inc. As of June 30, 2003, Zunicom owes $164,000 in principal on this note. This note has an interest rate of 12%, originally matured on May 25, 2000 and has been extended to September 10, 2003. The loan is secured by a pledge of all outstanding shares of AlphaNet stock owned by Zunicom.

NOTE G - SEGMENTS

The battery and third party fulfillment sales segment represents the operations of Universal, which includes the stocking and sales of battery, battery related products, passive electronic components, security and security-related products. The hospitality service operations of AlphaNet provides private in-room facsimile and office business center for business travelers. These segments were identified based on the different nature of the services, location, and, in general, the type of customers for those services.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                                  Six Months Ended June 30, 2003
                                     -------------------------------------------------------
                                                      Battery & 3rd
                                     Facsimile &      Party Fulfillment
                                     Business Center  Sales         Adjustments Consolidated
                                     ---------------  ------------  ----------  ------------
Revenue                              $ 1,369,791      $ 26,755,923  $       -   $ 28,125,714
Depreciation and amortization            432,030            55,796      2,967        490,793
Segment profit (loss)                   (459,585)          709,179    427,683        677,277
Segment assets                         2,552,169        14,312,542     31,899     16,896,610
Capital expenditures by segment           64,133            44,313          -        108,446

                                                  Six Months Ended June 30, 2002
                                     -------------------------------------------------------
                                                       Battery & 3rd
                                     Facsimile &       Party Fulfillment
                                     Business Center   Sales        Adjustments Consolidated
                                     ---------------  ------------  ----------  ------------
Revenue                              $ 2,028,749      $ 14,863,462  $   1,345   $ 16,893,556
Depreciation and amortization            308,623            55,022      3,282        366,927
Segment profit (loss)                   (318,238)          281,096    282,740        245,598
Segment assets                         3,796,204        13,903,212     69,099     17,768,515
Capital expenditures by segment          169,752           145,307          -        315,059

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate capital expenditures to reconcile segment balances to consolidated amounts.

NOTE H - CONCENTRATIONS

Through June 30, 2003, a significant portion of Universal's business was Conducted with one major customer, which represented approximately 56% and 54%, respectively, of Universal's revenues for the three and six months ended June 30, 2003. At June 30, 2003 Universal had aggregate accounts receivable from this customer in the amount of $2,796,978.

NOTE I - INCOME TAXES

Zunicom has generated substantial tax loss carry-forwards that created a significant deferred tax asset at June 30, 2003. Zunicom has not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. At June 30, 2003, Zunicom had net operating loss carry-forwards for federal tax purposes of approximately $11 million, which are available to offset future taxable income, if any, and begin to expire in 2011, subject to limitations of
Section 382 of the Internal Revenue Code.



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

RECENT DEVELOPMENTS

On March 5, 2003 the maturity date of Zunicom's $500,000 note payable to a related party was extended to September 10, 2003. At July 30, 2003, the principal balance of this note is $84,000. Additionally, on March 27, 2003, the maturity dates on AlphaNet's notes payable to related parties totaling $1,475,854 at December 31, 2002 were extended to March 27, 2004 and have an outstanding balance of $1,426,708 at June 30, 2003.

On May 12, 2003, Universal Battery Corporation changed its name to Universal Power Group, Inc. to reflect its business diversification to include the sale of batteries, battery-related and battery-powered products, specifically in the security, medical and consumer markets, and its new business in the sale of third-party fulfillment and logistics services.

On June 24, 2003, AlphaNet introduced at the 2003 Hospitality Industry Technology Exposition and Conference (HITEC), two new productivity and connectivity tools for hotels and their business traveler guests, the "WaveLan(TM)" and the "LapTop Connect(TM)". WaveLan(TM) is a wireless connectivity product that provides hotel guests with public area, wireless access to the Internet. With WaveLan(TM) the hotel can offer wireless Internet access to their guests in any number of locations including lobbies, meeting rooms, lounges, bars and restaurants. As a credit card activated service, WaveLan(TM) has the potential to become a revenue-generating business tool for the hotel. LapTop Connect(TM) allows hotel guests or visitors the ability to connect their laptop computers to high-speed Internet access points located within the property. LapTop Connect(TM) also offers a hotspot for users wishing to access the Internet through the wireless network feature of their Laptop. Laptop Connect(TM) and WaveLan(TM) are to be installed at three confirmed Beta sites in August 2003. Stand-alone WaveLan(TM) will also be installed in an additional location in October 2003.

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its two subsidiaries, Universal and AlphaNet.


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002.

Revenues

For the three month period ended June 30, 2003, Zunicom had consolidated revenues of $14,466,927 compared to $9,756,818 for the similar period ended June 30, 2002, an increase of $4,710,109 (48.3%).

Universal, AlphaNet and Zunicom had revenues of $13,770,892, $696,035 and $0 for the three month period ended June 30, 2002, respectively, compared to revenues of $8,746,765, $1,010,053 and $0 for the similar period in 2002, respectively.

Universal's increase in revenues of $5,024,127 is primarily attributable to revenues from a third party fulfillment customer, Brinks Home Security, Universal's largest customer, while sales of battery, battery related and battery powered products remained consistent in the primary markets serviced by Universal. Specifically, Brinks Home Security sales totaled $7,705,410 for the three month period ended June 30, 2003 and were $2,872,653 for the similar period in 2002.

AlphaNet's decrease in revenues of $314,018 is attributable to the continued decline in facsimile usage by hotel guests, service fees charged to hotels for renewal of expired contracts, as well as declining installations of InnFax machines. However, AlphaNet's decrease in facsimile revenues of approximately $322,627 has been partially offset by the increase usage and installations of "The Office" product in hotels of $27,948.

Cost of Revenues

For the three month period ended June 30, 2003, Zunicom's consolidated cost of revenues increased to $11,738,280 compared to cost of revenues of $7,525,130 for the similar period in 2002, an increase of $4,213,150 (56.0%).

Universal's and AlphaNet's cost of revenues totaled $11,511,573 and $226,707 for the three month period ended June 30, 2003, compared to $7,303,495 and $221,635 for the similar period in 2002, respectively. Increased revenues at Universal during the three month period ended June 30, 2003 compared to the similar period in 2002 directly resulted in an increase in the cost of revenues during the same three month period in 2003 compared to the similar period in 2002. Cost of revenues as a percentage of revenues for Universal remained consistent 83.6% compared to 83.5% for the similar period in 2002. High costs of revenues are attributable to the low margins earned on third party fulfillment services to Brinks Home Security. Universal gross margins for the three month period ended June 30, 2003 from fulfillment services for Brinks Home Security were approximately 10% compared to average gross margins of 20% from sales to other customers.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 32.6% for the three month period ending June 30, 2003 compared to 21.9% for the same period in 2002. The increase is primarily attributable to the fewer number of facsimile machines installed at hotels, a decrease in recurring facsimile services, and increased reserves for facsimile inventories as a result of continuing decline in service revenues.

Operating Expenses

For the three month period ended June 30, 2003, Zunicom's consolidated operating expenses, consisting of selling, general and administrative and depreciation and amortization expenses increased to $2,267,227 compared to $1,911,319 for the similar period in 2002, an increase of $355,908.

Universal's, AlphaNet's, and Zunicom's selling, general and administrative expenses totaled $1,620,566, $337,293 and $54,689, respectively for the three month period ended June 30, 2003, compared to $1,145,917, $465,583 and $114,776, respectively for the similar period in 2002.

The increase in Universal's selling, general and administrative expenses in 2003 is primarily due to increases in employee bonuses of $110,059, personnel, payroll taxes, group health insurance costs of $105,518, property taxes of $88,732, rent and utilities of $44,451 and legal of $23,548. These increases are primarily related to the additional revenues earned in association with the Brinks contract.

The decrease in AlphaNet's selling, general and administrative expenses is largely attributable to decreased in wages, payroll taxes and group health insurance of $107,977, professional fees of $16,319, marketing expenses of $17,858 and rent of $10,543 compared to the same period in 2002.

The decrease in Zunicom's selling, general and administrative is attributable to decreases in wages of $19,896, accounting fees of $18,804 and moving fees of $13,272 compared to the same period in 2002.

For the three month period ended June 30, 2003, Zunicom's consolidated depreciation expense was $254,678 compared to $185,043 for the similar period in 2002, an increase of $69,635. The increase is primarily due to increased property and equipment at June 30, 2003 compared to June 30, 2002.

Interest Expense

Zunicom's consolidated interest expense was $163,541 for the three month period ended June 30, 2003 compared to $183,490 for the similar period in 2002, a decrease of $19,949. The decrease in interest expense is attributable to the decreased interest rate under the Universal line of credit during the three months ended June 30, 2003 compared to the same period in 2002 as well as principal payments made by AlphaNet on outstanding debt. The decrease in AlphaNet notes payable at interest rates of 20.5% is partially offset by increased borrowings under the Universal line of credit, which has an interest rate of prime plus 1.25% (5.5% at June 30, 2003).

Other Income(Expense)

Zunicom's consolidated other income was $139,702 for the three month period ended June 30, 2003 compared to other expense of $14,060 for the same period in 2002. AlphaNet sold a patent for net proceeds of $141,251 during the three months ended June 30, 2003 while maintaining the right to use it. The patent sale is included in other income for the three months ended June 30, 2003.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002.

Revenues

For the six month period ended June 30, 2002, Zunicom had revenues of $28,125,714 compared to $16,893,556 for the similar period in 2002, an increase of $11,232,158 (66.5%).

Universal, AlphaNet and Zunicom had revenues of $26,755,923, $1,369,791, and $0 respectively for the six months ended June 30, 2003 compared to revenues of $14,863,462, $2,028,749, and $1,345 respectively, for the similar period in 2002.

Universal's increase in revenues of $11,892,461 is primarily attributable to revenues from a third party fulfillment customer, Brinks Home Security, Universal's largest customer, while sales of battery, battery related and battery powered products remained consistent in the primary markets serviced by Universal. Specifically, Brinks Home Security sales totaled $14,469,685 for the six month period ended June 30, 2003 and were $2,872,653 for the similar period in 2002.

AlphaNet's decrease in revenues of $658,958 is attributable to the continued decline in facsimile usage by hotel guests, service fees charged to hotels for renewal of expired contracts, as well as declining installations of InnFax machines. However, AlphaNet's decrease in facsimile revenues of approximately $730,558 has been partially offset by the increase usage and installations of "The Office" product in hotels of $112,396.

Cost of Revenues

For the six month period ended June 30, 2003, Zunicom's cost of revenues increased to $22,906,800 compared to $12,511,942 for the similar period in 2002, an increase of $10,394,858 (83.1%).

Universal's and AlphaNet's cost of revenues totaled $22,530,164 and $376,636 for the six month period ended June 30, 2003, compared to $12,106,525 and $405,417 the similar period in 2002, respectively. Increased revenues at Universal during the six month period ended June 30, 2003 compared to the similar period in 2002, directly resulted in an increase in the cost of revenues during the same six month period compared to the similar period in 2002. Cost of revenues as a percentage of revenues for Universal increased to 84.2% compared to 81.4% for the similar period in 2002. The increase in cost of revenues is attributable to the low margins earned on third party fulfillment services to Brinks Home Security. Universal gross margins for the six month period ended June 30, 2003 from fulfillment services for Brinks Home Security were approximately 10% compared to average gross margins of 22% from sales to other customers.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 27.5% compared to 20.0% for the six month periods ending June 30, 2003 and 2002, respectively. The increase is primarily attributable to the fewer number of facsimile machines installed at hotels, a decrease in recurring facsimile services, and increased reserves for facsimile inventories as a result of continuing decline in service revenues.

Operating Expenses

For the six month period ended June 30, 2003, Zunicom's operating expenses, consisting of selling, general and administrative and depreciation and amortization expenses increased to $4,348,574 compared to $3,739,216 for the similar period in 2002, an increase of $609,358.

Universal's, AlphaNet's, and Zunicom's selling, general and administrative expenses totaled $3,060,706, $660,059 and $137,016, respectively for the six month period ending June 30, 2002, compared to $2,125,350, $1,028,620 and $218,319, respectively for the similar period in 2002.

The increase in Universal's selling, general and administrative expenses in 2003 is due to increases in payroll, taxes, and group health insurance related expenses of $370,017, employee bonuses of $156,059, consulting fees of $56,000, property taxes of $96,741, property and liability insurance of $35,370, bad debts of $18,583 and rent and utilities of $104,117. These increases are primarily related to the additional costs associated with the Brinks contract.

The decrease in AlphaNet's selling, general and administrative expenses is primary attributable to decreased marketing expenses and rent of $122,561 and decreased wages and sales commissions of $219,372. Due to management reduction in personnel and closing of the New Jersey office.

Zunicom experienced decreases in wages of $93,270, moving costs of $13,272, meals, entertainment and travel of $18,899 offset with an increase of employee bonuses of $36,017 for the six months ended June 30, 2003.

For the six month period ended June 30, 2003, Zunicom incurred $490,793 in depreciation and amortization expense compared to $366,927 for the similar period in 2002, an increase of $123,866. The increase is primarily due to increased property and equipment at June 30, 2003 compared to June 30, 2002.

Interest Expense

For the six month period June 30, 2003, Zunicom incurred $328,509 in interest expense compared to $368,353 during the similar period in 2002, a decrease of $39,844. The decrease in interest expense is attributable to the decreased interest rate under the Universal line of credit during the six months ended June 30, 2003 compared to the same period in 2002 as well as principal payments made by AlphaNet on outstanding debt. The decrease in AlphaNet notes payable at interest rates of 20.5% is partially offset by increased borrowings under the Universal line of credit, which has an interest rate of prime plus 1.25% (5.5% at June 30, 2003).

Other Income(Expense)

Zunicom's consolidated other income was $135,446 for the six month period ended June 30, 2003 compared to other expense of $30,009 for the same period in 2002. AlphaNet sold a patent for net proceeds of $141,251 during the six months ended June 30, 2003 while maintaining the right to use it. The patent sale is included in other income for the six months ended June 30, 2003.

Liquidity

Zunicom had cash and cash equivalents on a consolidated basis of $394,686 and $1,111,164 at June 30, 2003 and 2002, respectively.

Net cash provided by operations was $1,359,180 for the six month period ended June 30, 2003 compared to cash used by operations of $926,762 for the similar period in 2002. The cash provided by operating activities in 2003 was primarily related to increases in accounts receivable and prepaid expenses and other current assets of $347,874 and $101,064, respectively, a decrease in accounts receivable other and inventories of $100,394 and $1,423,499, respectively, offset by a net decrease in accounts payable and accrued liabilities of $1,104,683. These changes were primarily related to Universal's sales to Brinks Home Security. The cash used by operating activities in 2002 was primarily related to increases in accounts receivable and inventories of $2,935,205 and $3,211,139, respectively, offset by an increase in accounts payable and accrued liabilities of $4,340,454 and a decrease in prepaid expenses and other current assets of $330,192.

Net cash used by investing activities for the six month period ended June 30, 2003, was $87,202 compared to $316,618 for the similar period in 2002. These amounts primarily resulted from purchases of property and equipment.

Net cash used by financing activities for the six month period ended June 30, 2003 was $1,525,708 compared to cash provided of $999,391 for the similar period in 2002. The net cash used by financing activities for the six months ended June 30, 2003 was comprised of net repayments on the line of credit of $1,111,715, repayment of long-term debt of $392,414 and payment of preferred stock dividends of $21,579. The net cash provided by financing activities for the six months ended June 30, 2002 was comprised of net borrowings on the line of credit of $1,498,992, offset by repayment of long-term debt of $478,020 and payment of preferred stock dividends of $21,581.

Universal has a $12,000,000 revolving line of credit with a finance company, payable on demand with interest payable monthly at prime plus 1.25%, maturing March 27, 2005. The line of credit is secured by the accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable plus the lesser of $3,000,000 or 85% of the net orderly liquidation value of Universal's eligible inventory and 55% of the lower of cost or market of Universal's eligible inventory. This line of credit is guaranteed by Zunicom. On June 30, 2003, $4,425,035 of the line of credit was outstanding, while $668,041 remained available for borrowing under the line of credit.

At June 30, 2001, AlphaNet had notes payable to financing companies with balances of $2,205,200. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc., a company in which Kim Yeow Tan an officer, director and shareholder. Kim Yeow Tan is William Tan's brother. As of June 30, 2003, AlphaNet owes $986,308 in principal on this note. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC, a company in which Jenny Jechart, a shareholder of the Company, is the principal shareholder and director. As of June 30, 2003, AlphaNet owes $440,400 in principal on this note. These notes, which have an interest rate of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2004. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom. As provided for in the Universal line of credit agreement discussed in the preceding paragraph, Universal may, under certain conditions, borrow under the line to advance funds to its parent, Zunicom, to pay this indebtedness of AlphaNet. Assuming borrowing availability and certain fixed charge coverage ratio tests are met, Universal may borrow for this purpose up to 50% of its quarterly net income until such AlphaNet indebtedness is paid. The loan agreements between AlphaNet and said financing companies have been amended to extend the maturity dates of the notes to March 27, 2004 in consideration of the repayment provisions discussed above.

Zunicom has a note payable to a related party financing company. The original principal amount of $500,000 is payable to Caspic International, Inc. William Tan, the President, CEO and a significant shareholder of Zunicom is also a director and shareholder of Caspic International, Inc. As of June 30, 2003, Zunicom owes $164,000 in principal on this note. This note has an interest rate of 12%, originally matured on May 25, 2000 and have been extended to September 10, 2003. The loan is secured by a pledge of all outstanding shares of AlphaNet stock owned by Zunicom.

Zunicom is seeking alternative sources of financing to repay the Appel and AHS Funding notes payable. These lenders have not indicated whether they will refinance these loans. We have applied for loans from traditional lenders, but to date have been unable to secure acceptable loan terms or terms with which we can comply. To date, we have been unsuccessful in securing any alternative financing.

Zunicom believes that cash provided by its operations and cash available under the Universal line of credit will be sufficient to meets its operational needs over the next year. However, it will not be sufficient to retire the said Appel and AHS Funding indebtedness.

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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits

     31.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K.

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


                                       Zunicom, Inc.
                                       -----------------------------


Date: August 13, 2003                  /s/Julie Sansom-Reese
                                       --------------------------------
                                       Chief Financial Officer