Form 10-Q
period 2003-06-30
ZUNICOM INC
filed 2003-08-14
CIK 886912

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

Item 3.  Controls and Procedures.........................................17



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

NOTE I - INCOME TAXES

Zunicom has generated substantial tax loss carry-forwards that created a significant deferred tax asset at June 30, 2003. Zunicom has not assigned any value to such asset due to the uncertainty of realization of the value. In assessing the value of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. At June 30, 2003, Zunicom had net operating loss carry-forwards for federal tax purposes of approximately $11 million, which are available to offset future taxable income, if any, and begin to expire in 2011, subject to limitations of Section 382 of the Internal Revenue Code.



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