Form 10-Q
period 2003-09-30
ZUNICOM INC
filed 2003-11-14
CIK 886912

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

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

     As  of  September  30,  2003,   8,411,990   shares  of  Common  Stock  were
outstanding.

                                      INDEX


                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

   Consolidated Balance Sheets at September 30, 2003 (unaudited)
   and December 31, 2002................................................3

   Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002 (unaudited)................5

   Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002 (unaudited)........................7

   Notes to Consolidated Financial Statements...........................9

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations...........................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....20

Item 4.  Controls and Procedures.......................................21

PART II - Other Information............................................21

   Item 1.  Legal Proceedings..........................................21

   Item 2.  Changes in Securities and Use of Proceeds..................21

   Item 3.  Defaults Upon Senior Securities............................21

   Item 4.  Submission of Matters to a Vote of Securities Holders......21

   Item 5.  Other Information..........................................23

   Item 6.  Exhibits and Reports on Form 8-K...........................23

Signature..............................................................24

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                               (Unaudited)
                                               September 30,  December 31,
                                                   2003          2002
                                               -----------   -------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . .   $  1,040,365   $     648,415
  Accounts receivable - trade, net of
      allowance for doubtful accounts
      of $278,502 (unaudited) and
      $182,235 . . . . . .  . . . . . . . .      8,156,208       6,755,059
  Accounts receivable - other . . . . . . .        105,398         190,611
  Inventories - finished goods, net of
      allowance for obsolescence of
      $597,200 (unaudited) and $422,710 . .      6,664,471       8,013,727

  Prepaid expenses and other current assets        603,468         525,839
                                              ------------   -------------

      Total current assets. . . . . . . . .     16,569,910      16,133,651
                                              ------------   -------------
PROPERTY AND EQUIPMENT
  Facsimile and business center equipment        3,198,991       3,348,297
  Machinery and equipment . . . . . . . . .        691,282         668,213
  Computer equipment. . . . . . . . . . . .        235,215         227,117
  Furniture and fixtures  . . . . . . . . .        310,572         310,572
  Leasehold improvements. . . . . . . . . .        195,998         195,352
  Vehicles. . . . . . . . . . . . . . . . .        140,676         119,432
                                              ------------   -------------
                                                 4,772,734       4,868,983
  Less accumulated depreciation and
      amortization. . . . . . . . . . . . .     (2,723,161)     (2,252,382)
                                              ------------   -------------
      Net property and equipment. . . . . .      2,049,573       2,616,601
                                              ------------   -------------


OTHER ASSETS. . . . . . . . . . . . . . . .         93,681          78,228
                                              ------------   -------------
TOTAL ASSETS. . . . . . . . . . . . . . . .   $ 18,713,164   $  18,828,480
                                              ============   =============


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                   -Continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             (Unaudited)
                                            September 30,    December 31,
                                                 2003            2002
                                            -------------   -------------
CURRENT LIABILITIES
  Line of credit . . . . . . . . . . . . .  $   4,375,177   $   5,536,750
  Current portion of notes payable -
    related party. . . . . . . . . . . . .      1,222,708         500,000
  Current portion of long-term debt. . . .         21,604          16,503
  Accounts payable . . . . . . . . . . . .      4,989,111       5,397,510
  Accrued liabilities. . . . . . . . . . .      1,985,825         942,971
  Other current liabilities. . . . . . . .          9,200           9,200
                                            -------------   -------------
      Total current liabilities. . . . . .     12,603,625      12,402,934
                                            -------------   -------------
NOTES PAYABLE - RELATED PARTY, less
    current portion. . . . . . . . . . . .              -       1,475,854

LONG-TERM DEBT, less current portion . . .         46,335          42,512

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value;
    1,000,000 shares authorized;  114,588
    (unaudited) and 115,088 Class A
    shares issued and outstanding;
    liquidation preference of $601,587
    (unaudited) and $604,212 . . . . . . .        114,588         115,088
  Common stock - $0.01 par value;
    50,000,000 shares authorized; 8,411,990
    (unaudited) and 8,403,390 shares
    issued and outstanding . . . . . . . .         84,120          84,034
  Additional paid-in capital . . . . . . .     14,442,602      14,454,141
  Accumulated deficit  . . . . . . . . . .     (8,578,106)     (9,746,083)
                                            -------------   -------------
      Total stockholders' equity . . . . .      6,063,204       4,907,180
                                            -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  18,713,164   $  18,828,480
                                            =============   =============









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Periods Ended September 30, 2003 and 2002
                                   (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                 September 30,                    September 30,
                                           --------------------------     --------------------------
                                               2003           2002            2003           2002
                                           -----------   ------------     ------------  ------------
REVENUES
     Sales.................................$16,068,039   $14,520,404      $42,823,962   $29,385,211
     Service revenue.......................    599,406     1,003,892        1,969,197     3,032,641
                                           -----------   -----------      -----------   -----------
                                            16,667,445    15,524,296       44,793,159    32,417,852
COST OF REVENUES
     Cost of goods sold.................... 13,545,964    12,464,228       36,076,128    24,570,753
     Direct servicing costs................    220,894       239,110          597,530       644,527
                                           -----------   -----------      -----------   -----------
                                            13,766,858    12,703,338       36,673,658    25,215,280
                                           -----------   -----------      -----------   -----------
GROSS PROFIT...............................  2,900,587     2,820,958        8,119,501     7,202,572

OPERATING EXPENSES
     Selling, general and administrative...  2,031,865     1,826,915        5,889,646     5,199,204
     Depreciation and amortization of
         property and equipment............    221,188       185,351          711,981       552,278
                                           -----------   -----------      -----------   -----------
                                             2,253,053     2,012,266        6,601,627     5,751,482
                                           -----------   -----------      -----------   -----------
INCOME FROM OPERATIONS                         647,534       808,692        1,517,874     1,451,090

OTHER INCOME (EXPENSES)
     Interest income.......................          -           196                -         1,758
     Interest expense, related party.......    (72,738)     (106,841)        (241,198)     (298,348)
     Interest expense, other...............    (73,516)      (74,124)        (233,565)     (250,970)
     Other, net............................       (954)      (20,307)         134,492       (50,316)
                                           -----------   -----------      -----------   -----------
                                              (147,208)     (201,076)        (340,271)     (597,876)
                                           -----------   -----------      -----------   -----------
INCOME BEFORE PROVISION FOR INCOME
     TAXES ................................    500,326       607,616        1,177,603       853,214

PROVISION FOR INCOME TAXES.................          -             -                -             -
                                           -----------   -----------      -----------   -----------











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  -Continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                For the Periods Ended September 30, 2003 and 2002
                                   (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                 September 30,                    September 30,
                                            -------------------------      -------------------------
                                               2003           2002            2003           2002
                                            ----------    -----------      -----------    ----------
NET INCOME................................. $  500,326    $   607,616      $ 1,177,603    $  853,214
                                            ==========    ===========      ===========    ==========
Net income attributable to common
     shareholders.......................... $  490,700    $   597,263      $ 1,146,398    $  821,280
                                            ==========    ===========      ===========    ==========
Net income per share attributable to
    common shareholders

    Basic.................................. $     0.06    $      0.07      $      0.14    $     0.10
                                            ==========    ===========      ===========    ==========

    Diluted................................ $     0.05    $      0.07      $      0.13    $     0.10
                                            ==========    ===========      ===========    ==========

Weighted-average common shares
    outstanding

    Basic..................................  8,409,099      8,403,390        8,405,314     8,403,390
                                            ==========    ===========      ===========    ==========

    Diluted................................ 10,662,965      8,633,566        8,634,490     8,633,566
                                            ==========    ===========      ===========    ==========
























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For The Nine Month
                    Periods Ended September 30, 2003 and 2002

                                   (Unaudited)

                                                             2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES                     ----------- -----------
Net income                                               $1,177,603  $  853,214
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation of property and equipment.............    711,981     552,278
     Provision for bad debts............................    191,650     143,757
     Provision for obsolete inventory...................    144,490       9,000
     Loss on disposal of equipment......................          -      23,759
     Change in operating assets and liabilities
           Accounts receivable - trade.................. (1,592,798) (4,324,336)
           Accounts receivable - other..................     85,213    (154,316)
           Inventories..................................  1,204,765  (5,220,862)
           Prepaid expenses and other current assets....    (77,629)    (29,921)
           Other assets.................................    (15,453)    (99,332)
           Accounts payable.............................   (408,399)  5,144,412
           Accrued liabilities..........................  1,042,854   1,023,464
                                                         ----------  ----------
Net cash provided by (used in) operating activities.....  2,464,277  (2,078,883)
                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment..................   (144,953)   (480,969)
   Decrease in certificate of deposit...................          -     160,563
                                                         ----------  ----------
Net cash used by investing activities...................   (144,953)   (320,406)
                                                         ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit....................... (1,161,573)  2,670,614
   Repayment of long-term debt..........................   (744,222)   (619,831)
   Payment of preferred stock dividends.................    (21,579)    (31,934)
                                                         ----------  ----------
Net cash provided by (used by) financing activities....  (1,927,374)  2,018,849
                                                         ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....    391,950    (380,440)

Cash and cash equivalents at beginning of period........    648,415   1,355,153
                                                         ----------  ----------
Cash and cash equivalents at end of period.............. $1,040,365  $  974,713
                                                         ==========  ==========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   -Continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                               For The Nine Month
                    Periods Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                             2003        2002
                                                         ----------- -----------
SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Dividends paid through issuance
        of common stock................................. $    9,626  $        -
                                                         ==========  ==========
     Conversion of preferred stock
        to common stock................................. $      500  $        -
                                                         ==========  ==========
     Acquisition of property and equipment
        through capital lease........................... $   21,244  $   32,372
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2003. The results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The consolidated financial statements included in this filing should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 2002.

Certain 2002 amounts have been reclassified to conform to 2003 presentation.

NOTE B - ORGANIZATION

Zunicom, Inc., formerly Tech Electro Industries, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Effective October 17, 2002, Tech Electro Industries, Inc. changed its name to Zunicom, Inc. On May 12, 2003, Zunicom's subsidiary, Universal Battery Corporation changed its name to Universal Power Group, Inc. ("Universal"). Since its inception in 1968, Universal has evolved from a distributor of electronic components into a battery, battery powered products and security products distributor and supplier, a third-party fulfillment provider, and a custom battery pack assembler. Zunicom's other subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), provides in-room facsimile and business center services to the hotel industry for their business travelers through licensing agreements. AlphaNet generates revenues from its product line which includes InnFax(R) and The Office(TM). InnFax(R) is a patented in-room facsimile service which offers guests a personal facsimile number and e-mail address to send and receive correspondence during the duration of their stay, as well as facsimile, printing and copying capabilities. The Office(TM), is a full service, credit card activated business center for business travelers staying at hotels.

NOTE C - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. The Company did not record compensation expense related to the issuance of stock options during the three and nine month periods ended September 30, 2003 or 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", net income attributable to common stockholders and net income per share would not have significantly differed from reported net income and net income per share attributable to common stockholders. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which goods or services are the con- sideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.


NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income, decreased by the preferred stock dividends of $31,205 and $31,934 for the nine month periods ending September 30, 2003 and 2002, respectively, and $9,626 and $10,353 for the three month periods ending September 30, 2003 and 2002, respectively, by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period.

The following table provides reconciliation between basic and diluted net income per share attributable to common shareholders:

                                               Three Months Ended       Nine Months Ended
                                                 September 30,             September 30,
                                            -----------------------   ----------------------
                                                2003        2002         2003          2002
                                            ----------- -----------   ----------- ----------
Net income attributable to common
     shareholders.......................... $   490,700 $   597,263   $ 1,146,398 $  821,280

Weighted average number of shares outstanding
    Basic..................................   8,409,099   8,403,390     8,405,314   8,403,390
    Dilutive effect of common stock
     equivalents...........................   2,253,866     230,176       229,176     230,176
                                            ----------- -----------   ----------- -----------
    Diluted................................  10,662,965   8,633,566     8,634,490   8,633,566

Net income per share attributable to
           common shareholders
    Basic.................................. $      0.06 $      0.07   $      0.14 $      0.10
                                            =========== ===========   =========== ===========
    Diluted................................ $      0.05 $      0.07   $      0.13 $      0.10
                                            =========== ===========   =========== ===========

NOTE E - LINE OF CREDIT

On March 27, 2002, Universal obtained a $12,000,000 line of credit with a financing company, payable on demand, with interest payable monthly at prime plus 1.25%, maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. On September 30, 2003, $4,375,177 was outstanding under the line of credit, while $2,154,077 remained available for borrowings under the line.

NOTE F - NOTES PAYABLE - RELATED PARTY

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. ("Appel"). Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder of Appel. As of September 30, 2003, AlphaNet owes $782,308 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC ("AHS"). Jenny Jechart, a shareholder of the Company, is the principal shareholder. As of September 30, 2003, AlphaNet owes $440,400 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and have been extended to March 27, 2004. The Appel and AHS notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom.

At December 31, 2002 Zunicom had a note payable to a related party financing company with an original principal amount of $500,000 payable to Caspic International, Inc. William Tan, the President, CEO and a significant shareholder of Zunicom is also a director and shareholder of Caspic International, Inc. As of September 30, 2003 this note has been paid in full.

NOTE G - SEGMENTS

The battery and third party fulfillment sales segment represents the operations of Universal, which includes the stocking and sales of battery, battery related products, passive electronic components, and security and security-related products. The hospitality service operations of AlphaNet provide private in-room facsimile and office business centers for the use of business travelers. These segments were identified based on the different nature of the services, locations, and, in general, the type of customers for those services.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                          Nine Months Ended September 30, 2003
                                -------------------------------------------------------
                                                Battery & 3rd
                                Facsimile &     Party Fulfillment
                                Business Center Sales        Adjustments Consolidated
                                --------------- ------------ ----------  ------------
Revenue                            $ 1,969,197  $ 42,823,962 $       -   $ 44,793,159
Depreciation and amortization          623,524        84,051     4,406        711,981
Segment profit (loss)                 (291,607)    1,713,899  (244,689)     1,177,603
Segment assets                       2,210,874    16,375,428   126,862     18,713,164
Capital expenditures by segment        121,884        44,313         -        166,197

                                           Nine Months Ended September 30, 2002
                                -------------------------------------------------------
                                                Battery & 3rd
                                Facsimile &     Party Fulfillment
                                Business Center Sales        Adjustments Consolidated
                                --------------- ------------ ----------  ------------
Revenue                            $ 3,032,641  $ 29,385,211  $      -   $ 32,417,852
Depreciation and amortization          459,414        87,704     5,160        552,278
Segment profit (loss)                   82,968     1,128,550  (358,304)       853,214
Segment assets                       3,620,077    17,500,064   135,242     21,255,383
Capital expenditures by segment        285,064       224,010     4,267        513,341

                                         Three Months Ended September 30, 2003
                                -------------------------------------------------------
                                                Battery & 3rd
                                Facsimile &     Party Fulfillment
                                Business Center Sales        Adjustments Consolidated
                                --------------- ------------ ----------  ------------
Revenue                            $   599,406  $ 16,068,039 $       -   $ 16,667,445
Depreciation and amortization          191,494        28,255     1,439        221,188
Segment profit (loss)                 (182,475)      764,727   (81,926)       500,326
Segment assets                       2,210,874    16,375,428   126,862     18,713,164
Capital expenditures by segment         57,751             -         -         57,751

                                          Three Months Ended September 30, 2002
                                -------------------------------------------------------
                                                Battery & 3rd
                                Facsimile &     Party Fulfillment
                                Business Center Sales        Adjustments Consolidated
                                --------------- ------------ ----------  ------------
Revenue                            $ 1,003,892  $ 14,520,404  $      -    $15,524,296
Depreciation and amortization          150,791        32,682     1,878        185,351
Segment profit (loss)                   92,457       623,167  (108,008)       607,616
Segment assets                       3,620,077    17,500,064   135,242     21,255,383
Capital expenditures by segment        115,312        78,703     4,267        198,282



The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate capital expenditures to reconcile segment balances to consolidated amounts.

NOTE H - CONCENTRATIONS

Through September 30, 2003, a significant portion of Universal's business was conducted with one major customer, which represented approximately 53% and 54%, respectively, of Universal's revenues for the three and nine months ended September 30, 2003. At September 30, 2003 Universal had aggregate accounts receivable from this customer in the amount of $2,708,469. Through November 14, 2003, substantially all of this amount has been collected. Through September 30, 2002, a significant portion, of UBC's business was with the same major customer, which represented approximately 48% and 32%, respectively, of the Company's revenue for the three and nine months ended September 30, 2002. At September 30, 2002 UBC had aggregate accounts receivable from this customer in the amount of $2,954,185.

NOTE I - INCOME TAXES

Zunicom has generated substantial tax loss carry-forwards that created a significant deferred tax asset at September 30, 2003. Zunicom has not recorded this deferred tax asset due to the uncertainty of realization. In assessing whether deferred tax assets will be realizable, management considers whether it is more likely than not that all or some portion of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers projected future taxable income and tax planning strategies in making this assessment. At September 30, 2003, Zunicom had net operating loss carry-forwards for federal tax purposes of approximately $11 million, which are available to offset future taxable income, if any, and begin to expire in 2011, subject to limitations of
Section 382 of the Internal Revenue Code.


NOTE J - SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2003, 500 shares of the Company's Series A Preferred Stock were converted to 1,000 shares of the Company's common stock. Also during the nine months ended September 30, 2003, the Company paid dividends on the Series A Preferred Stock as follows: cash dividends of $21,579 and through the issuance of 7,510 shares of the Company's common stock valued at $9,626.

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

On June 24, 2003, AlphaNet introduced at the 2003 Hospitality Industry Technology Exposition and Conference (HITEC), two new productivity and connectivity tools for hotels and their business traveler guests, the "WaveLan(TM)" and the "LapTop Connect(TM)". WaveLan(TM) is a wireless connectivity product that provides hotel guests with public area, wireless access to the Internet. With WaveLan(TM) the hotel can offer wireless Internet access to their guests in any number of locations including lobbies, meeting rooms, lounges, bars and restaurants. As a credit card activated service, WaveLan(TM) has the potential to become a revenue-generating business tool for the hotel. LapTop Connect(TM) allows hotel guests or visitors the ability to connect their laptop computers to high-speed Internet access points located within the property. LapTop Connect(TM) also offers a hotspot for users wishing to access the Internet through the wireless network feature of their Laptop. Laptop Connect(TM) and WaveLan(TM) were installed at three confirmed Beta sites in August 2003. WaveLan(TM) was also installed in an additional location in October 2003.

On September 16, 2003, Zunicom fully paid off the remaining principal of $84,000 on an original loan of $500,000 to Caspic International, Inc. This note bore interest at 12% per annum and was secured by a pledge of all outstanding shares of AlphaNet stock owned by Zunicom.

On October 6, 2003, Universal introduced its new Universal Mobility line of battery-powered electric scooters including the UB Scootin I(TM), a kid-scooter, UB Scootin II(TM), a stand-up teen scooter, UB Zippin(TM), a scooter with seat and trunk, and UB Cruzin(TM), an electric bicycle. The mobility line is part of Universal's strategy to diversify into products and markets that are synergistic with its core. The key element in Universal's battery-powered scooters is that they are quiet and environmentally-friendly. Universal believes that its mobility line will add to its revenue base.

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its two subsidiaries, Universal and AlphaNet.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

Revenues

For the three month period ended September 30, 2003, Zunicom had consolidated revenues of $16,667,445 compared to $15,524,296 for the similar period ended September 30, 2002, an increase of $1,143,149 (7.4%).

Universal, AlphaNet and Zunicom had revenues of $16,068,039, $599,406 and $0, respectively, for the three month period ended September 30, 2003 compared to revenues of $14,520,404, $1,003,892 and $0, respectively, for the similar period in 2002.

Universal's increase in revenues of $1,547,635 is primarily attributable to increased revenues from a third party fulfillment customer, Brinks Home Security, Universal's largest customer. In addition, sales of battery, battery related and battery powered products also increased in the primary markets serviced by Universal. Specifically, Brinks Home Security sales totaled
$8,475,355 for the three month period ended September 30, 2003 and were $7,471,912 for the similar period in 2002. Universal's direct shipments have increased for the three month period in 2003 to $3,120,503 compared to $2,258,508 for the same period in 2002. The increase is primarily due to direct shipment of battery and battery related products directly to the manufacturer of Universal's Mobility line.

AlphaNet's decrease in revenues of $404,486 is attributable to the continued decline in facsimile usage by hotel guests as well as declining installations of InnFax machines. In addition, Alphanet no longer charges hotels service and usage fees upon contract renewal. This has also contributed to AlphaNet's decrease in revenues as compared to the prior year. However, AlphaNet's decrease in facsimile revenues of approximately $497,492 has been partially offset by the increase in revenues from usage and installations of "The Office" product in hotels of $93,006.

Cost of Revenues

For the three month period ended September 30, 2003, Zunicom's consolidated cost of revenues increased to $13,766,858 compared to cost of revenues of $12,703,338 for the similar period in 2002, an increase of $1,063,520 (8.4%).

Universal's and AlphaNet's cost of revenues totaled $13,545,964 and $220,894, respectively, for the three month period ended September 30, 2003, compared to $12,464,228 and $239,110, respectively, for the similar period in 2002. Increased revenues at Universal during the three month period ended September 30, 2003 compared to the similar period in 2002 directly resulted in an increase in the cost of revenues during the same three month period in 2003 compared to the similar period in 2002. Cost of revenues as a percentage of revenues for Universal decreased to 84% compared to 86% for the similar period in 2002. Higher margins compared to the prior year are attributable to better buying power but are offset by increased sales to Brinks Home Security as Universal earns lower margins on third party fulfillment services. Universal's gross margins for the three month period ended September 30, 2003 from fulfillment services for Brinks Home Security were approximately 10% compared to average gross margins of 20% from sales to other customers.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 37% for the three month period ending September 30, 2003 compared to 24% for the same period in 2002. The increase in direct costs as a percentage of service revenues is primarily attributable to an increase in reserves for facsimile inventories as a result of continuing decline in service revenues.

Operating Expenses

For the three month period ended September 30, 2003, Zunicom's consolidated operating expenses, consisting of selling, general and administrative and depreciation and amortization expenses increased to $2,253,053 compared to $2,012,266 for the similar period in 2002, an increase of $240,787.

Universal's, AlphaNet's, and Zunicom's selling, general and administrative expenses totaled $1,655,576, $298,258 and $78,031, respectively, for the three month period ended September 30, 2003, compared to $1,325,144, $410,639 and $91,132, respectively, for the similar period in 2002.

The increase in Universal's selling, general and administrative expenses in 2003 is primarily due to increases in employee bonuses of $115,750, bad debt expense of $85,217, property taxes of $25,643 and legal expenses of $73,652 compared to the same period in 2002. These increases are primarily associated with additional personnel and warehouse facilities necessary for Universal's fulfillment services provided to Brinks Home Security.

The decrease in AlphaNet's selling, general and administrative expenses is largely attributable to decreased wages, payroll taxes and group health insurance of $22,273, state and property taxes of $76,550 and rent of $10,800 compared to the same period in 2002.

The decrease in Zunicom's selling, general and administrative expenses is primarily attributable to moving expenses incurred during 2002 for Zunicom's move to Texas of $22,288 partially offset by increased travel costs during the same three month period in 2003 of $7,107.

For the three month period ended September 30, 2003, Zunicom's consolidated depreciation expense was $221,188 compared to $185,351 for the similar period in 2002, an increase of $35,837. The increase is primarily due to Alphanet's purchases of equipment for its "The Office" product during the three months ended September 30, 2003.

Interest Expense

Zunicom's consolidated interest expense was $146,254 for the three month period ended September 30, 2003 compared to $180,965 for the similar period in 2002, a decrease of $34,711. The decrease in interest expense is attributable to the decreased interest rate under the Universal line of credit during the three months ended September 30, 2003 compared to the same period in 2002 as well as principal payments made by AlphaNet and Zunicom on outstanding debt. The decrease in AlphaNet notes payable at interest rates of 20.5% is partially offset by increased borrowings under the Universal line of credit, which has an interest rate of prime plus 1.25% (5.5% at September 30, 2003).


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

Revenues

For the nine month period ended September 30, 2002, Zunicom had revenues of $44,793,159 compared to $32,417,852 for the similar period in 2002, an increase of $12,375,307 (38.2%).

Universal, AlphaNet and Zunicom had revenues of $42,823,962, $1,969,197, and $0, respectively, for the nine months ended September 30, 2003 compared to revenues of $29,385,211, $3,032,641 and $0, respectively, for the similar period in 2002.

Universal's increase in revenues of $13,438,751 is primarily attributable to increased revenues from a third party fulfillment customer, Brinks Home Security, Universal's largest customer, while sales of battery, battery related and battery powered products remained consistent in the primary markets serviced by Universal. Specifically, Brinks Home Security revenues totaled $22,945,040 for the nine month period ended September 30, 2003 and were $10,344,565 for the similar period in 2002. Universal direct shipments have increased for the nine month period in 2003 to $5,609,779 compared to $3,879,447 for the same period in 2002. The increase is primarily due to direct shipment of batteries and battery related products directly to the manufacturer of Universal's Mobility line.

AlphaNet's decrease in revenues of $1,063,444 is attributable to the continued decline in facsimile usage by hotel guests as well as declining installations of InnFax machines. In addition, Alphanet no longer charges hotels service and usage fees upon contract renewal. This has also contributed to AlphaNet's decrease in revenues as compared to the prior year. However, AlphaNet's decrease in facsimile revenues of approximately $1,239,348 has been partially offset by the increase usage and installations of "The Office" product in hotels of $205,402.

Cost of Revenues

For the nine month period ended September 30, 2003, Zunicom's cost of revenues increased to $36,673,658 compared to $25,215,280 for the similar period in 2002, an increase of $11,458,378 (45.4%).

Universal's and AlphaNet's cost of revenues totaled $36,076,128 and $597,530, respectively, for the nine month period ended September 30, 2003, compared to $24,570,753 and $644,527, respectively, for the similar period in 2002. Increased revenues at Universal during the nine month period ended September 30, 2003 compared to the similar period in 2002, directly resulted in an increase in the cost of revenues during the same nine month period compared to the similar period in 2002. Cost of revenues as a percentage of revenues for Universal were 84% for both of the nine months periods ended September 30, 2003 and 2002.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 30% compared to 21% for the nine month periods ending September 30, 2003 and 2002. The increase in direct costs as a percentage of service revenues is primarily attributable to an increase in reserves for facsimile inventories as a result of continuing decline in service revenues.

Operating Expenses

For the nine month period ended September 30, 2003, Zunicom's operating expenses, consisting of selling, general and administrative and depreciation and amortization expenses increased to $6,601,627 compared to $5,751,482 for the similar period in 2002, an increase of $850,145.

Universal's, AlphaNet's, and Zunicom's selling, general and administrative expenses totaled $4,716,286, $958,316 and $215,044, respectively, for the nine month period ending September 30, 2002, compared to $3,450,487, $1,439,261 and $309,456, respectively, for the similar period in 2002.

The increase in Universal's selling, general and administrative expenses in 2003 is due to increases in payroll, taxes, and group health insurance related expenses of $340,249, employee bonuses of $271,809, consulting fees of $104,260, legal $65,295, property taxes of $122,385, property and liability insurance of $48,128, bad debts of $103,800 and rent and utilities of $100,077 compared to 2002. These increases are primarily related to the additional costs associated with the Brinks contract.

The decrease in AlphaNet's selling, general and administrative expenses is primary attributable to decreased marketing expenses and rent of $52,753 and decreased wages and sales commissions of $241,132 during 2003 due to reduction in personnel and closing of the New Jersey office.

During the nine months ended September 30, 2003 Zunicom experienced the following decreases in selling general and administrative expenses as compared to the same period in the prior year: wages of $81,132, moving costs of $35,560, meals, entertainment and travel of $12,482 offset by an increase in employee bonuses of $36,017 for the nine months ended September 30, 2003.

For the nine month period ended September 30, 2003, Zunicom incurred $711,981 in depreciation and amortization expense compared to $552,278 for the similar period in 2002, an increase of $159,703. The increase is primarily due to AlphaNet's purchases of equipment for its "The Office" product during the nine months ended September 30, 2003.

Interest Expense

For the nine month period September 30, 2003, Zunicom incurred $474,763 in interest expense compared to $549,318 during the similar period in 2002, a decrease of $74,555. The decrease in interest expense is attributable to the decreased interest rate under the Universal line of credit during the nine months ended September 30, 2003 compared to the same period in 2002 as well as principal payments made by AlphaNet and Zunicom on outstanding debt. The decrease in AlphaNet notes payable at interest rates of 20.5% is partially offset by increased borrowings under the Universal line of credit, which has an interest rate of prime plus 1.25% (5.5% at September 30, 2003).

Other Income(Expense)

Zunicom's consolidated other income was $134,492 for the nine month period ended September 30, 2003 compared to other expense of $50,316 for the same period in

2002. The 2003 other income represents the sale of a patent by AlphaNet for net proceeds of $141,251 during the nine months ended September 30, 2003 while maintaining the right to use it. The patent sale is included in other income for the nine months ended September 30, 2003.

Liquidity

Zunicom had cash and cash equivalents on a consolidated basis of $1,040,365 and $648,415, respectively, at September 30, 2003 and 2002.

Net cash provided by operations was $2,464,277 for the nine month period ended September 30, 2003 compared to cash used in operations of $2,078,833 for the similar period in 2002. The cash provided by operating activities in 2003 was primarily related to net income of $1,177,603, depreciation and amortization of $711,981, the provisions for bad debt and obsolete inventory of $191,650 and $144,490, respectively, an increase in operating liabilities of $634,455, offset by an increase in operating assets of $395,902. Net cash used in operations during the nine month period ended September 30, 2002 was primarily related to an increase in operating assets of $9,828,767, offset by net income of $853,214, depreciation and amortization of $552,278, the provision for bad debt of $143,757 and an increase in operating liabilities of $6,167,876. The changes in operating assets and liabilities during both 2003 and 2002 were primarily related to Universal's sales to Brinks Home Security.

Net cash used by investing activities for the nine month period ended September 30, 2003, was $144,953 compared to $320,406 for the similar period in 2002. Cash used in both periods was primarily related to the purchase of property and equipment.

Net cash used by financing activities for the nine month period ended September 30, 2003 was $1,927,374 compared to net cash provided by financing activities of $2,018,849 for the similar period in 2002. The net cash used by financing activities for the nine months ended September 30, 2003 was comprised of net repayments on the line of credit of $1,161,573, repayment of long-term debt of $744,222 and payment of preferred stock dividends of $21,579. The net cash provided by financing activities for the nine months ended September 30, 2002 was comprised of net borrowings on the line of credit of $2,670,614 offset by repayment of long-term debt of $619,831 and payment of preferred stock dividends of $31,934.

Universal has a $12,000,000 revolving line of credit with a finance company, payable on demand with interest payable monthly at prime plus 1.25%, maturing March 27, 2005. The line of credit is secured by the accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable plus the lesser of $3,000,000 or 85% of the net orderly liquidation value of Universal's eligible inventory and 55% of the lower of cost or market of Universal's eligible inventory. This line of credit is guaranteed by Zunicom. On September 30, 2003, $4,375,177 of the line of credit was outstanding, while $2,154,077 remained available for borrowing under the line of credit.

At September 30, 2003, AlphaNet had notes payable to financing companies with balances of $1,222,708. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc., a company in which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of September 30,

2003, AlphaNet owes $782,308 in principal on this note. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC, a company in which Jenny Jechart, a shareholder of the Company, is the principal shareholder and a director. As of September 30, 2003, AlphaNet owes $440,400 in principal on this note. These notes, which bear interest at 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2004. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom. As provided for in the Universal line of credit agreement discussed in the preceding paragraph, Universal may, under certain conditions, borrow under the line to advance funds to its parent, Zunicom, to pay this indebtedness of AlphaNet. Assuming borrowing availability and certain fixed charge coverage ratio tests are met, Universal may borrow for this purpose up to 50% of its quarterly net income until such AlphaNet indebtedness is paid. The loan agreements between AlphaNet and said financing companies have been amended to extend the maturity dates of the notes to March 27, 2004 in consideration of the repayment provisions discussed above.

Zunicom is seeking alternative sources of financing to repay the Appel and AHS Funding notes payable. These lenders have not indicated whether they will refinance these loans. We have applied for loans from traditional lenders, but to date have been unable to secure acceptable loan terms or terms with which we can comply. To date, we have been unsuccessful in securing any alternative financing.

Zunicom believes that cash provided by its operations and cash available under the Universal line of credit will be sufficient to meets its operational needs over the next year. However, it may not be sufficient to retire the Appel and AHS Funding indebtedness.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Our customers are primarily located in the U.S. However, many of our suppliers are located outside the U.S. and our financial results could be impacted by foreign currency exchange rates and market conditions abroad. However, the aggregate impact of any likely exchange rate fluctuations would be immaterial as most of payments are made in U.S. dollars. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during 2003 and 2002 was not material.

Interest Rates

Or exposure to market rate risk for changes in interest rates relates primarily to our line of credit. Our line of credit, maturing March 2005, bears interest at prime plus 1.25%. A change in the prime rate would have a material effect on interest expense.

The Company's existing long-term debt owed to related parties have fixed interest rates; however, future borrowings may bear interest at variable rates and, accordingly, the Company's exposure to market risk for changes in interest rates may change in the future. At September 30, 2003, the Company's long-term debt owed to related parties is $1.2 million. This debt bears interest at a fixed rate of 20.5% and is due in full in March 2004.


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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Securities Holders.

                    Annual Meeting of Shareholders 2003

                                  ZUNICOM, INC.
                    MINUTES OF ANNUAL MEETING OF SHAREHOLDERS
                               SEPTEMBER 24, 2003


         The annual meeting of shareholders of Zunicom, Inc. (the "Company") was held at the offices of the Company at 4300 Wiley Post Road, Addison, Texas 75001 at 10:00a.m. on September 24, 2003. The meeting was convened by the Company's Chairman, William Tan. Mimi Tan, Secretary of the Company, acted as Secretary of the meeting. Ian Edmonds, Executive Vice President of the Company, Julie

Sansom-Reese, CFO of the Company, Tim Jackson of KBA Group LLP, the Company's auditors, Carl Generes, the Company's General Counsel, J.R. Reese, Lyndon
Taylor, Norman Barth, David Arnold and Jenny Jechart, shareholders of the Company, were also present.

         Ms. Tan announced that 94.57% of the outstanding voting shares of common stock are present in person or by proxy. Mr. Tan declared the presence of a quorum and that therefore the shareholders could consider and act upon the proposals set forth in the Notice of the Meeting.

         The first proposal was the election of directors to serve until the next annual meeting of shareholders and until their successors are elected and qualify. Ms. Tan announced that Management has nominated in favor of William Tan and Ian Edmonds to be elected and that 7,937,012 shares equivalent to approximately 94% of the shares outstanding have voted for William Tan, and that 7,936,932 shares equivalent to approximately 94% of the shares outstanding have voted for Ian Edmonds. Further, Ms. Tan, a shareholder, nominated William Tan and Ian Edmonds. Mr. Dave Arnold, a shareholder, seconded those nominees. There were no nominations from the floor and Mr. Tan declared the nomination closed.

         Mr. Tan announced that the next proposal for consideration was the ratification of KBA Group LLP as the Company's auditors.

         Ms. Tan announced that 7,936,480 shares equivalent to approximately 94% of the shares outstanding has voted for KBA Group LLP as the Company's auditors. Further, Ms. Tan, a shareholder, nominated KBA Group LLP as the Company's auditors. Mr. Dave Arnold seconded the motion.

         Mr. Tan then asked Ms. Tan to report the results of the vote on the two proposals.

         Ms. Tan reported that for election of directors, the following votes were cast:

                 For                       Abstained                  Against
                 ---                       ---------                  -------
William Tan      7,937,012                 11,515                     5
Ian Edmonds      7,936,932                 11,515                     85

         Ms. Tan reported that for the ratification of KBA Group LLP as auditors, the following votes were cast:

                 For                       Abstained                  Against
                 ---                       ---------                  -------
                 7,807,552                 11,501                     551

         Mr. Tan then declared that Messrs. Tan and Edmonds were duly elected directors of the Company to serve until the next annual meeting of shareholders and until their successors are elected and qualify. Mr. Tan also declared the ratification of KBA Group LLP as the Company's auditors.

         Mr. Tan asked if there were any questions from the floor and there were none.

         There being no further business brought before the meeting, Mr. Tan declared the meeting closed at approximately 10:40am.

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


                                       Zunicom, Inc.
                                       -----------------------------


Date: November 14, 2003                /s/Julie Sansom-Reese
                                       --------------------------------
                                       Chief Financial Officer