Form 10-K
period 2003-12-31
ZUNICOM INC
filed 2004-03-30
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                       or

                   For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X].

As of March 12, 2004, 8,444,668 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the OTC Bulletin Board) held by non-affiliates (6,054,395 shares) was approximately $10,595,191.


DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     Part I

ITEM 1. BUSINESS

GENERAL BUSINESS HISTORY

Zunicom, Inc., formerly Tech Electro Industries, Inc., ("Zunicom" or the "Company" or "we") was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a distributor of electric components incorporated in 1968. On October 29, 1996, we incorporated Universal Battery Corporation for the purpose of expanding into new markets for batteries and battery-related products. In May 1999, we merged Universal Battery Corporation into Computer Components Corporation. In January 2003, Computer Components Corporation changed its name to Universal Battery Corporation. Subsequently, in May 2003, Universal Battery Corporation changed its name to Universal Power Group ("Universal") to reflect its business growth, expansion and diversification.

On October 26, 1999, Zunicom completed the acquisition of AlphaNet Hospitality Systems, Inc., ("AlphaNet"). We acquired AlphaNet to gain an entry into the information technology and internet related business sector. AlphaNet is a leading provider of guest communication services to the hospitality market.

Zunicom's operations through Universal encompass the sale of portable power and related synergistic products, third party fulfillment and logistics services, custom battery pack assembly and kitting services made available to a wide range of industries.

Our principal executive offices are located at 4300 Wiley Post Road, Addison, Texas 75001, and our telephone number is (972) 851-5600. Our websites are www.zunicom.com, www.universalpowergroup.com and www.alphanet.net. References to "we", "us" and "our" refer to Zunicom, Inc. and its subsidiaries.

BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

                          UNIVERSAL POWER GROUP

Universal's operations consist of:

       o sourcing, importation, sale and distribution of batteries and battery assembly systems

       o sourcing, design, importation, sale and distribution of synergistic powered products, such as chargers, 12-volt accessories, and electric scooters

       o sourcing importation, sale and distribution of other products, such as AC Transformers, and ceramic sound sources

       o sourcing, importation, sale and distribution of electro-magnetic devices, and passive electronic components

       o   enhanced third party fulfillment and logistics services

       o   custom kitting services

       o   custom battery pack assembly services

UNIVERSAL POWER SERVICES

Sourcing

Universal has valuable long-term relationships with vendors located in Taiwan, Hong Kong, China, Korea and Japan, many exceeding 10 years. Through these relationships, we are able to offer a wide and expanding range of batteries, chargers and other power products, as well as links to outsourcing agents for specialized "hard-to-get" items.

Distribution

Universal's primary distribution center is located in Carrollton, Texas, a suburb of Dallas, Texas, to facilitate efficient and quick delivery of products to customers nationwide. In addition, we have a secondary distribution center located in Oklahoma City, Oklahoma, which provides another distribution point for varying customer needs. In addition to serving as a wholesale distribution center for Universal's products, this location serves as a retail front for many types of batteries including cellular and cordless phone batteries under Universal's private label. As our business expands, we anticipate opening additional centers in the future.

Enhanced Third-Party Logistics ("3PL")

Enhanced Third-Party Logistics ("3PL") is a service we offer as a solution to companies that prefer to focus on their business competencies and pass on to us the complexities of purchasing, warehousing, inventory control, staging, custom kitting, receivable collection and distribution. Because we understand the operational complexities of enhanced 3PL, we are able to help our customers conserve resources and increase efficiency when they outsource such needs to us.

We currently provide this service for Brink's Home Security ("Brinks"), the security division of Pittston Brinks Group. We purchase and distribute products related to security installations from our distribution center to Brink's branches and then subsequently bill and collect from those branches.

We have the ability to accommodate a wide variety of customer needs and we provide value-added security kitting services that complement our enhanced 3PL business.

Value-Added Services

Universal offers value-added custom battery pack, kitting, marketing and engineering design assistance services for product lines ranging from battery, battery assembly systems, security and battery powered products.

Universal has the ability to design and assemble custom battery packs consisting of assembled groups of batteries combined electrically into a single unit. We have specialized equipment such as electric welders, sonic welders, computer-aided design programs, computer-driven battery analyzers, battery chargers, heat-shrink ovens and strip-chart recorders to support custom assembly, design and engineering needs.

We are also a Panasonic Authorized Modification Center and build custom-designed battery packs comprised of Panasonic batteries for customers.

In addition to providing the services necessary to produce battery packs, we supply materials such as wiring, connectors, and casings. Completed battery packs are assembled to order in nearly all instances. However, we do maintain a broad inventory of various sizes of batteries and components utilized in battery pack production to serve immediate customer needs.


UNIVERSAL POWER PRODUCTS

Batteries

Universal is a leading distributor of sealed lead acid batteries and its products are sold to original equipment manufacturers (OEMs) and distributors for use in the manufacture and sale of high-technology products, such as computers, oil field equipment, medical systems and instrumentation, uninterruptible power supply systems, and security equipment.

Battery types that we carry include sealed lead-acid, nickel-cadmium, lithium, carbon-zinc, nickel metal hydride, alkaline and carbon zinc batteries.

Universal's complete product offerings serve multiple industries including medical, security, mobility, consumer, industrial and more.

Universal Batteries & Private Label Batteries

Through Universal, we sell and distribute a range of batteries under our own label called "Universal Battery(TM)" and "Adventure Power(TM)". In addition, we private label for many large customers such as Home Depot, Radio Shack and others. We also sell and distribute a broad line of industrial as well as consumer-retail batteries for Panasonic. We are equipped to handle a range of private label needs.

Portable Power Products

Through Universal, we sell and distribute to OEMs, distributors or retailers the following range of portable power products:

         Universal Jumpstarters: A line of jumpstarters, namely Starter-Up(TM) and Power-Up(TM) which are portable sources of 12-volt DC power used primarily as emergency starting power sources on failed automobile and marine batteries. These jumpstarters may be used to power many accessories including cellular phones, laptops and radios. Universal also private labels a range of jumpstarters that it sells to one large customer, Schumacher Electric Corporation, who in turn distributes to major retailers such as Sears, Wal-Mart and Auto Zone.

         Universal 12-volt DC Accessories: A new line and expanding range of 12-volt DC accessories including an automatic jack, a cordless air compressor, warmers/coolers and others.

Security Products

In line with Universal's third party fulfillment agreement with Brink's Home Security, we carry through our Universal Security division, a complete line of residential and commercial security products including transformers, sirens, horns, and related products.

Electronic Components and Other Products

Universal imports and sells the following electronic components for use in the manufacture, repair and modification of electronic equipment: resistors such as carbon or metal film, capacitors of varying types and relays.

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

CUSTOMERS

Universal's customer base is relatively broad and Universal maintains a computer database of over three thousand active and inactive customers, all of whom Universal believes are potential customers for its products. However, Universal has had two significant customers during the past three years. Brinks accounted for 50% and 38%, respectively, of Universal's revenues for fiscal 2003 and 2002. Schumacher Electric Corporation accounted for 10%, 11% and 36%, respectively, of Universal's revenues for fiscal 2003, 2002, and 2001. The loss of Schumacher Electric Corporation or Brink's as customers would materially decrease Universal's total revenue.

EMPLOYEES

As of March 12, 2004, Universal's workforce consisted of 57 full time employees. Universal foresees increases in personnel as business grows. Universal's sales efforts are supported by sales personnel, representatives, and tradeshows. Universal has undertaken only minimal advertising in trade publications. As of March 12, 2004, Universal employed a direct sales force of 8, outside sales representatives of 17, and in-house customer service representatives of 9.

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

COMPETITION

Universal competes in the sale of its batteries and battery packs with many companies located in the United States, Mexico and Asia. In the sales of electronic components, Universal faces competition from many large electronic distributors, factory direct sale outlets and other importers throughout the United States and exporters in Asia. Many of Universal's competitors are substantially larger and have greater resources. Universal is able to compete on the basis of breadth of product offering, price, quality, product innovation and service.

ENVIRONMENTAL MATTERS

Universal believes that it complies with all relevant federal, state, and local environmental regulations and does not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

PATENTS AND TRADEMARKS

Universal does not depend on the patents and trademarks of its vendors and suppliers. As of March 2004, Universal has submitted a preliminary patent application for a battery database software program to be used in kiosk-type applications. It is possible that Universal may not obtain approval on the registration of this patents, however Universal does not believe that this will have an adverse effect on its business.

SOURCES AND AVAILABILITY OF MATERIALS

Universal purchases its raw materials, such as wire, metals and packaging materials, from a number of local sources and is not dependent on any single source for raw materials. Except as noted below, Universal believes that the loss of any single supplier of raw materials would not adversely affect its business. All raw materials utilized by Universal are readily available from many sources.

Universal has established relationships with overseas battery manufacturers from which it purchases its batteries. Additionally, Universal has one supplier, Ademco, a Division of Honeywell Corporation, that provides 37% of Universal's products. The loss of any of these relationships may have a material effect on Universal's business.

GOVERNMENTAL MATTERS

Except for usual and customary business licenses, permits and regulations, Universal's business is not subject to governmental regulations or approval of its products.


                       ALPHANET HOSPITALITY SYSTEMS, INC.

Founded in 1992, AlphaNet supplies business and connectivity solutions to the hospitality industry through licensing agreements. AlphaNet's products include:

InnFax(TM), The Office(TM), WaveLan(TM) and Laptop Connect(TM). WaveLan(TM) can be installed as a stand-alone system or in conjunction with The Office(TM), an automated business center solution and Laptop Connect(TM), a wired and wireless high speed laptop connection solution. AlphaNet's products can be found in hundreds of hotels around the world serving thousands of guestrooms.

PRODUCTS

InnFax(TM): This product provides business travelers staying at leading hotels a private, in-room fax machine. Users may send and receive faxes with complete confidentiality and, at their convenience, on a unique, private fax number, which is disabled on check-out and a different and unique number is generated for the next guest. Users are also assigned a temporary email address to receive email correspondence by fax during their stay. In addition, the guest has access to a range of information services and in-room printing of the hotel bill. The InnRoom Business Center(TM) ("IBC5000") is the current guest room productivity solution offered by AlphaNet. Combining all of the features of Innfax(TM), the IBC5000 allows guests to print from their laptop computers and make copies in the privacy of their guest room.

InnFax(TM) and IBC5000 services are based on AlphaNet's patented technologies, combining the facilities of the public switched telephone network with conventional radio frequency paging into a unique communications service. This technology provides hotels with the capability of offering private in-room fax service, even in single-line rooms, without the significant capital expenditures otherwise required to rewire the hotel and upgrade telecom systems to make an in-room fax service possible.

The Office(TM) is an unattended "self-serve" credit card activated business center providing hotel guests with 24-hour access to commonly used software applications and the internet, with added email print, fax and photocopy capabilities. The Office(TM) allows every hotel segment the ability to provide 24/7 business center services without the expense of added staff. Even hotels that currently have manned business centers during normal business hours can benefit from The Office(TM) by extending their business center to 24/7 through AlphaNet's automated solutions.

LapTop Connect(TM) allows hotel guests the ability to connect their laptop computers to high-speed internet access points located within the property. By simply connecting the supplied cable to the laptop LAN card the user is ready to use the features offered by LapTop Connect(TM). By logging on using any major credit card, the user can surf the Internet, email and print documents. LapTop Connect(TM) also offers a hotspot for users wishing to access the internet through the wireless network feature of their laptop computer.

WaveLan(TM) provides hotel guests with public area wireless access to the internet. With WaveLan(TM), the hotel can offer wireless Internet access to their guests in any number of locations including lobbies, meeting rooms, lounges, bars and restaurants.

EQUIPMENT

AlphaNet currently has excess stock of Innfax(TM) machines which were purchased from Sanyo, Inc. The facsimile machines were customized to AlphaNet's specifications. These specifications allow the facsimile machines to operate as part of a communications network so that business travelers or other hotel guests can send and receive fax transmissions in their hotel rooms.

Prior to November 2002, AlphaNet leased fax machines to hotels using third party lease arrangements. Hotels signed multi-year lease agreements with third party lease companies for fax machines, an alternative to having AlphaNet owned equipment on site. The leased equipment connects to AlphaNet's communications and billing system. Approximately 10% of the installed fax machines were leased.

AlphaNet does not anticipate the need to purchase additional Innfax machines in the foreseeable future.

The equipment necessary for The Office(TM) product line is obtained from brand name manufacturers and software suppliers and is deployed in hotels under contract. The Office(TM) products contain modifications to allow for activity tracking and summarized individual usage for billing purposes. The billings are provided to AlphaNet and the hotels.

CLIENT BASE

AlphaNet sells its product line at both chain/management company and individual property levels. Among its approximately 300 hotel clients are properties represented by more than 20 brands, such as Hyatt, Hilton, Starwood, Marriott, and Kimpton. AlphaNet's InnFax service can be found in many leading luxury properties such as The Waldorf-Astoria, Plaza Hotel, New York Palace Hotel and The Mansion on Turtle Creek.

EMPLOYEES

AlphaNet's primary offices are in Toronto, Canada. AlphaNet also maintains a repair and shipping facility in Colorado Springs, Colorado. AlphaNet employs a total of 11 full-time employees.

SALES AND MARKETING

AlphaNet sells its products and services through direct sales led by an Executive Vice President. AlphaNet's sales effort is supported by trade advertising and extensive use of highly targeted direct mail. AlphaNet also typically exhibits and participates in two major industry trade shows each year.

PATENTS AND TRADEMARKS

AlphaNet holds a number patents allowing individual fax machines to work in concert with communications networks. Although these patents have been of value and are expected to be of value in the future, in the opinion of management, the loss of any single patent would not materially affect the conduct of the business in any of the product lines. In addition, management believes that the likelihood of losing key patents is remote.

COMPETITION

Due to changes in technology and customer preferences such as increase in laptop usage, AlphaNet's InnFax(TM) product faces increased competition. AlphaNet competes against alternative communication tool offerings on the basis of its product being a basic but value-added tool and service that offers greater convenience.

AlphaNet's The Office(TM) product has several established competitors. AlphaNet competes through service, pricing and marketing to their large, established customer base.

SOURCES AND AVAILABILITY OF SERVICES

AlphaNet relies upon the facilities and services of various telephone and communications common carriers. Those relationships are defined under contract by multi year agreements that have, and continue to, satisfy AlphaNet's needs.

AlphaNet relies on one manufacturer to provide fax machines. However, AlphaNet has excess fax machines in inventory and does not foresee the need for additional fax machines in the near future. Should AlphaNet need additional fax machines, AlphaNet believes that there are companies that can provide such equipment.

GOVERNMENTAL MATTERS

Except for the usual and customary business licenses and regulations, AlphaNet's business is not subject to governmental regulations or approval of its products.

ITEM 2.  PROPERTIES

Zunicom

Zunicom's executive offices are located in Addison, Texas, and are leased by Universal.

Universal

Universal leases an industrial office building complex and parking facility in Addison, Texas owned by La Taste Enterprises, a family partnership of Craig D. La Taste, a former director and President of Universal. The property includes approximately 23,000 square feet of office and warehouse building and 7,000 square feet of open fenced and paved parking areas. Universal entered into this lease agreement March 1, 2000, for five years at a rate of $8,400 per month. The building space includes approximately 4,000 square feet of office space, 4,000 square feet of assembly space used in Universal's battery pack business, with the balance of the space dedicated to warehousing.

On February 1, 2002, Universal entered into a lease for an additional warehouse facility in Carrollton, Texas. The term of the lease is for three years at a rate of $9,750 per month. The property included approximately 34,000 square feet of warehouse and 2,000 square feet of office space. On March 14, 2003, Universal executed a termination agreement for this space and subsequently executed with the same landlord, a new lease agreement for another warehouse facility in Carrollton, Texas, with an effective date of February 10, 2003. The term of the lease is for two years and eighteen days at a rate of $17,885 per month. This facility includes approximately 73,000 square feet which Universal utilizes as its main distribution center. On March 14, 2003, Universal entered into an amendment to the lease. The term of the lease is from February 1, 2004 and will expire on December 31, 2009. Beginning February 1, 2004, the leased space increased to approximately 92,200 square feet. Beginning July 1, 2004, the premises shall be increased to approximately 148,840 square feet. The monthly rent shall be approximately $23,000 per month from February 1, 2004 to December

31, 2009. Universal will use the additional space to expand its distribution facility and to relocate its corporate offices.

On April 1, 2002, Universal entered into three year lease agreement expiring March 31, 2005. This lease is for 1,328 square feet of office space in Overland Park, Kansas at an average monthly rent of approximately $1,900.

On April 30, 2003, Universal entered into a lease agreement for approximately five years with approximately 5,000 square feet of retail/warehouse space in Oklahoma City, Oklahoma. Universal is leasing this space for approximately $1,600 per month beginning August 1, 2003 through July 31, 2008 for its distribution center.

AlphaNet

AlphaNet occupies 4,900 square feet of leased office space in Toronto, Canada. As of December 31, 2003, the per month lease cost is approximately $12,000. This lease expires April 30, 2007. AlphaNet also has a repair and service facility in Colorado Springs, Colorado, which is leased on annual basis. The monthly rent from January 1, 2004 to December 31, 2004 is $1,350.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASD OTC Bulletin Board Market under the symbol ZNCM. On March 12, 2004, the last sales price of the Company's common stock was $ 1.75.

No dividends have been declared or paid on the Company's common stock. As of March 12, 2004, the Company has 114,588 shares of Class A preferred stock outstanding and held by two record shareholders. There is no trading market for the preferred stock. The Class A preferred stock carries an annual dividend of $0.3675 per share, payable in cash or shares of common stock. A share of preferred stock is convertible into two shares of common stock at the option of the holder. The Company has paid all dividends due on the Class A preferred stock.

As of March 12, 2004, the Company had 8,444,668 shares of common stock issued and outstanding and held by 574 shareholders of record.

The following table sets forth the high and low bid prices of the Company's common stock on a quarterly basis for the calendar years 2001, 2002 and 2003, as reported by the NASDAQ Trading and Market Services:



                  Calendar Period                High               Low
                  ---------------                ----               ---

2001:             First Quarter................  $0.50             $0.1875

                  Second Quarter...............  $0.32             $0.19

                  Third Quarter................  $0.40             $0.17

                  Fourth Quarter...............  $0.22             $0.15

2002:             First Quarter................  $0.25             $0.13

                  Second Quarter...............  $0.44             $0.17

                  Third Quarter................  $0.38             $0.30

                  Fourth Quarter...............  $0.35             $0.15

2003:             First Quarter................  $0.46             $0.25

                  Second Quarter...............  $0.60             $0.25

                  Third Quarter................  $1.60             $0.60

                  Fourth Quarter...............  $1.49             $0.85


The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA.

The selected historical financial data presented below is derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes included in this Form 10-K.

                             2003        2002        2001        2000        1999
                             ----        ----        ----        ----        ----
Statement of Operations Data:

Net revenues            $61,122,303 $46,787,929 $31,173,579 $25,293,043 $18,650,674

Cost of revenues         50,271,774  37,232,428  22,980,512  16,259,437  13,636,439
                        ----------- ----------- ----------- ----------- -----------
Gross profit             10,850,529   9,555,501   8,193,067   9,033,606   5,014,235

Operating expenses        9,559,962   8,186,271   7,468,102   8,017,515   7,762,229
                        ----------- ----------- ----------- ----------- -----------
Income (loss) from
 operations               1,290,567   1,369,230     724,965   1,016,091  (2,747,994)

Interest expense            612,230     721,880     874,075     843,527     584,014

Other income (expense)      131,255     (13,806)   (284,818)   (850,115)(1)  33,475
                        ----------- ----------- ----------- ----------- -----------
Income (loss)from
 operations before
 income tax provision       809,592     633,544    (433,928)   (677,551) (3,298,533)

Income tax provision            -           -           -           -           -
                        ----------- ----------- ----------- ----------- -----------
Net income (loss) before
 extraordinary gain         809,592     633,544    (433,928)   (677,551) (3,298,533)

Extraordinary gain              -           -           -       568,750(2)      -
                        ----------- ----------- ----------- ----------- -----------
Net income (loss)           809,592     633,544    (433,928)   (108,801) (3,298,533)
                        =========== =========== =========== =========== ===========
Net income (loss)
 attributable  to
 common stockholders        768,077     591,248    (479,710)   (158,471) (3,348,985)
                        =========== =========== =========== =========== ===========
Net income (loss)
 per share attributable
 to common stockholders
 (basic and diluted)           0.09        0.07       (0.06)      (0.02)      (0.61)
                        =========== =========== =========== =========== ===========
Weighted average common
 and common equivalent
 shares outstanding
    Basic                 8,407,680   8,403,390   8,276,648   7,963,523   5,509,527
                        =========== =========== =========== =========== ===========
    Diluted               8,640,584   8,633,566   8,276,648   7,963,523   5,509,527
                        =========== =========== =========== =========== ===========
Balance Sheet Data:

Working capital         $ 4,987,773 $ 3,730,717 $ 3,658,793 $   964,361 $ 1,541,944

Total assets             20,236,471  18,828,480  12,183,072  13,427,129  11,656,191

Total liabilities        14,541,275  13,921,300   7,867,140   8,667,269   7,982,334

Stockholders' equity    $ 5,695,196 $ 4,907,180 $ 4,315,932 $ 4,759,860 $ 3,673,857

    (1)Includes amortization of deferred financing costs of $295,028 and expense associated with a lawsuit settlement of $549,086.
    (2)Extraordinary gain associated with the retirement of a note payable with cash and common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND AND RECENT DEVELOPMENTS

In May 2003, Universal Battery Corporation changed its name to Universal Power Group, Inc. to reflect its business diversification to include the sale of batteries, battery-related and battery-powered products, specifically in the security, medical and consumer markets, and its enhanced third-party fulfillment and logistics services.

On June 24, 2003, AlphaNet introduced two new productivity and connectivity tools for hotel use, the "WaveLan(TM)" and the "LapTop Connect(TM)". WaveLan(TM) is a wireless connectivity product that provides wireless internet access. LapTop Connect(TM) provides the ability to connect laptop computers to high-speed internet access points located within the hotel property. In October 2003, AlphaNet selected Electronics For Imaging's ("EFI") PrintMe(TM), a driverless guest printing solution for its business center product. With EFI's Print Me(TM), The Office(TM), Laptop Connect(TM) and WaveLan(TM), will provide streamlined document printing capabilities.

On September 16, 2003, Zunicom paid in full the remaining principal of $84,000 on an original loan of $500,000 from Caspic International, Inc. This note bore interest at 12% per annum and was secured by a pledge of all outstanding shares of AlphaNet stock owned by Zunicom.

On November 19, 2003, Universal completed the ISO 9001:2000 management audit and received its ISO 9001:2000 certification. ISO 9000 is a series of quality management systems standards created by the International Organization for Standardization ("ISO"), a federation of 132 national standards bodies. ISO 9001:2000 addresses an organization's quality management system requirements, in order to demonstrate its capability to meet customer requirements, and applies to all generic product categories, such as hardware, software, processed materials and services.

On December 23, 2003, Universal amended its lease agreement to expand their warehousing, product assembly, staging and distribution space to approximately 150,000 square feet effective mid-2004.

On March 23, 2004, the maturity dates on AlphaNet notes payable to related parties of $860,128 were extended to March 27, 2005.


RESULTS OF OPERATIONS ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002.

Currently,   the  operations  of  Zunicom,   Inc.  are  conducted   through  its
subsidiaries, Universal and AlphaNet.

Revenues

Zunicom's consolidated revenues increased by $14,334,374 or 31% to $61,122,303 in 2003 compared to $46,787,929 for the similar period in 2002.

Universal had revenues of $58,669,741 in 2003 compared to $43,134,082 in 2002 or an increase of $15,535,659 or 36%.

AlphaNet had revenues of $2,452,562 in 2003 compared to $3,653,847 in 2002 or a decrease of $1,201,285 or 33%.

Universal's increase in revenues of $15,535,659 is primarily attributable to increased revenues from enhanced third party fulfillment customer, Brink's Home Security, Universal's largest customer, and from factory direct shipments to other customers. Sales of battery, battery related and battery powered products remained consistent in the primary markets serviced by Universal. Specifically, revenues from sales to Brink's Home Security increased by approximately $13,000,000 in 2003 compared to 2002. Factory direct shipments increased by $1,600,000 in 2003 compared to 2002.

AlphaNet continues to experience declines in facsimile usage by hotel guests and declining installations of facsimile equipment at hotels. In addition, AlphaNet no longer charges hotels service and usage fees upon contract renewal. However, AlphaNet's decrease in facsimile revenues of approximately $1,400,000 has been partially offset by the increased usage and installations of "The Office" of approximately $300,000.

Of the $2,452,562 total AlphaNet revenues for 2003, $1,090,344 was generated from InnFax(TM) products compared to $2,522,596 for the same period in 2002. Facsimile revenues also includes monthly service fees on equipment previously installed under service fee plans. For service fee plans, AlphaNet retains ownership of the equipment, and earns recurring revenue from customer usage as well as a monthly service fee. For the twelve months ending December 31, 2003, service fee revenue represented 28% of total facsimile revenue compared to 30% in 2002.

Cost of Revenues

Zunicom's consolidated cost of revenues increased by $13,039,346 or 35% to $50,271,774 in 2003 from $37,232,428 in 2002.

Universal's cost of revenues totaled $49,564,588 in 2003 compared to $36,351,337 in 2002 and remained consistent as a percentage of net trade sales. The cost of revenues, as a percentage of revenues for Universal was 84% in both 2003 and 2002. Universal's cost of product is comprised of the base product cost, freight, duty and commissions where applicable. Aggregate commission on product purchases in 2003 were approximately $923,000 compared to approximately $557,000 in 2002.

AlphaNet's cost of revenues totaled $707,186 in 2003 compared to $881,091 in 2002. The decrease in AlphaNet's cost of revenues in 2003 compared to 2002 is primarily due to the decrease in revenues. Costs of revenues as a percentage of revenues increased to 29% in 2003 from 24% in 2002 primarily due to the cost of de-installation of Innfax(TM) from hotels.

Operating Expenses

Zunicom's consolidated operating expenses, consisting mainly of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased by $1,373,691 or 17% to $9,559,962 in 2003 compared to $8,186,271 in 2002.

The selling, general and administrative expenses of Universal, AlphaNet and Zunicom totaled $6,602,033, $1,288,305 and $388,885 respectively, in 2003, compared to $5,088,007, $1,903,977 and $357,082 in 2002.

The selling, general and administrative expenses of Universal were $6,602,033 in 2003 compared to $5,088,007 in 2002. Expressed as a percentage of Universal's revenues, selling, general and administrative expenses were 11% in 2003 compared to 12% in 2002. Universal's increase in selling, general and administrative expenses of $1,514,026 was partially attributable to increase in personnel costs of $647,568. Additionally, bad debt expense increased by $224,239, property taxes increased by $160,731, rent increased by $91,118, product liability insurance increased $50,708, representative commission increased by $95,081 and legal expenses increased by $98,544 compared to the same period in 2002. These increases are primarily associated with additional personnel and warehouse facilities necessary for Universal's services provided to Brink's.

AlphaNet's selling, general and administrative expenses decreased by $615,672 or 32% in 2003 compared to 2002. The decrease is primarily attributable to decreased personnel costs of $261,123, decreased rent of $49,678, decreased communication cost of $32,397, decreased travel and advertising cost of $37,264 and $19,616, respectively. These decreased expenses are attributable to the reduction in sales, marketing and customer support employees as well as continued cost-cutting efforts in other sales and marketing expenses during 2003.

Zunicom's increase in selling, general and administrative expenses of $31,803 or 9% in 2003 was primarily attributable to increased franchise taxes of $37,189.

During the year ended December 31, 2003, Zunicom incurred a $559,448 impairment charge due to de-installations of facsimile machines, which were written off by AlphaNet.

For the year ended December 31, 2003, Zunicom incurred $721,291 in depreciation and amortization expense compared to $807,439 for the similar period in 2002, a decrease of $86,148.

Interest Expense

Zunicom's consolidated interest expense decreased to $612,230 in 2003, compared to $721,880 in 2002, a decrease of $109,650 or 15%. The decrease in interest expense is primarily attributable to the principal payments made by AlphaNet on outstanding debt during 2003. The decrease in AlphaNet notes payable at interest rates of 20.5% is partially offset by increased borrowings on the Universal line of credit, which has an interest rate of prime plus 1.25% (5.5% at December 31, 2003).

Other Income (Expense)

Zunicom's consolidated other income was $130,884 for the year ended December 31, 2003 compared to expense of $15,564 for 2002. The 2003 other income consists primarily of the sale of a patent by AlphaNet for net proceeds of $141,251.

RESULTS OF OPERATIONS ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001.

Currently,   the  operations  of  Zunicom,   Inc.  are  conducted   through  its
subsidiaries, Universal and AlphaNet.

Revenues

Zunicom's consolidated revenues increased by $15,614,350 or 50% to $46,787,929 in 2002 compared to $31,173,579 in 2001.

Universal and AlphaNet had revenues of $43,134,082 and $3,653,847 in 2002, compared to $26,740,710 and $4,432,869 in 2001, respectively.

Universal's $16,393,372 net increase in revenues can be attributed to three major factors: (i) new business in the sale of battery and battery related products to various markets, including, security, medical and consumer markets of approximately $4,000,000; and (ii) new business in the sale of third party fulfillment to Universal's largest customer, Brink's Home Security of approximately $18,000,000; (iii) decreases of $6,000,000 in factory direct shipments for other customers.

For the year ending December 31, 2002, AlphaNet had revenues of $3,653,847, a decrease of $779,022 or (18%) from revenues of $4,432,869 for the year ended December 31, 2001. AlphaNet continues to see decline in facsimile usage by hotel guests, service fees charged to hotels for renewal of expired contracts, as well as declining installations of Innfax(TM) machines. However, AlphaNet's decrease in facsimile revenues of approximately $1,300,000 has been offset by the increase usage and installations of "The Office" in hotels of approximately $600,000.

Of the $3,653,847 total AlphaNet revenues for 2002, $2,522,596 was generated from the InnFax(TM) products compared to $3,697,944 for the same period in 2001. For the year ended December 31, 2002, revenue from the usage of existing facsimile contracts represented 67% of total facsimile revenue. Facsimile revenues also includes monthly service fees on equipment installed previously under service fee plans. For service fee plans, AlphaNet retains ownership of the equipment, and earned recurring revenue for customer usage as well as a monthly service fee. For the year ended December 31, 2002, service fee revenue represented 30% of total facsimile revenue.

Total revenues of $1,094,473 were generated from The Office(TM) product in 2002 compared to $475,507 in 2001 and $36,779 was generated from the InnPhone product in 2002 compared to $259,418 for the same period in 2001. Increased revenues were generated from The Office during 2002 as the business centers were available in 149 hotels as compared to 76 hotels in 2001. The decline in InnPhone results from AlphaNet's decision to discontinue this product in June 2002.

Cost of Revenues

Zunicom's consolidated cost of revenues increased by $14,251,916 or 62% to $37,232,428 in 2002 from $22,980,512 in 2001.

Universal's and AlphaNet's cost of revenues totaled $36,351,337 and $881,091 in 2002, compared to $22,006,762 and $973,750 in 2001, respectively.

Universal's increase in cost of revenues in 2002 compared to 2001 was directly related to the increased revenues. However, the cost of revenues, as a percentage of revenues for Universal increased from 82% in 2001 to 84% in 2002 due to increased volume of third party fulfillment which are currently a lower margin product and service offering.

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

Universal's increase in selling, general and administrative expenses of $1,842,044 or 57% in 2002 compared to 2001 was attributable primarily to the increase in bank charges of $135,109 related to the line of credit agreement with GE Capital Corporation entered into during 2002, commissions to representative firms which increased by $384,579, increase in personnel costs and contract labor of $795,166 and $177,360, respectively, increase in rent of $165,610, increase in entertainment and travel of $101,629, and increase in supplies of $66,743 compared to the same period in 2001. These increases are primarily related to additional expenses associated with the Brink's activity.

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

Zunicom's decrease in operating expenses of $223,848 or 39% in 2002 was attributable to decreased personnel costs of $222,458, legal and accounting costs of $45,724, offset by moving costs of $35,910 associated with Zunicom's relocation to Texas.

Interest Expense and Amortization of Financing Costs

Zunicom's consolidated interest expense decreased to $721,880 in 2002, compared to $874,075 in 2001, a decrease of $152,195 or 17%. The decrease in interest expense is attributable to the decreased interest rate under the Universal line of credit in 2002 compared to 2001 as well as principal payments made by AlphaNet on outstanding debt during 2002. The decrease in AlphaNet notes payable at interest rates of 20.5% is partially offset by increased borrowings on the Universal line of credit, which has an interest rate of prime plus 1.25% (5.5% at December 31, 2002).

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

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $659,350 and $648,415 at December 31, 2003 and 2002, respectively.

Net cash provided by operating activities through December 2003 of $1,652,730 was primarily related to net income of $809,592, depreciation of property and equipment of $721,291 and provisions for bad debts and obsolete inventory of $475,297 and $253,823, respectively, the write off of certain facsimile equipment totaling $559,448, increases in trade accounts payable and other current liabilities of $2,016,106 offset by increases in inventory of $2,814,477 and accounts receivable of $378,752.

Zunicom used cash in investing activites of $202,844 to purchase property and equipment during 2003.

Net cash used in financing activities during 2003 consisted of net cash used under the Universal line of credit of $284,440, repayment of debt by AlphaNet and Zunicom totaling $1,132,935 and payment of preferred stock dividends of $21,576.

The net increase in cash in 2003 was $10,935.

Universal has a $12,000,000 revolving line of credit with a finance company, payable on demand with interest payable monthly at prime plus 1.25%, maturing March 27, 2005. The line of credit is secured by the accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable plus the lesser of $3,000,000 or 85% of the net orderly liquidation value of Universal's eligible inventory. This line of credit is guaranteed by Zunicom. On December 31, 2003, $5,252,310 of the line of credit was outstanding, while $1,812,064 remained available for borrowing under the line of credit.

At December 31, 2003, AlphaNet had notes payable to financing companies with balances of $860,128. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc., a company in which Kim Yeow Tan, Willian Tan's brother, is and officer, director and shareholder. As of December 31, 2003, AlphaNet owes $550,257 in principal on this note. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC, a company in which Jenny Jechart, a shareholder of the Company, is the principal shareholder and director. As of December 31, 2003, AlphaNet owes $309,871 in principal on this note. These notes, which bear interest at 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2005. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom. As provided for in the Universal line of credit agreement discussed in the preceding paragraph, Universal may, under certain conditions, borrow under the line to advance funds to its parent, Zunicom, to pay the indebtedness of AlphaNet. Assuming borrowing availability and certain fixed charge coverage ration tests are met, Universal may borrow for this purpose up to 50% of its quarterly net income until such AlphaNet indebtedness is paid. The loan agreements between AlphaNet and said financing companies have been amended to extend the maturity dates of the notes to March 27, 2005 in consideration of the repayment provisions discussed above.

Zunicom is seeking alternative sources of financing to repay the Appel and AHS Funding notes payable. These lenders have not indicated whether they will refinance these loans. We have applied for loans from traditional lenders, but to date have been unable to secure acceptable loan terms or terms with which we can comply. To date, we have been unsuccessful in securing any alternative financing.

Zunicom believes that cash provided by its operation and cash available under the Universal line of credit will be sufficient to meet its operational needs over the next year, however, it may not be sufficient to retire the Appel and AHS Funding indebtedness.

CONTRACTUAL OBLIGATIONS

The following table summarizes the amounts of payments due under specified contractual obligations at December 31, 2003.

                                               Payments Due
                                                By Period
                           ----------------------------------------------------
                                                             Less Than  After
Contractual Obligations         Total    1 Year   1-3 Years  4-5 Years 5 Years
-------------------------  ----------- ---------- ---------- --------- --------
Capital Lease Obligations  $   66,050  $  20,948  $   28,942 $  16,160 $      -

Operating Leases            2,387,703    451,393     893,678   707,742  334,890
Notes Payable to Related
Parties                       860,128          -     860,128         -        -

Other                         257,475    209,715      47,760         -        -
                           ----------  ---------  ---------- --------- --------
Total                      $3,571,356  $ 682,056  $1,830,508 $ 723,902 $334,890
                           ==========  =========  ========== ========= ========

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

Revenue Recognition

Revenue  from  product  sales,  including  battery,  electronic  components  and
third-party   fulfillment  services  are  recognized  upon  shipment.   AlphaNet
recognizes service revenues as the services are provided.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair values of the Company's stock over the exercise price. Under APB Opinion No. 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Our customers are primarily located in the U.S. However, many of our suppliers are located outside the U.S. and our financial results could be impacted by foreign currency exchange rates and market conditions abroad. However, the aggregate impact of any likely exchange rate fluctuations would be immaterial as most payments are made in U.S. dollars. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

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

Interest Rates

Our exposure to market rate risk for changes in interest rates relates primarily to Universal's line of credit. The line of credit, maturing March 2005, bears interest at prime plus 1.25%. A change in the prime rate would have a material effect on interest expense. The Company's existing long-term debt owed to related parties have fixed interest rates; however, future borrowings may bear interest at variable rates and, accordingly, the Company's exposure to market risk for changes in interest rates may change in the future. At December 31, 2003, the Company's long term debt owed to related parties is $860,128. This debt bears interest at a fixed rate of 20.5% and is due in full in March 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears in the Consolidated Financial Statements and Report of Independent Certified Accountants of the Company and Subsidiaries contained in Part IV ITEM 15(a) (1 and 2).

ITEM 9. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2003, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended December 31, 2003 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

                                   Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ZUNICOM, INC.

                  (a) As of March 12, 2004, the following persons served as directors and executive officers of the Company:

     Name and Age                 Position with Company                Since

     William Tan  (60)            Chairman of the Board,               1997
                                  President, Chief Executive
                                  Officer and Director

     Ian Colin Edmonds (32)       Executive Vice President of Zunicom  1999
                                  Executive Director and
                                  COO of Universal                     1999

     Julie Sansom-Reese (41)      Chief Financial Officer              1999

     Mimi Tan (30)                Director of Operations of Zunicom
                                  Vice President, Business
                                  Development of Universal             2002
                                  Secretary of Zunicom, Universal
                                  and AlphaNet                         1998

Directors of the Company are elected at the annual shareholder meeting and serve as directors until the next annual meeting of shareholders. Directors may be re-elected at succeeding annual meeting so as to succeed themselves. Employees of the Company who are also directors do not receive additional compensation for serving as directors. Outside (non-employee) directors receive Five Hundred Dollars ($500.00) compensation for attendance at director meetings.

William Tan and Ian Edmonds are the only members of the Company's Board of Directors. The Board acts as the Company's audit committee and well as the Company's executive compensation committee. Neither Mr. Tan nor Mr. Edmonds qualifies as an "audit committee financial expert" as defined by Item 401(h) of SEC Regulation S-K.

                  (b) Executive Officers of the Company:

         WILLIAM TAN was elected Chairman of the Board, President, Chief Executive Officer and Director of the Company on February 11, 1997. For the past five years, Mr. Tan's principal business has been private investments. Mr. Tan has been active as an entrepreneur in the fields of finance, general insurance, property development and management for the past twenty years. He has held senior executive positions in a number of financing, insurance, textile, property development and related businesses. Mr. Tan is the father of Mimi Tan.

         IAN COLIN EDMONDS is Executive Vice President and Director of Zunicom. Mr. Edmonds oversees corporate strategy and direction for the Company and its subsidiaries. Mr. Edmonds also serves as Executive Director and Chief Operating Officer of Universal, where he is responsible for overall corporate financing and merger and acquisition activities, credit risk management, operational planning, and internal systems implementation. Mr. Edmonds has served as a director of the Company since July 1997. Mr. Edmonds was elected Executive Vice President in February 1999. Mr. Edmonds graduated from the University of Denver, Colorado with a Bachelors in Marketing and Minor in Statistics in June 1996.

         JULIE SANSOM-REESE was named Interim Chief Financial Officer of Zunicom in November 1999. In November 2000, Ms. Sansom-Reese assumed this role on a permanent basis. Since August 1986, Ms. Sansom-Reese has served as CFO of Universal. Since October 2002, Ms. Sansom-Reese also serves as CFO of AlphaNet. Ms. Sansom-Reese earned a B.A. degree from Texas Tech University in August 1986.

         MIMI TAN was appointed Corporate Secretary of the Company on February 16, 1998. Ms. Tan is also Director of Operations of the Company and was appointed Vice-President of Operations of Universal in July 2002. Ms. Tan graduated Cum Laude from the University of Denver, Colorado with a Bachelors Degree in marketing and a minor in statistics in November 1996. Prior to joining Zunicom, Ms. Tan worked in equity research at Prudential Securities. Ms. Tan is the daughter of William Tan.

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

Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the 2003 fiscal year its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

                  (c) Other Significant and Key Employees:

The following table sets forth-certain information concerning significant employees of the Company's wholly-owned subsidiaries.

                                Age                  Position

Randy Hardin                    44         President and CEO of Universal

John J. Beasley                 54         EVP of AlphaNet

Ian Kindred                     57         COO of AlphaNet


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

         IAN KINDRED, Chief Operating Officer and Vice President, joined AlphaNet in 1992 to create and manage InnFax(TM) operations, engineering and customer service in North America, as well as providing operations support to AlphaNet's InnFax licensees around the world. Mr. Kindred has 18 years' experience in the high-tech sector, and has held management positions at Panacom Automation, Hewlett-Packard and Varity Corporation.

                  (d) Code of Ethics

Effective March 30, 2004 the Board of Directors adopted a Code of Ethics andBusiness Conduct that applies to among other persons, our Company's Chief Executive Officer, our Chief Financial Officer, as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

         (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
         (2) full,  fair,  accurate,  timely and  understandable  disclosure  in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
         (3) compliance   with   applicable   governmental   laws,   rules   and
             regulations;
         (4) the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and
         (5) accountability for adherence to the Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our Company's personnel shall be accorded full access to our Chief Executive Officer with respect to any matter which may arise relating to the Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will also provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company, or its subsidiaries, during its year ended December 31, 2003, 2002, and 2001 to the CEO of the Company and each of the Company's executive officers.

                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                       Annual Compensation          Long-Term Compensation
                     ------------------------  ---------------------------------
                                               Awards                   Payouts
---------- --------- ------ ----- -----------  ----------  ------------ --------
Name and   Fiscal    Salary Bonus Other        Restricted  Securities   LTIP
Principal  Year      ($)    ($)   Annual       stock       Underlying   Payouts
Position   Ended                  Compensation award(s)    Options/     ($)
           Dec. 31                 ($)         ($)         SARs (#)
---------- --------- ------ ------ ----------  ----------  ------------ --------
William     2003          0      0          0           0            0       0
Tan,
Chairman    2002          0      0          0           0            0       0
of the
Board,      2001          0      0          0           0            0       0
President
and CEO
of the
Company
---------- -------- ------- ------ ----------  ----------  ------------ --------

---------- -------- ------- ------ ----------  ----------  ------------ --------
Ian Colin   2003    161,000 34,417          0           0            0       0
Edmonds,
Executive
Vice        2002    129,231      0          0           0            0       0
President
            2001    120,000 30,000          0           0            0       0
---------- -------- ------- ------ ----------  ----------  ------------ --------
Mimi        2003    118,877 28,700          0           0            0       0
Tan,
Corporate   2002     93,000      0          0           0            0       0
Secretary
            2001     93,600 18,720          0           0            0       0
---------- -------- ------- ------ ----------  ----------  ------------ --------
Julie       2003     88,938 12,600          0           0            0       0
Sansom-Reese
Chief       2002     86,200 15,275          0           0            0       0
Financial
Officer     2001     84,881 13,200          0           0            0       0
---------- -------- ------- ------ ----------  ----------  ------------ --------
Randy       2003    200,000 152,338         0           0            0       0
Hardin
President   2002    189,254 151,087         0           0            0       0
& CEO
Universal   2001    141,231 132,019         0           0            0       0
---------- -------- ------- ------ ----------  ----------  ------------ --------
John        2003    130,847  12,176         0           0            0       0
Beasley
Exec Vice   2002    126,000       0         0           0            0       0
President
Of AlphaNet 2001    138,385       0         0           0            0       0
---------- -------- ------- ------ ----------  ----------  ------------ --------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 12, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of Zunicom, Inc., (iii) each of the executive officers of Zunicom, and (iv) all directors and executive officers of Zunicom as a group.

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
William Tan            4,627,546 (3) 42.56%    5,000               4.36%
President and CEO      Direct                  (through
No. 18 Jalan Sri       and Indirect            ownership of
Semantan 1                                     5,000 units)
Damansara Heights
50490 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------
Kim Yeow Tan           1,368,636(4)  15.16%    0                   0
11 Jalan               Direct
Medang Bukit
Bandaraya
59100
Kuala Lumpur, Malaysia
---------------------  ------------  --------  ----------------    ------
Jenny Jechart          1,094,696(5)  12.12%    0                   0
P.O. Box 4005          Direct and
Tustin,                Indirect
CA 92781
---------------------  ------------  --------  ----------------    ------
Craig D. LaTaste       520,929(6)    6.17%     0                   0
4526 Myerwood          Direct
Dallas, TX 75244
---------------------  ------------  --------  ----------------    ------
Mimi Tan,              355,000(7)    4.13%     0                   0
Secretary              Direct and
4300 Wiley Post Road   Indirect
Addison, TX  75001
---------------------  ------------  --------  ----------------    ------
Ian Colin Edmonds      200,000(8)    2.31%     0                   0
Vice President and     Direct
Director
4300 Wiley Post Road
Addison, TX  75001
---------------------  ------------  --------  ----------------    ------
Randy Hardin           230,000 (9)   2.65%     0                   0
President & CEO
Universal
4300 Wiley Post Road
Addison, TX 75001
--------------------   ------------  --------   ---------------    ------
Julie Sansom-Reese     22,250(10)    0.26%     0                   0
Chief Financial        Direct
Officer
4300 Wiley Post Rd.
Addison, TX 75001
---------------------  ------------  --------  ----------------    ------

---------------------  ------------  --------  ----------------    ------
All Directors          5,434,796     47.37%    5,000               4.34%
and Executive
Officers as a Group
(6 persons)
---------------------  ------------  --------  ----------------    ------

(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(2) Percent of Class for the Common Stock is based on the 8,444,668 shares outstanding as of March 12, 2004. Percent of Class for the Series A Preferred Stock is based on 114,588 shares outstanding as of March 12, 2004. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares assumable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from March 12, 2004.

(3) Represents (i) 75,000 shares directly held by Mr. Tan, (ii) incentive stock options to acquire 400,000 shares of common stock,(iii) 1,383,000 shares of common stock and 1,050,000 warrants to purchase common stock held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, (iv) 727,273 shares of common stock and 727,273 warrants to purchase shares of common stock held by Ventures International, Ltd., a company of which Mr. Tan is a director and officer, v) 5,000 Units, with each Unit convertible into one share of common stock and one share of preferred stock, of which his share of preferred stock is convertible into two shares of common stock and (vi) 250,000 warrants purchasing common stock held by Caspic International, Inc., a company of which Mr. Tan is a director and officer.

(4) Represents (i) 581,818 shares of common stock and (ii) 581,818 warrants through Gin Securities, Ltd. and (iii) 205,000 shares of common stock attributed to Kim Yeow Tan through Eurasia Securities Ltd. Kim Yeow Tan, William Tan's brother, has voting and investment control of Gin Securities.

(5)  Represents (i) 509,091  shares of common stock,  (ii) 509,091  warrants and
(iii) 76,514 warrants owned by AlphaNet Funding, LLC of which Ms. Jechart is the principal.

(6) Mr. LaTaste has direct ownership of 433,732 shares of common stock, and as a partner of LaTaste Enterprise, he is owner of 16,667 shares of common stock which shares have been included in the percent of shares shown herein. Mr LaTaste's wife, Jacqueline Green LaTaste, is the owner of 24,213 shares of common stock, which she received in 1994 as an inheritance. Mr.LaTaste disclaims any beneficial interest in these shares. Mr. LaTaste's children are beneficiaries of the LaTaste Children's Trust, which owns 46,317 shares of common stock. Mr. LaTaste also disclaims any beneficial interest in these shares.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On October 26, 1999, Zunicom completed the acquisition of AlphaNet. As part of this transaction, Placement & Acceptance, Inc. arranged for a $2,525,000 credit facility for AlphaNet to refinance its existing indebtedness. $1,525,000 of the indebtedness was refinanced through Appel Investments, Inc. and $1,000,000 through AHS Funding, LLC. William Tan's brother, Kim Yeow Tan, is an officer of Appel Investments, Inc. Jenny Jechart, a shareholder, is a principal of AHS Funding, LLC. AlphaNet paid a loan origination fee of $150,737 to Appel Investments, Inc. and $98,828 to AHS Funding, LLC. The remaining balance of the indebtedness is an interest only loan at 20.5% per annum. The maturity date of the indebtedness has been extended to March 27, 2005. This indebtedness is guaranteed by Zunicom. As additional consideration for the original refinancing, Appel Investments, Inc. and AHS Funding, LLC received warrants to purchase 116,703 shares and 76,514 shares, respectively, of common stock exercisable at $0.75 per share. The warrants expire on October 20, 2004. Placement & Acceptance, Inc. received a placement fee of warrants to purchase 550,000 shares of common stock, exercisable at $0.75 per share. These warrants expire on October 20, 2004. The current balance due on the Appel Investments, Inc. and AHS Funding, LLC loans is $550,257 and $309,871, respectively, as of March 12, 2004.

On February 25, 2000, Zunicom re-negotiated and settled in full its $2.1 million promissory note payable to PricewaterhouseCoopers, Inc., Trustee of the Estate of AlphaNet Telecom Inc. that composed part of the purchase price of Zunicom's acquisition of AlphaNet. The promissory note was paid in full by the payment of $500,000 cash and the issuance of 1,100,000 shares of common stock to PricewaterhouseCoopers, Inc. The $500,000 cash was raised by a loan from Caspic International, Inc. Mr. Tan is also a director and shareholder of Caspic International, Inc. The maturity date of this indebtedness had been extended to September 10, 2003 and was paid in full at that time. The note bore interest at

12% per annum. As additional consideration for the loan, Zunicom also issued to Caspic International, Inc. warrants to purchase 250,000 shares of common stock at $0.73 per share exercisable immediately, with an expiration date of February 24, 2005. During 1999, Placement and Acceptance, Inc., of which William Tan, is the principal, made an unsecured, non-interest bearing loan to Zunicom in the amount of $107,000. During 2002, Zunicom repaid this loan in full.

The terms of each of the above-described transactions with affiliated parties are as fair to Zunicom as could have been obtained from unaffiliated parties.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has reviewed the following audit and non-audit fees the Company has paid to the independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor's independence. The policy of the Board of Directors is to pre-approve all audit and non-audit services performed by its independent public accountants before the services are performed.

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the reviews of Forms 10-Q and for the audits of the consolidated financial statements of the Company were $120,975 for 2003 and $86,000 for 2002.

Audit-Related Fees. Aggregate fees billed for all audit-related services rendered by KBA Group LLP consisted of $12,000 for 2003 and $8,400 for 2002. These amounts primarily include audits of one of the Company's subsidiaries.

Tax Fees. Aggregate fees billed for permissible tax services rendered by KBA Group LLP consisted of $34,950 for 2003 and $43,600 for 2002. These amounts include tax strategy services, preparation of federal and state income tax returns, and preparation of payroll tax and franchise tax returns.


                                     PART IV

Item 15. Exhibits, FINANCIAL STATEMENT SCHEDULES and Reports on Form 8-K

         (a)      1.  Consolidated Financial Statements.

The  following   consolidated   financial   statements  of  Zunicom,   Inc.  and
subsidiaries, are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:
                  Report of Independent Certified Public Accountants Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.
                  Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2003,2002, and 2001.
                  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.
                  Notes to Consolidated Financial Statements.

                  2.  Financial Statement Schedules.

                  Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

         (b)   Reports on Form 8-K

                  None

         (c)  Exhibits

The following exhibits pursuant to Rule 601 of Regulation SB are incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No.33-98662, filed on October 30, 1995, and amended on January 5, 1996 and January 23, 1996.

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

              3.2A Amended Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No.33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996).

              3.3  Bylaws   (incorporated   by   reference   to  the   Company's
Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996).

              14.1 Code of Ethics and Business Conduct as adopted March 30,2004.

              31.1 Certification related to Annual Report Form 10-K disclosures.

              31.2 Certification related to Annual Report Form 10-K disclosures

              32.1 Certification  pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification  pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K

             None

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.

                                    Date:    March 30, 2004

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

  Signature                      Capacity                            Date


/s/ William Tan            Director, Chairman of the Board,    March 30, 2004
-----------------------    President and Chief Executive       --------------
William Tan                Officer (principal executive officer)


/s/ Ian Edmonds            Executive Vice President            March 30, 2004
-----------------------    and Director                        --------------
Ian Edmonds


/s/ Julie Sansom-Reese     Chief Financial Officer             March 30, 2004
-----------------------    (principal financial officer)       --------------
Julie Sansom-Reese



                                     Exhibit
                             Subsidiaries of Issuer


Universal Battery Corporation (Universal), wholly-owned by Zunicom, Inc.

AlphaNet Hospitality Systems, Inc. (AlphaNet), wholly-owned by Zunicom, Inc.

                                 ITEM 15 (a)(1)
                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ZUNICOM, INC. AND SUBSIDIARIES


                        DECEMBER 31, 2003, 2002 AND 2001

                          INDEX TO FINANCIAL STATEMENTS

                         ZUNICOM, INC. AND SUBSIDIARIES


                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants......................F-3

Financial Statements

     Consolidated Balance Sheets as of December 31, 2003 and 2002.......F-4

     Consolidated Statements of Operations
        for the years ended December 31, 2003, 2002 and 2001............F-6

     Consolidated Statement of Changes in Stockholders' Equity
        for the years ended December 31, 2003, 2002 and 2001............F-7

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2003, 2002 and 2001............F-8

     Notes to Consolidated Financial Statements.........................F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Stockholders and Board of Directors
Zunicom, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zunicom, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule appearing under
Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zunicom, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KBA GROUP LLP
March 5, 2003, except for Note N
to which the date is March 23, 2004

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 and 2002

                                     ASSETS

                                                      2003          2002
                                                 ------------- -------------
CURRENT ASSETS
     Cash and cash equivalents.................. $    659,350  $    648,415
     Accounts receivable - trade, net of
       allowance for doubtful accounts
       of $279,575, and $182,235 ...............    6,718,931     6,755,059
     Accounts receivable - other................      130,194       190,611
     Inventories, net of allowance for
       obsolescence of $676,533 and $422,710 ...   10,574,381     8,013,727
     Prepaid expenses and other current assets..      543,962       525,839
                                                 ------------  ------------
Total current assets............................   18,626,818    16,133,651
                                                 ------------  ------------
PROPERTY AND EQUIPMENT
     Facsimile and business center equipment....    2,348,629     3,348,297
     Machinery and equipment....................      697,130       668,213
     Computer equipment.........................      237,608       227,117
     Furniture and fixtures.....................      318,795       310,572
     Leasehold improvements.....................      195,998       195,352
     Vehicles...................................      140,676       119,432
                                                 ------------  ------------
                                                    3,938,836     4,868,983
     Less accumulated depreciation and
        amortization............................   (2,378,885)   (2,252,382)
                                                 ------------  ------------
           Net property and equipment...........    1,559,951     2,616,601
                                                 ------------  ------------

OTHER ASSETS....................................       49,702        78,228
                                                 ------------  ------------
TOTAL ASSETS.................................... $ 20,236,471  $ 18,828,480
                                                 ============  ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                           DECEMBER 31, 2003 and 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      2003          2002
                                                 ------------- -------------
CURRENT LIABILITIES
     Line of credit..............................$  5,252,310  $  5,536,750
     Current portion of notes payable - related
                    party........................           -       500,000
     Current portion of long-term debt...........      20,948        16,503
     Accounts payable............................   6,580,017     5,397,510
     Accrued liabilities.........................   1,776,570       942,971
     Other current liabilities...................       9,200         9,200
                                                 ------------  ------------
            Total current liabilities............  13,639,045    12,402,934
                                                 ------------  ------------
NOTES PAYABLE RELATED PARTY, less current portion     860,128     1,475,854
LONG-TERM DEBT, less current portion.............      42,102        42,512

COMMITMENTS AND CONTINGENCIES (NOTE M)

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value; 1,000,000
   shares  authorized;  114,588 and 115,088
   Class A shares  issued and  outstanding;
   liquidation  preference of $601,587 and
    $604,212.....................................     114,588       115,088
  Common stock - $0.01 par value; 50,000,000
    shares authorized; 8,419,670 and 8,403,390
    shares issued and outstanding................      84,197        84,034
  Additional paid-in capital.....................  14,452,841    14,454,141
  Accumulated deficit............................  (8,956,430)   (9,746,083)
                                                 ------------  ------------
       Total stockholders' equity................   5,695,196     4,907,180
                                                 ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......$ 20,236,471  $ 18,828,480
                                                 ============  ============












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                       2003          2002          2001
REVENUES                                          ------------- ------------- -------------
 Sales..........................................  $ 58,669,741  $ 43,134,082  $ 26,740,710
 Service revenue................................     2,452,562     3,653,847     4,432,869
                                                  ------------  ------------  ------------
                                                    61,122,303    46,787,929    31,173,579
COST OF REVENUES
 Cost of goods sold.............................    49,564,588    36,351,337    22,006,762
 Direct servicing costs.........................       707,186       881,091       973,750
                                                  ------------  ------------   -----------
                                                    50,271,774    37,232,428    22,980,512
                                                  ------------  ------------   -----------
GROSS PROFIT....................................    10,850,529     9,555,501     8,193,067
OPERATING EXPENSES
 Selling, general and administrative............     8,279,223     7,349,066     6,579,790
 Write off of facsimile equipment...............       559,448        29,766        55,879
 Depreciation and amortization of
  property and equipment........................       721,291       807,439       832,433
                                                  ------------  ------------   -----------
                                                     9,559,962     8,186,271     7,468,102
                                                  ------------  ------------   -----------
INCOME FROM OPERATIONS..........................     1,290,567     1,369,230       724,965
OTHER INCOME (EXPENSES)
 Interest income................................           371         1,758         8,671
 Interest expense, related party ...............      (301,725)     (478,110)     (699,978)
 Interest expense, other........................      (310,505)     (243,770)     (174,097)
 Amortization of deferred financing costs.......             -             -      (274,231)
 Other, net.....................................       130,884       (15,564)      (19,258)
                                                  ------------  ------------   -----------
                                                      (480,975)     (735,686)   (1,158,893)
                                                  ------------  ------------   -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.       809,592       633,544      (433,928)

PROVISION FOR INCOME TAXES .....................             -             -             -
                                                  ------------  ------------   -----------
NET INCOME (LOSS)...............................  $    809,592  $    633,544   $  (433,928)
                                                  ============  ============   ===========
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS..................................  $    768,077  $    591,248   $  (479,710)
                                                  ============  ============   ===========
Net income (loss) per share attributable to
  common stockholders
    Basic ......................................  $       0.09  $       0.07   $      (.06)
                                                  ============  ============   ===========
    Diluted ....................................  $       0.09  $       0.07   $      (.06)
                                                  ============  ============   ===========
Weighted average common shares outstanding
    Basic ......................................     8,407,680     8,403,390     8,276,648
                                                  ============   ===========   ===========
    Diluted ....................................     8,640,584     8,633,566     8,276,648
                                                  ============   ===========   ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                          Common
                       Preferred          Stock              Additional
                       Number of  Stock   Number              Paid-in    Accumulated
                       Shares     Amount  of Shares  Amount   Capital      Deficit       Total
                       --------- -------- ---------- ------- ----------- ------------ -----------
Balances at
 January 1, 2001        120,588  $120,588 8,198,197  $81,982 $14,457,207 $(9,899,917) $ 4,759,860

Common stock returned
 previously issued
 for compensation             -         -    (5,000)     (50)     (9,950)          -      (10,000)

Conversion of
 preferred stock
 into common stock       (5,500)   (5,500)   11,000      110       5,390           -            -

 Dividends paid by
  issuance of common
  stock                       -         -   199,193    1,992      43,790     (45,782)           -

Net loss for 2001             -         -         -        -           -    (433,928)    (433,928)
                       --------  -------- ---------  ------- ----------- -----------  -----------
Balances at
 December 31, 2001      115,088   115,088 8,403,390   84,034  14,496,437 (10,379,627)   4,315,932

Dividends paid in cash        -         -         -        -     (42,296)          -      (42,296)

Net income for 2002           -         -         -        -           -     633,544      633,544
                       --------  -------- ---------  ------- ----------- -----------  -----------
Balances at
  December 31, 2002     115,088   115,088 8,403,390   84,034  14,454,141  (9,746,083)   4,907,180

Conversion of
 preferred stock
 into common stock         (500)     (500)    1,000       10         490           -            -

Dividends paid by
 issuance of
 common stock                 -         -    15,280      153      19,786     (19,939)           -

Dividends paid in cash        -         -         -        -     (21,576)          -      (21,576)

Net income for 2003           -         -         -        -           -     809,592      809,592
                       --------  -------- ---------  ------- ----------- -----------  -----------
Balances at
  December 31, 2003     114,588  $114,588 8,419,670  $84,197 $14,452,841 $(8,956,430) $ 5,695,196
                       ========  ======== =========  ======= =========== ===========  ===========









               The accompanying notes are an integral part of this
                        consolidated financial statement.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                      2003        2002        2001
                                                  ------------ ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................ $   809,592  $   633,544 $ (433,928)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Common stock returned recorded as other
       income....................................           -            -    (10,000)
    Depreciation and amortization of property
       and equipment.............................     721,291      807,439    832,433
    Write-off of facsimile equipment.............     559,448       29,766     55,879
    Provision for bad debts......................     475,297      332,076    414,888
    Provision for obsolete inventory.............     253,823      259,546     86,079
    Amortization of deferred financing costs.....           -            -    274,231
    Amortization of debt discount................           -            -     54,371
    Change in operating assets and liabilities
         Accounts receivable - trade.............    (439,169)  (3,661,015)   549,692
         Accounts receivable - other.............      60,417     (160,523)    10,192
         Inventories.............................  (2,814,477)  (4,839,402)  (216,409)
         Prepaid expenses and other current
           assets................................     (18,123)     379,178    (90,153)
         Other assets............................      28,525      (73,302)    13,510
         Accounts payable........................   1,182,507    2,949,937     21,156
         Accrued liabilities.....................     833,599      501,987   (188,292)
         Other current liabilities...............           -            -      3,044
                                                  -----------  ----------- ----------
Net cash provided by (used in) operating
  activities.....................................   1,652,730   (2,840,769) 1,376,693
                                                  -----------  ----------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment..........    (202,844)    (533,070)  (163,148)
    (Increase) decrease in certificate of deposit           -      160,563     (7,044)
                                                  -----------  ----------- ----------
Net cash used by investing activities............    (202,844)    (372,507)  (170,192)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on line of credit.................    (284,440)   3,429,388   (510,358)
  Repayment of notes payable - related party ....  (1,115,726)    (873,203)  (174,117)
  Repayment of long-term debt....................     (17,209)      (7,531)    (5,933)
  Payment of preferred stock dividends...........     (21,576)     (42,296)         -
                                                  -----------  ----------- ----------
Net cash provided by (used in) financing
     activities..................................  (1,438,951)   2,506,538   (690,408)
                                                  -----------  ----------- ----------







              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                  -continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                      2003        2002        2001
                                                  ------------ ----------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS.................................      10,935     (706,738)   516,093

Cash and cash equivalents at beginning
     of year.....................................     648,415    1,355,153    839,060
                                                  -----------  ----------- ----------
Cash and cash equivalents at end of year......... $   659,350  $   648,415 $1,355,153
                                                  -----------  ----------- ----------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID          $   632,000  $   740,000 $  851,000
                                                  ===========  =========== ==========
  Preferred stock converted
    into common stock............................ $       500  $         - $    5,500
                                                  ===========  =========== ==========
  Dividends paid through issuance
    of common stock.............................. $    19,939  $         - $   45,782
                                                  ===========  =========== ==========
  Acquisition of property and equipment
    through capital lease........................ $    21,244  $    53,402 $        -
                                                  ===========  =========== ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Zunicom, Inc. ("Zunicom") operates through its subsidiaries: (i) Universal Power
Group,   Inc.   ("Universal")  and  (ii)  AlphaNet   Hospitality   Systems  Inc.
("AlphaNet").

Zunicom, Inc., formerly Tech Electro Industries, Inc., ("Zunicom" or the "Company" or "we") was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a distributor of electric components incorporated in 1968. On October 29, 1996, we incorporated Universal Battery Corporation for the purpose of expanding into new markets for batteries and battery-related products. In May 1999, we merged Universal Battery Corporation into Computer Components Corporation. On January 17, 2003, Computer Components Corporation changed its name to Universal Battery Corporation. Subsequently on May 12, 2003, Universal Battery Corporation changed its name to Universal Power Group to reflect its business growth, expansion and diversification. Zunicom's business operations through Universal encompass the sale of portable power and related synergistic products, third party fulfillment, and custom battery pack assembly and kitting services to a wide range of industries.

On October 26, 1999, Zunicom completed the acquisition of AlphaNet. We acquired AlphaNet to gain an entry into the information technology and Internet related business sector. AlphaNet is a leading provider of guest communication services to the hospitality market. Through licensing agreements, AlphaNet provides in-room facsimile and business center services to the hotel industry for their business travelers. AlphaNet's product lines include InnFax(TM), The Office(TM), Laptop Connect(TM) and WaveLan(TM).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zunicom, Universal and AlphaNet. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company".

Cash and Cash Equivalents

The Company considers all unrestricted highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

Inventories consist of finished goods, primarily batteries and security products related to Universal's third party fulfillment and materials used in the assembly of batteries into "packs". All items are stated at the lower of cost or market.

Electronic components, batteries and security product inventory is determined by the average cost method by specific part. The Company performs periodic evaluations, based upon business trends, to specifically identify obsolete, slow moving, and non-salable inventory. Inventory allowances are evaluated periodically to ensure they reflect current business trends.

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

Income Taxes

The Company utilizes the asset and liability approach in accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable.

These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value. For the years ended December 31, 2003, 2002 and 2001; the Company wrote off certain revenue assets, primarily facsimile equipment, which were taken out of service and are no longer in use, and accordingly, recognized impairment charges totaling $559,448, $29,766 and $55,879, respectively. The charges are presented as write off of facsimile equipment in the accompanying consolidated statements of operations.

Revenue Recognition

Revenues  from  product  sales  including  battery,  electronic  components  and
third-party fulfillment are  recognized  upon  shipment.   Service revenues  are
are recognized as the services are provided.

Shipping and Handling Costs

Shipping and handling costs are charged to costs of revenues in the accompanying statements of operations.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair values of the Company's stock over the exercise price. Under APB Opinion No. 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2003, 2002 and 2001. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123," net income (loss) and income (loss) per share would have been increased (decreased) as indicated below:

                                          Years Ended December 31,
                                          ------------------------
                                        2003        2002        2001
                                     ----------- ----------- -----------
Net income (loss) attributable
  to common stockholders,
  as reported.......................   $768,077    $591,248   $(479,710)
Add:  Stock-based employee
  compensation expense included
  in reported net income (loss).....          -           -           -
Deduct:  Stock-based employee
  compensation expense
  determined under fair value
  based method......................     (4,607)    (17,248)     (5,754)
                                     ----------  ----------  ----------
Pro forma net income (loss)
  attributable to common
  stockholders .....................   $763,470    $574,000   $(485,464)
                                     ==========  ==========  ==========
Net income  (loss)  per  share
attributable  to common stockholders
Basic and  diluted:
  As reported.......................      $0.09       $0.07      $(0.06)
                                     ==========  ==========  ==========
  Pro Forma.........................      $0.09       $0.07      $(0.06)
                                     ==========  ==========  ==========

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

Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss), decreased or increased by the preferred stock dividends of $41,515, $42,296 and $45,782 for the years ending December 31, 2003, 2002 and 2001, respectively, by the weighted average number of common shares outstanding for the year. Diluted net income(loss) per share is computed by dividing net income (loss) decreased or increased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company's common stock equivalents, including 3,529,581 warrants and 2,404,500 options to purchase the Company's common stock, are not included in the diluted loss per share for the year ended December 31, 2001 as they are anti-dilutive.

The following table provides reconciliation between basic and diluted net income
(loss) per share attributable to common stockholders:

                                        Years Ended December 31,
                                     2003         2002        2001
                                     ----         ----        ----
Net income (loss) attributable
 to common stockholders         $  768,077   $  591,248  $ (479,710)
                                ==========   ==========  ==========
Weighted average number of
 shares outstanding

Basic                            8,407,680    8,403,390   8,276,648
Dilutive effect of common
 stock equivalents                 232,904      230,176           -
                                ----------   ----------  ----------
Diluted                          8,640,584    8,633,566   8,276,648
                                ==========   ==========  ==========
Net income (loss)per share
 attributable to common
  stockholders

Basic                           $     0.09   $     0.07  $    (0.06)
                                ==========   ==========  ==========
Diluted                         $     0.09   $     0.07  $    (0.06)
                                ==========   ==========  ==========


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

Reclassifications

Certain 2001 and 2002 amounts have been reclassified to conform to the 2003 presentation.

NOTE C - INVENTORIES

Inventories at December 31, 2003 and 2002 consist of the following:

                                                     2003          2002
                                                 ------------  -----------
     Battery, electronic components.and .......
       security related inventory.                $10,730,225  $ 7,916,702
     Facsimile and business center inventory..        520,689      519,735
     Inventory obsolescence reserve...........       (676,533)    (422,710)
                                                  -----------  -----------
                                                  $10,574,381  $ 8,013,727
                                                  ===========  ===========

NOTE D - LINE OF CREDIT

Universal's line of credit agreement with a financing company provides for maximum borrowings of $12,000,000 with interest payable monthly at prime plus 1.25% (5.5% at December 31, 2003) and matures March 27, 2005. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of Universal. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. In addition, Universal must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth. At December 31, 2003, $5,252,310 was outstanding under the line of credit and $1,812,064 remained available for borrowings under the line of credit based on the borrowing formula.


NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable and Long-Term Debt at December 31, 2003 and 2002 consists of the following:

                                                    2003             2002
                                                ------------     ------------
       Note  payable to a related  party with
       interest payable monthly at 20.5%, and
       principal  due at maturity  (March 27,
       2005),  guaranteed  by  Zunicom,  with
       first lien on all AlphaNet  assets and
       second lien on AlphaNet  common  stock
       (see additional  discussion in Notes F
       and N)................................   $   550,257      $ 1,035,454

       Note payable to a related  party  with
       interest payable monthly at 20.5%, and
       principal  due at maturity  (March 27,
       2005),  guaranteed  by  Zunicom,  with
       first lien on all AlphaNet  assets and
       second lien on AlphaNet  common  stock
       (see additional  discussion in Notes F
       and N)................................       309,871          440,400

       Note  payable  to  a  related   party,
       interest  due monthly at 12%,  paid in
       full   during   2003,(see   additional
       discussion in Note F).................             -          500,000


       Other.................................        63,050           59,015
                                                -----------      -----------
                                                    923,178        2,034,869
       Less current maturities...............       (20,948)        (516,503)
                                                -----------      -----------
                                                $   902,230      $ 1,518,366
                                                ===========      ===========

Maturities on notes payable and long-term debt are as follows:

             Year ended
            December 31,
            ------------
               2004.............................  $  20,948
               2005.............................    875,300
               2006.............................     13,771
               2007.............................     11,149
               2008.............................      2,010
                                                  ---------
                                                  $ 923,178
                                                  =========

NOTE F - RELATED PARTY TRANSACTIONS

The Company leases its office and certain warehouse space, from a partnership consisting of members of the family of a shareholder. Rent paid to the partnership was $100,800 for the years ended December 31, 2003, 2002 and 2001. This lease requires monthly payments of $8,400 through February 2005.

During 1999, the Company borrowed $1,525,000 from a finance company that has an officer who is a relative of Zunicom's president. The Company paid a loan origination fee of $150,737 related to this note payable. The loan requires interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 but has been extended until March 27, 2005 (See Note N - Subsequent Events). As additional consideration, the finance company originally received warrants to purchase 116,703 shares of Zunicom common stock exercisable at $0.75 per share. The warrants vested immediately and expire on October 20, 2004. The fair value of the warrants of $91,255 was recorded as a discount to the original debt and was amortized over the original term of the debt.

During 1999, the Company borrowed $1,000,000 from a finance company that has a principal who is also a shareholder of Zunicom. The Company paid a loan origination fee of $98,828 related to this note payable. The loan requires interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 but has been extended until March 27, 2005 (See Note N - Subsequent Events). As additional consideration, the finance company originally received warrants purchasing 76,514 shares of Zunicom common stock exercisable at $0.75 per share. The warrants vested immediately and expire on October 20, 2004. The fair value of the warrants of $59,839 was recorded as a discount to the original debt and was amortized over the original term of the debt.

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

During February 2000, $500,000 was borrowed from Caspic International, Inc. ("Caspic"). William Tan, the President, CEO and a significant shareholder of Zunicom is also a director and shareholder of Caspic. The loan which had an original maturity date of November 25, 2000 was extended to September 10, 2003, bore an interest rate of 12% per annum payable monthly, and was secured by a pledge of the shares of capital stock of AlphaNet. As additional consideration for the loan, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share, exercisable immediately, with an expiration date of February 24, 2005. The fair value of the warrants of $163,554 was recorded as a discount to the original debt and was amortized over the original term of the debt. This note was paid in full during 2003.

NOTE G - PREFERRED STOCK

The outstanding Class A preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2003 the Company has paid all dividends which have accrued on the preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. In June 2003, 500 shares of outstanding preferred stock were converted into 1,000 shares of common stock. In 2001, 5,500 shares of outstanding preferred stock were converted into 11,000 shares of common stock.

NOTE H - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2003 and 2002 consist of the following:

                                           2003            2002
                                      --------------  -------------
  Current deferred tax asset......... $     349,170   $    243,965
  Current deferred tax liability.....             -              -
  Valuation allowance................      (349,170)      (243,965)
                                      -------------   ------------
  Net current deferred tax asset..... $           -$             -
                                      =============   ============
  Non-current deferred tax asset..... $   4,352,489   $  5,016,363
  Non-current deferred tax liability.       (61,280)       (39,218)
  Valuation allowance................    (4,291,209)    (4,977,145)
                                      -------------   ------------
  Net non-current deferred tax asset. $           -   $          -
                                      =============   ============

The current deferred tax asset results primarily from the provisions for inventory obsolescence and doubtful accounts and certain accrued liabilities which are not deductible for income tax purposes until paid. The non-current deferred tax asset arises from the net operating loss carry forward and the different useful lives for depreciating assets for federal income tax purposes. The net operating loss available at December 31, 2003 totals approximately

$11,400,000 and begins to expire in 2011. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The Company's income tax benefit for the years ended December 31, 2003, 2002 and 2001 differed from the statutory federal rate of 34 percent as follows:


                                               2003       2002         2001
Statutory rate applied to income (loss)
 before income taxes
                                           $  275,261  $  215,404  $ (147,536)
Increase (decrease) in income taxes
 resulting from:
Amounts not deductible for federal income
 tax purposes                                  45,915      46,576      37,172
State income taxes, net of federal income
 tax effect                                         -           -     (12,888)
Change in valuation allowance                (580,731)   (350,721)    159,255
Change in previous year estimate              259,555      88,741     (36,003)
                                            ----------   ---------  ----------

Income tax benefit                         $        -  $        -  $        -
                                           ==========  ==========  ==========

NOTE I - CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables.

Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents with high credit quality financial institutions.

In the normal course of business, the Company extends unsecured credit to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its estimate of amounts which may become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

At December 31, 2003 and 2002, Universal had receivables due from a significant customer that comprised approximately 41% and 42%, respectively, of the total trade receivables, respectively and receivables due from another customer that comprised approximately 10% of total trade receivables for each of the two years. Through the date of this report, substantially all of these amounts have been collected. During the years ended December 31, 2003, 2002 and 2001, one Universal customer accounted for 50%, 38% and 0% of total revenues and another
Universal customer accounted for 10%, 11% and 36%, respectively, of total revenues. The loss of either of these significant customers would materially decrease the Company's total revenue.

A significant portion of Universal's inventory purchases are from two suppliers representing approximately 37% and 22% for the year ended December 31, 2003, and approximately 33% and 16% for the similar period in 2002. Universal purchased approximately 57% of its product through domestic sources with the remainder purchased from international sources, predominantly in the Pacific Rim and mainland China. The majority of Universal's international purchases are coordinated through an international consultant. The Company does not anticipate any changes in the relationships with this consultant or these suppliers; however, if such a change were to occur, the Company has alternative sources available.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2003 and 2002, the carrying value of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature.

The line of credit and long-term debt carrying values approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and because of the relative short-term nature of these instruments.

NOTE K - STOCK OPTIONS AND WARRANTS

Compensatory stock options

On July 19, 1995, the Board of Directors approved the 1995 Incentive Stock Plan ("1995 Plan") which provided for 125,000 common stock options to be issued through December 31, 1999. At December 31, 2003, 2002 and 2001, there are 49,500 options outstanding under the 1995 Plan.

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. On August 13, 1999, 341,250 options were issued to certain employees with an exercise price of $1.00 per share, which vested immediately and were exercisable over two years. On November 15, 1999, 1,030,000 options under the 1999 Plan were issued to certain employees with exercise prices between $0.72 and $0.75 per share. The majority of the options vested immediately, and expire from two to five years. On November 5, 2002, 260,000 options under the 1999 Plan were issued to certain employees with an exercise price of $1.00 per share. These options vested immediately and expire two years from the date of issuance. At December 31, 2003, 2002 and 2001, there are 1,140,000, 1,143,000 and
1,260,500 options, respectively, outstanding under the 1999 Plan.

On June 24, 2000, the Board of Directors approved the 2000 Incentive Stock Option Plan ("2000 Plan") under which 2,000,000 common stock options may be issued. At various dates throughout 2000, 80,000 options were issued under the "2000 Plan" to certain employees with an exercise price of $0.72 per share. The options vested over a two year period, and expire between three to four years. At December 31, 2003, 2002 and 2001, there are 25,000, 27,000 and 57,000 options, respectively, outstanding under the 2000 Plan.

The estimated weighted average grant date fair value of the options granted during 2002 and 2001 using the Black-Scholes Model was $0.04 and $0.11, respectively. There were no stock options granted during 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002: dividend yield of 0%; expected volatility of 130%; risk free interest rate of 3%; and an expected life of 2 years; and the following assumptions used for grants in 2001: dividend yield of 0%; expected volatility of 169%; risk free interest rate of 4.7%; and an expected life of 3 years.

A summary of the Company's compensatory stock option plans as of and for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                Weighted Average      Range of
                                       Options   Exercise Price   Exercise Price
                                     ---------- ----------------  --------------
Outstanding at January 1, 2001.....  1,491,250       $ .85        $.72  -  $1.75

Cancelled..........................   (124,250)        .87         .72  -   1.75
                                     ---------
Outstanding at December 31, 2001...  1,367,000         .85         .72  -   1.75

Granted............................    260,000        1.00                  1.00

Cancelled..........................   (407,500)        .95         .75  -   1.00
                                     ---------
Outstanding at December 31, 2002...  1,219,500         .85         .72  -   1.75

Cancelled..........................     (5,000)        .72                   .72
                                     ---------
Outstanding at December 31, 2003...  1,214,500         .85         .72  -   1.75
                                     =========

At December 31, 2003 there are 1,214,500 compensatory stock options outstanding with a weighted-average exercise price of $.85 and all of these compensatory stock options are exercisable. The weighted-average remaining contractual life of the compensatory options outstanding and exercisable approximated .9 years at December 31, 2003.

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

During 1999, the Company sold common stock pursuant to a private placement. As part of the private placement, each common stock share purchased included a warrant to purchase an additional share of common stock at $0.75 per share. A total of 2,036,364 warrants were issued as part of the private placement. The warrants vested immediately and expire October 20, 2004. At December 31, 2003, 2002 and 2001, all 2,036,364 warrants are outstanding.

During 1999, the Company issued warrants to purchase 193,217 shares of common stock at $0.75 per share associated with loans from two related parties (see additional discussion in note F). The warrants vested immediately and expire October 20, 2004. At December 31, 2003, 2002, and 2001, all 193,217 warrants were outstanding.

During 1999 the Company issued warrants to purchase 1,050,000 shares of common stock at $0.75 per share to a related party for fund raising and the arrangement of certain debt (see additional discussion in note F). The warrants vested immediately and expire October 20, 2004. At December 31, 2003, 2002 and 2001, all 1,050,000 warrants are outstanding.

During 2000, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share to a related party for a loan to the Company totaling $500,000 (see additional discussion in note F). The warrants vested immediately and expire February 24, 2005. At December 31, 2003, 2002 and 2001, all 250,000 warrants are outstanding.

NOTE L - SEGMENTS

The battery and third party fulfillment sales segment represents the operations of Universal, which includes the stocking and sales of battery, battery related products, passive electronic components, and security and security-related products. The hospitality service operations of AlphaNet provide private in-room facsimile and office business centers for the use of business travelers. These segments were identified based on the different nature of the services, locations and, in general, the type of customers for those services.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                    Year Ended December 31, 2003
                      --------------------------------------------------------
                                       Battery and
                       Facsimile and    3rd Party
                      Business Center  Fulfillment    Adjustment  Consolidated
                      ---------------  ------------  -----------  ------------
Revenue               $ 2,452,562      $ 58,669,741 $         -   $ 61,122,303
Depreciation and
  amortization            606,894           109,580        4,817       721,291
Interest expense          276,324           310,505       25,401       612,230
Segment profit (loss)    (854,682)        2,083,376     (419,102)      809,592
Segment assets          1,522,714        18,545,984      167,773    20,236,471
Capital expenditures
   by segment             164,290            59,798            -       224,088


                                    Year Ended December 31, 2002
                      --------------------------------------------------------
                                       Battery and
                       Facsimile and    3rd Party
                      Business Center  Fulfillment   Adjustment   Consolidated
                      ---------------  ------------  -----------  ------------

Revenue               $ 3,653,847      $ 43,134,082  $        -   $46,787,929
Depreciation and
  amortization            695,200           105,327       6,912       807,439
Interest expense          418,063           243,770      60,047       721,880
Segment profit (loss)    (351,563)        1,346,842    (361,735)      633,544
Segment assets          3,052,153        15,633,826     142,501    18,828,480
Capital expenditures
  by segment              335,910           246,303       4,259       586,472


                                    Year Ended December 31, 2001
                      --------------------------------------------------------
                                       Battery and
                       Facsimile and    3rd Party
                      Business Center   Fulfillment  Adjustment   Consolidated
                      ---------------  ------------  -----------  ------------
Revenue               $ 4,432,869      $ 26,740,710  $        -   $ 31,173,579
Depreciation and
  amortization            732,236            93,633        6,564       832,433
Interest expense          546,384           174,097      153,594       874,075
Segment profit (loss)    (771,745)        1,226,936     (889,119)     (433,928)
Segment assets          3,775,480         8,379,689       27,903    12,183,072
Capital expenditures
  by segment              130,303            31,324        1,521       163,148

The  adjustments  represent  corporate  assets,  depreciation  and  amortization
related  to  corporate  assets,   corporate  expenses,   and  corporate  capital
expenditures to reconcile segment balances to consolidated balances.

NOTE M - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office facilities under various non-cancelable operating leases.

Minimum future payments on these leases as of December 31, 2003 are as follows:

           Years ending
            December 31,

                2004......................................     $    451,393
                2005......................................          442,308
                2006......................................          451,370
                2007......................................          362,644
                2008......................................          345,098
                2009......................................          334,890
                                                               ------------
                                                               $  2,387,703
                                                               ============

Rent expense for the years ended December 31, 2003, 2002 and 2001 totaled approximately $491,000, $497,000 and $336,000.

NOTE N - SUBSEQUENT EVENT

On March 23, 2004, the maturity dates on the notes payable to related party financing companies with outstanding balances at December 31, 2003 of $550,257 and $309,871, respectively, discussed in Notes E and F were extended to March 27, 2005. As a result of these extensions, these obligations have been presented as long-term liabilities in the accompanying 2003 Consolidated Balance Sheet.

                           SUPPLEMENTAL FINANCIAL DATA
                      SUMMARIZED QUARTERLY DATA (Unaudited)


                        1st         2nd         3rd         4th
                      Quarter     Quarter     Quarter     Quarter      Total
                    ----------- ----------- ----------- ----------- -----------
2003
Revenues            $13,658,787 $14,466,927 $16,667,445 $16,329,144 $61,122,303
Gross profit          2,490,267   2,728,647   2,900,587   2,731,028  10,850,529
                                                                (1)
Income (loss) from
  operations            408,920     461,420     647,534    (227,307)  1,290,567

Net income (loss)       239,696     437,581     500,326    (368,011)    809,592
Net income (loss)
 attributable to
 common stockholders:   228,475     427,223     490,700    (378,321)    768,077
Weighted average
 shares:
        Basic         8,403,390   8,403,390   8,409,099   8,414,770   8,407,680
        Diluted       8,633,566   8,633,566  10,035,054   8,414,770   8,640,584
Income (loss) per
 share attributable
 to common
 stockholders:

        Basic              0.03        0.05        0.06       (0.04)       0.09
        Diluted            0.03        0.05        0.05       (0.04)       0.09

2002
Revenues            $ 7,136,738 $ 9,756,818 $15,524,296 $14,370,077 $46,787,929
Gross profit          2,149,926   2,231,688   2,820,958   2,352,929   9,555,501

Income (loss) from
 operations             431,369     320,369     808,692    (191,200)  1,369,230

Net income (loss)       122,078     123,520     607,616    (219,670)    633,544
Net income (loss)
 attributable to
 common stockholders:   110,857     113,160     597,263    (230,032)    591,248
Weighted average
 shares:
        Basic         8,403,390   8,403,390   8,403,390   8,403,390   8,403,390
        Diluted       8,633,566   8,633,566   8,633,566   8,633,566   8,633,566
Income (loss) per
 share attributable
 to common
 stockholders:
        Basic              0.01        0.01        0.07       (0.03)       0.07
        Diluted            0.01        0.01        0.07       (0.03)       0.07

      (1) Net loss from operations for the fourth quarter of 2003 includes the write-off of certain revenue assets totaling $559,448, which were no longer in use at December 31, 2003, and accordingly written off.

                         Zunicom, Inc. and Subsidiaries
                                  Item 15(a)(2)
                 Schedule II - Valuation and Qualifying Accounts

                          Balance       Additions                    Balance
                        at beginning    charged to                   at end
       Description       of period      expense        Deductions*  of period
       -----------       ----------   ---------------- -----------  ----------
Inventory obsolescence
reserve:
  Year ended:

    December 31, 2003     $422,710           253,823            -     $676,533

    December 31, 2002      175,741           259,546      (12,577)     422,710

    December 31, 2001      335,274            86,079     (245,612)     175,741


Accounts receivable
reserve:
  Year ended:

    December 31, 2003     $182,235           475,297     (377,957)    $279,575

    December 31, 2002      133,111           332,076     (282,952)     182,235

    December 31, 2001      218,763           414,888     (500,540)     133,111


* Deductions consist of inventory and accounts receivable written off against obsolescence reserve.