Form 10-Q
period 2004-03-31
ZUNICOM INC
filed 2004-05-17
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

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

As of March 31, 2004, 8,451,524 shares of Common Stock were outstanding.

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2004 (unaudited)
and December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Operations for the three months ended
March 31, 2004 and 2003 (unaudited). . . . . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the three months ended
March 31, 2004 and 2003 (unaudited). . . . . . . . . . . . . . . . .   6

Notes to Consolidated Financial Statements . . . . . . . . . . . . .   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  14

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   14


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  14

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities. . . . . . . . . . . . . . .  14

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  15

Item 4.  Submission of Matters to a Vote of Securities Holders . . .  15

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  15

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  15

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    (Unaudited)
                                                      March 31,    December 31,
                                                        2004          2003
                                                        ----          ----
CURRENT ASSETS
 Cash and cash equivalents                          $   329,895    $   659,350
 Accounts receivable - trade, net of
   allowance for doubtful accounts of
   $247,613 (unaudited) and $279,575                  6,497,397      6,718,931
 Accounts receivable - other                            137,311        130,194
 Inventories - finished goods, net of
   allowance for obsolescence of $716,573
   (unaudited) and $676,533                          10,197,415     10,574,381
 Prepaid expenses and other current assets              406,141        543,962
                                                     ----------    -----------
   Total current assets                              17,568,159     18,626,818
                                                    -----------    -----------
PROPERTY AND EQUIPMENT
 Facsimile and business center equipment              1,838,533      2,348,629
 Machinery and equipment                                699,879        697,130
 Computer equipment                                     242,031        237,608
 Furniture and fixtures                                 323,314        318,795
 Leasehold Improvements                                 195,998        195,998
 Vehicles                                               140,676        140,676
                                                    -----------    -----------
                                                      3,440,431      3,938,836
 Less accumulated depreciation and
   amortization                                      (2,180,569)    (2,378,885)
                                                    -----------    -----------
   Net property and equipment                         1,259,862      1,559,951
                                                    -----------    -----------
OTHER ASSETS                                             49,702         49,702
                                                    -----------    -----------
TOTAL ASSETS                                        $18,877,723    $20,236,471
                                                    ===========    ===========










            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    (Unaudited)
                                                      March 31,    December 31,
                                                        2004          2003
                                                        ----          ----

CURRENT LIABILITIES
 Line of credit                                     $ 6,740,974    $ 5,252,310
 Current portion of notes payable -
   related party                                        860,128              -
 Current portion of long-term debt                       19,516         20,948
 Accounts payable                                     5,076,007      6,580,017
 Accrued liabilities                                    791,063      1,776,570
 Other current liabilities                                9,200          9,200
                                                    -----------    -----------
   Total current liabilities                         13,496,888     13,639,045
                                                    -----------    -----------
NOTES PAYABLE - RELATED PARTY,
   less current portion                                       -        860,128
LONG-TERM DEBT, less current portion                     36,751         42,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
   1,000,000 shares authorized; 114,588
   Class A shares issued and outstanding;
   liquidation preference of $601,587                   114,588        114,588
 Common stock - $0.01 par value; 50,000,000
   shares authorized; 8,451,524 and
   8,419,670 shares issued and outstanding               84,515         84,197
 Additional paid-in capital                          14,482,144     14,452,841
 Accumulated deficit                                 (9,337,163)    (8,956,430)
                                                    -----------    -----------
   Total stockholders' equity                         5,344,084      5,695,196
                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $18,877,723    $20,236,471
                                                    ===========    ===========












            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                                                       2004             2003
REVENUES                                               ----             ----
  Sales                                            $14,075,664     $12,985,031
  Service revenue                                      541,964         673,756
                                                   -----------     -----------
                                                    14,617,628      13,658,787
COST OF REVENUES
  Cost of goods sold                                12,127,767      11,018,591
  Direct servicing costs                               137,685         149,929
                                                   -----------     -----------
                                                    12,265,452      11,168,520
                                                   -----------     -----------
GROSS PROFIT                                         2,352,176       2,490,267

OPERATING EXPENSES
  Selling, general and administrative                2,240,611       1,845,232
  Depreciation and amortization of
    property and equipment                             182,783         236,115
  Write off of revenue assets                          151,157               -
                                                   -----------     -----------
                                                     2,574,551       2,081,347
                                                   -----------     -----------
INCOME (LOSS) FROM OPERATIONS                         (222,375)        408,920

OTHER EXPENSES
  Interest expense (including $48,440 and
    $76,014 to related parties)                       (141,524)       (164,968)
  Other, net                                            (5,183)         (4,256)
                                                   -----------     -----------
                                                      (146,707)       (169,224)
                                                   -----------     -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       (369,082)        239,696

PROVISION FOR INCOME TAXES                                   -               -
                                                   -----------     -----------
NET INCOME (LOSS)                                  $  (369,082)    $   239,696
                                                   ===========     ===========
Net income (loss) attributable to
    common stockholders                            $  (380,733)    $   228,475
                                                   ===========     ===========
Net income (loss) per share attributable to
    common stockholders
    Basic                                          $     (0.05)    $      0.03
                                                   ===========     ===========
    Diluted                                        $     (0.05)    $      0.03
                                                   ===========     ===========
Number of weighted average shares of common
    stock outstanding(basic and diluted)
    Basic                                            8,445,157       8,403,390
                                                   ===========     ===========
    Diluted                                          8,445,157       8,633,566
                                                   ===========     ===========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                                                        2004            2003
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $  (369,082)    $   239,696
Adjustments to reconcile net income (loss) to net
  cash provided by (used in)operating activities:
    Depreciation and amortization of property
       and equipment                                    182,783         236,115
    Provision for bad debts                              65,348          60,949
    Provision for obsolete inventory                     40,040          58,000
    Write off of revenue assets                         151,157               -
    Change in operating assets and liabilities
      Accounts receivable - trade                       156,186         179,769
      Accounts receivable - other                        (7,117)         67,817
      Inventories                                       336,926        (178,952)
      Prepaid expenses and other current assets         137,822         (16,721)
      Other assets                                            -         (14,141)
      Accounts payable                               (1,504,010)       (363,917)
      Accrued liabilities                              (985,507)         49,102
                                                    -----------     -----------
Net cash provided by (used in) operating activities  (1,795,454)        317,717
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (33,852)        (60,799)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net activity on line of credit                    1,488,664         (41,880)
    Proceeds from exercise of stock options              17,970               -
    Repayment of long-term debt ($0 and $199,146
      to related parties)                                (6,783)       (203,139)
    Payment of preferred stock dividends                      -         (11,221)
                                                    -----------     -----------
Net cash provided by (used in)financing activities    1,499,851        (256,240)
                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (329,455)            678

Cash and cash equivalents at beginning of period        659,350         648,415
                                                    -----------     -----------
Cash and cash equivalents at end of period          $   329,895     $   649,093
                                                    ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES

    Dividends paid through issuance of common stock $    11,651     $         -
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2004. The results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The consolidated financial statements included in this filing should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2003.

NOTE B - ORGANIZATION

Zunicom, Inc.,("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's subsidiary, Universal Power Group ("Universal") has, since its inception in 1968, evolved from a distributor of electronic components into a battery, battery powered products and security products distributor and supplier, a third-party fulfillment provider, and a custom battery assembler. Zunicom's other subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), provides in-room facsimile and business center services to the hotel industry for their business travelers through licensing agreements.

NOTE C - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair values of the Company's stock over the option exercise price. The Company was not required to record any compensation expense related to the issuance of stock options during the three months ended March 31, 2004 and 2003. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No.123, "Accounting for
Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have significantly differed from reported net income (loss).

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

NOTE D - NET INCOME PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased/increased by the preferred stock dividends of $11,651 and $11,221 for the three month periods ending March 31, 2004 and 2003, respectively, by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) decreased/increased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants. The aggregate number of common stock equivalents that were excluded from the diluted net income (loss) per share calculation for the three month
periods   ending  March  31,  2004  and  2003  are  4,985,757   and   4,786,581,
respectively, as they are antidilutive. For the three month period ending March 31, 2003 the dilutive effect of 230,176 shares of common stock issuable upon conversion of the preferred stock is included in the diluted income per share calculation. Basic and diluted net loss per share is the same for the period ended March 31, 2004 as the Company incurred a net loss for the period.

NOTE E - LINE OF CREDIT

Universal has a $12,000,000 line of credit with a financing company, payable on demand, with interest payable monthly at the lender's prime plus 1.25%, maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. On March 31, 2004, $6,740,974 of the line of credit was outstanding, while $746,809 remained available for borrowings under the line. As of March 31, 2004 the Company was not in compliance with a certain financial covenant related to fixed charge coverage ratio calculations and has received a waiver from the financing company for March 31, 2004.

NOTE F - NOTES PAYABLE - RELATED PARTY

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of March 31, 2004, AlphaNet owes $550,257 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of March 31, 2004, AlphaNet owes $309,871 in principal on this note. These notes, which have interest rates of 20.5%, payable monthly, originally matured on October 21, 2001 and have been extended to March 27, 2005. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                        Three Months Ended March 31, 2004

                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment  Consolidated
                                ----------- ----------  ----------  ------------
Revenue                         $14,075,664 $  541,964  $       -   $14,617,628
Depreciation and amortization        29,403    152,915        465       182,783
Segment profit (loss)                43,272   (274,351)  (138,003)     (369,082)
Segment assets                   17,471,042  1,232,128    174,553    18,877,723
Capital expenditures by segment       7,269     26,583          -        33,852


                        Three Months Ended March 31, 2003

                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment  Consolidated
                                ----------- ----------  ----------  ------------
Revenue                         $12,985,031 $  673,756  $       -   $13,658,787
Depreciation and amortization        27,320    207,267      1,528       236,115
Segment profit (loss)               421,027    (84,318)   (97,013)      239,696
Segment assets                   15,611,489  2,827,091     58,541    18,497,121
Capital expenditures by segment      11,470     49,329          -        60,799

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate capital expenditures to reconcile segment balances to consolidated balances.

NOTE H - CONCENTRATIONS

A significant portion of Universal's business is with one major customer, Brink's Home Security, which represented approximately 61%, of the Company's first quarter 2004 revenue. At March 31, 2004, Universal had aggregate accounts receivable from this customer in the amount of $2,897,638. Through the date of this report, substantially this entire amount has been collected.

NOTE I - SHAREHOLDERS' EQUITY

During the three months ended March 31, 2004, the Company paid dividends of $11,651 on the Series A Preferred Stock through the issuance of 6,854 shares of the Company's common stock. Also during the three months ended March 31, 2004, 25,000 shares of the Company's common stock were issued pursuant to an employee exercise of stock options.

NOTE J - WRITE OFF OF REVENUE ASSETS

The Company wrote off certain revenue assets, primarily facsimile equipment, which were taken out of service and are no longer in use, and accordingly, recognized impairment charges totaling $151,157. The charges are presented as write off of revenue assets in the accompanying consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its two subsidiaries, Universal and AlphaNet.

REVENUES

For the three month period ended March 31, 2004, Zunicom had consolidated revenues of $14,617,628 compared to $13,658,787 for the similar period in 2003, an increase of $958,841 or 7%.

Universal and AlphaNet had revenues of $14,075,664 and $541,964 for the three month period ended March 31, 2004, respectively, compared to revenues of $12,985,031 and $673,756 for the similar period in 2003.

The $1,090,633 increase in Universal's revenues is primarily attributable to revenues from a third party fulfillment customer, Brink's Home Security
("Brinks"), Universal's largest customer, which offset a decline in sales of battery, battery related and battery powered products of $766,241 primarily due to decreased ordering from medical supply customers attributable to changing Medicare practices. Specifically, Brinks sales totaled $8,621,149 for the three month period ended March 31, 2004 and were $6,764,275 for the three month period ended March 31, 2003. We do not believe the slow down in orders from medical supply customers will continue throughout the next quarters.

AlphaNet's decrease in revenues of $131,792 is attributable to the continued decline in facsimile usage by hotel guests, service fees charged to hotels for renewal of expired contracts, as well as declining installations of InnFax machines. However, AlphaNet's decrease in facsimile revenues of approximately $234,464 has been partially offset by the increase usage and installations of "The Office" product in hotels of $102,672.

COST OF REVENUES

For the three month period ended March 31, 2004, Zunicom's consolidated cost of revenues increased to $12,265,452 compared to cost of revenues of $11,168,520 for the similar period in 2003, an increase of $1,096,932 or 9.8%.

Universal's and AlphaNet's cost of revenues totaled $12,127,767 and $137,685 for the three month period ended March 31, 2004, respectively, compared to $11,018,591 and $149,929 during the similar period in 2003, respectively.

Increased revenues at Universal during the three month period ended March 31, 2004 compared to the similar period in 2003, resulted in an increase in the related cost of revenues. Cost of revenues as a percentage of revenues for Universal increased to 86% compared to 85% for the similar period in 2003. This increase is mainly attributable to the lower margins earned on third party fulfillment services to Brinks. The gross margins for the three month period ended March 31, 2004 from fulfillment services for Brinks were approximately 10% compared to average gross margins of 20% from sales to other customers.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 25% for the three month period ending March 31, 2004 compared to 22% for the same period in 2003. The increase is primarily attributable to the fewer number of facsimile machines installed at hotels, a decrease in recurring facsimile services, and increased reserves for facsimile inventories as a result of the continuing decline in service revenues.

OPERATING EXPENSES

For the three month period ended March 31, 2004, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization and impairments of property and equipment increased to $2,574,551 compared to $2,081,347 for the similar period in 2003, an increase of $493,204 or 16%.

The operating expenses of Universal, AlphaNet, and Zunicom totaled $1,810,516, $626,810 and $137,225 respectively for the three month period ended March 31, 2004, compared to $1,467,460, $530,033 and $83,854 for the similar period in 2003, respectively.

The increase in Universal's operating expenses in 2004 is primarily due to increases in bonus accruals, wages, consulting and related travel of $199,000, increased participation in trade shows and related marketing of $44,000, increases in rent and related property taxes of $40,000 and increases in legal, accounting and related services of $60,000. Trade shows and accounting fees are consistently heavier in the first quarter of each year and are not expected to continue at the same rate in subsequent quarters.

The increase in AlphaNet's operating expenses is primarily attributable to the write down of certain revenue assets that were taken out of service.

The increase in Zunicom's operating expenses is primarily due to increased salaries and bonuses for the three month period ending March 31, 2004 compared to the same period in 2003.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $141,524 for the three month period ended March 31, 2004 compared to $164,968 for the similar period in 2003, a decrease of $23,444. The decrease in interest expense is attributable to payments made by AlphaNet on outstanding debt. The decrease in AlphaNet notes payable at interest rates of 20.5% is partially offset by increased borrowings on the Universal line of credit, which has an interest rate of the lender's prime plus 1.25% (5.5% at March 31, 2004).

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $329,895 and $649,093 at March 31, 2004 and 2003, respectively.

Net cash used in operations was $1,795,454 for the three month period ended March 31, 2004 compared to cash provided by operations of $317,717 for the similar period in 2003. The cash used in operating activities in 2004 was primarily related to net losses of $369,082 and reductions in accounts payable and accrued liabilities of $1,504,010 and $985,507 respectively, partially offset by changes in receivables, inventory, depreciation and amortization and the write off of revenue assets. The cash provided by operating activities in 2003 was primarily related to net income of $239,696, depreciation and amortization of $236,115, and provisions for inventory and receivables of $118,949 offset by a decrease in accounts payable of $363,917, and offsetting changes is receivables and inventory.

Net cash used by investing activities for the three month period ended March 31, 2004, was $33,852 compared to $60,799 for the similar period in 2003. The cash used in 2004 and 2003 was related to the purchase of property and equipment.

Net cash provided by financing activities for the three month period ended March 31, 2003 was $1,499,851 compared to cash used in financing activities of $256,240 for the similar period in 2003. The net cash provided by financing activities for 2004 was primarily comprised of net borrowings on the Universal line of credit, while the cash used in financing activities in 2003 was primarily related to repayments on long term debt.

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of March 31, 2004, AlphaNet owes $550,257 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of March 31, 2004, AlphaNet owes $309,871 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2005. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

As provided for in the Universal line of credit agreement discussed in Note E in the interim financial statements found elsewhere in this report, Universal may, under certain conditions, borrow under the line to upstream funds to Zunicom, to pay this indebtedness. Assuming borrowing availability and certain fixed charge coverage ratio tests are met. Universal may borrow for this purpose up to 50% of its net income quarterly until the notes are retired. As of March 31, 2004 Universal did not meet the fixed charge coverage ratio, has received a waiver from the lending institution, and did not upstream funds in the quarter ended March 31, 2004

Zunicom believes that cash provided by its operations and cash available under the Universal line of credit will be sufficient to meets its operational needs over the next year. However, it may not be sufficient to retire the Appel and AHS Funding indebtedness. Zunicom continues to search for replacement lenders for the Appel and AHS notes but to date has been unable to secure alternative financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have a $12 million line of credit. Amounts borrowed under the line of credit bear interest based on prime rate plus 1.25%. Borrowings under this credit facility were $6.7 million as of March 31, 2004. An increase of 10% to 20% in the interest paid for the line of credit would not have a material effect on our operating results. We do not manage the risk through the use of derivative instruments.

Since the majority of goods that Universal purchases are from Asia, and AlphaNet conducts business in Canada, we have market risk arising from changes in foreign currency exchange rates. At this time, we do not manage the risk through the use of derivative instruments as Universal negotiates its purchases in US Dollars. Therefore, a 10% adverse exchange-rate fluctuation would not have a significant short term impact on our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

We  have  carried  out  an  evaluation,  under  the  supervision  and  with  the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We  have  carried  out  an  evaluation   under  the  supervision  and  with  the
participation of our principal executive officer and principal financial officer, of any changes in our internal controls over financial reporting that have occurred during the three month period ended March 31, 2004, and our principal executive officer and principal financial officer have concluded that there was no change during the three months ended March 31, 2004 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are filed as part of this report or incorporated herein as indicated.

        31.1 Certification related to Quarterly Report Form 10-Q disclosures.

        31.2 Certification related to Quarterly Report Form 10-Q disclosures

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

           None.

                                    Signature
                                    ---------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Zunicom, Inc.
                                       -----------------------------


Date:  May 17, 2004                    /s/ Julie Sansom-Reese
                                       --------------------------------
                                       Julie Sansom-Reese
                                       Chief Financial Officer
                                       (principal financial officer)