Form 10-Q
period 2004-06-30
ZUNICOM INC
filed 2004-08-16
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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

                  1720 Hayden Road Carrollton, TX 75006
        ----------------------------------------------------------------
                   (Address of principal executive office)


                                 (469) 892-1122
                          ----------------------------
                           (Issuer's telephone number)

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

As of June 30, 2004, 8,461,837 shares of Common Stock were outstanding.

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at June 30, 2004 (unaudited)
and December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Operations for the three and six months
ended June 30, 2004 and 2003 (unaudited) . . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the six months ended
June 30, 2004 and 2003 (unaudited). . . . . . . . . . . . . . . . .    7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .   7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  17

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   17


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  17

Item 2.  Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities . . . . . . . . . . . . . . . . . . .  17

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  18

Item 4.  Submission of Matters to a Vote of Securities Holders . . .  18

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  18

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  18

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                (Unaudited)
                                                  June 30,       December 31,
                                                    2004             2003
                                                    ----             ----
CURRENT ASSETS
  Cash and cash equivalents                    $    767,312      $    659,350
  Accounts receivable - trade, net of
     allowance for doubtful accounts of
     $236,375 (unaudited) and $279,579            7,583,122         6,718,931
  Accounts receivable - other                        79,282           130,194
  Inventories - finished goods, net of
     allowance for obsolescence of
     $731,573 (unaudited) and $676,533           10,728,512        10,574,381
  Prepaid expenses and other current assets         537,872           543,962
                                               ------------      ------------
        Total current assets                     19,696,100        18,626,818
                                               ------------      ------------
PROPERTY AND EQUIPMENT
  Facsimile and business center equipment         1,025,141         2,348,629
  Machinery and equipment                           699,879           697,130
  Computer equipment                                240,573           237,608
  Furniture and fixtures                            356,724           318,795
  Leasehold Improvements                            219,180           195,998
  Vehicles                                          140,676           140,676
                                               ------------      ------------
                                                  2,682,173         3,938,836
  Less accumulated depreciation and
     amortization                                (1,865,207)       (2,378,885)
                                               ------------      ------------
        Net property and equipment                  816,966         1,559,951
                                               ------------      ------------
OTHER ASSETS                                         49,702            49,702
                                               ------------      ------------
TOTAL ASSETS                                   $ 20,562,768      $ 20,236,471
                                               ============      ============



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                (Unaudited)
                                                  June 30,       December 31,
                                                    2004             2003
                                                    ----             ----

CURRENT LIABILITIES
  Line of credit                               $  6,852,331      $  5,252,310
  Current portion of notes payable - related
     party                                          860,128                 -
  Current portion of long-term debt                  17,328            20,948
  Accounts payable                                6,642,186         6,580,017
  Accrued liabilities                             1,174,785         1,776,570
  Other current liabilities                           9,200             9,200
                                               ------------      ------------
     Total current liabilities                   15,555,958        13,639,045
                                               ------------      ------------
NOTES PAYABLE - RELATED PARTY, less current
     portion                                              -           860,128
LONG-TERM DEBT, less current portion                 33,524            42,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value,
     1,000,000  shares  authorized;  114,588
     Class  A  shares  issued  and  outstanding;
     liquidation  preference  of  $601,587          114,588           114,588
  Common stock - $0.01 par value; 50,000,000
     shares authorized; 8,461,837 and
     8,419,670 shares issued and outstanding         84,618            84,197
  Additional paid-in capital                     14,491,838        14,452,841
  Accumulated deficit                            (9,717,758)       (8,956,430)
                                               ------------      ------------
     Total stockholders' equity                   4,973,286         5,695,196
                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 20,562,768      $ 20,236,471
                                               ============      ============









            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                      For the three months ended  For the six months ended
                                      -------------------------- ---------------------------
                                                June 30,                  June 30,
                                                --------                  --------
                                           2004         2003          2004        2003
                                           ----         ----          ----        ----
REVENUES
  Sales                               $ 16,167,901 $ 13,770,892  $ 30,243,565 $ 26,755,923
  Service revenue                          524,433      696,035     1,066,397    1,369,791
                                      ------------ ------------  ------------ ------------
                                        16,692,334   14,466,927    31,309,962   28,125,714
COST OF REVENUES
  Cost of goods sold                    14,138,271   11,511,573    26,266,038   22,530,164
  Direct servicing costs                   125,318      226,707       263,003      376,636
                                      ------------ ------------  ------------ ------------
                                        14,263,589   11,738,280    26,529,041   22,906,800
                                      ------------ ------------  ------------ ------------
GROSS PROFIT                             2,428,745    2,728,647     4,780,921    5,218,914

OPERATING EXPENSES
  Selling, general and administrative    2,136,108    2,012,549     4,376,719    3,857,781
  Depreciation and amortization of
     property and equipment                147,201      254,678       329,984      490,793
  Write off of property and equipment      356,833            -       507,990            -
                                      ------------ ------------  ------------ ------------
                                         2,640,142    2,267,227     5,214,693    4,348,574
                                      ------------ ------------  ------------ ------------
INCOME (LOSS) FROM OPERATIONS             (211,397)     461,420      (433,772)     870,340

OTHER EXPENSES
  Interest expense (including $39,173,
     $90,947, $87,613 and $166,961 to
     related parties)                     (151,640)    (163,541)     (293,164)    (328,509)
  Other, net                                (7,761)     139,702       (12,944)     135,446
                                      ------------ ------------  ------------ ------------
                                          (159,401)     (23,839)     (306,108)    (193,063)
                                      ------------ ------------  ------------ ------------
INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                         (370,798)     437,581      (739,880)     677,277

PROVISION FOR INCOME TAXES                       -            -             -            -
                                      ------------ ------------  ------------ ------------








            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                                   (continued)

                                      For the three months ended  For the six months ended
                                      -------------------------- ---------------------------
                                                June 30,                  June 30,
                                                --------                  --------
                                           2004         2003          2004        2003
                                           ----         ----          ----        ----

NET INCOME (LOSS)                     $   (370,798)$    437,581  $   (739,880)$    677,277
                                      ============ ============  ============ ============
Net income (loss) attributable to
     common stockholders              $   (380,595)$    427,223  $   (761,328)$    655,698
                                      ============ ============  ============ ============
Net income (loss) per share
     attributable to common
     stockholders
     Basic                            $      (0.04)$       0.05  $      (0.09)$       0.08
                                      ============ ============  ============ ============
     Diluted                          $      (0.05)$       0.05  $      (0.09)$       0.08
                                      ============ ============  ============ ============
Number of weighted average shares
     of common stock outstanding

     Basic                               8,454,924    8,403,390     8,450,041    8,403,390
                                      ============ ============  ============ ============
     Diluted                             8,454,924    8,633,566     8,450,041    8,633,566
                                      ============ ============  ============ ============











            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Six months ended June 30, 2004 and 2003
                                   (Unaudited)
                                                       2004            2003
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $  (739,880)   $    677,277
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)operating
  activities:
    Depreciation and amortization of property
      and equipment                                    329,984         490,793
    Provision for bad debts                            134,907         133,237
    Provision for obsolete inventory                    55,040         103,500
    Write off of property and equipment                507,990               -
    Change in operating assets and liabilities
      Accounts receivable - trade                     (999,098)       (347,874)
      Accounts receivable - other                       50,912         100,394
      Inventories                                     (209,171)      1,423,499
      Prepaid expenses and other current assets          6,090        (101,064)
      Other assets                                           -         (15,899)
      Accounts payable                                  62,169      (1,461,178)
      Accrued liabilities                             (601,785)        356,495
                                                   -----------    ------------
Net cash provided by (used in) operating activities (1,402,842)      1,359,180
                                                   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                 (94,989)        (87,202)
                                                   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net activity on line of credit                   1,600,021      (1,111,715)
    Proceeds from exercise of stock options             17,970               -
    Repayment of long-term debt ($0 and
      $385,146 to related parties)                     (12,198)       (392,414)
    Payment of preferred stock dividends                     -         (21,579)
                                                   -----------    ------------
Net cash provided by (used in) financing activities  1,605,793      (1,525,708)
                                                   -----------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   107,962        (253,730)

Cash and cash equivalents at beginning of period       659,350         648,415
                                                   -----------    ------------
Cash and cash equivalents at end of period         $   767,312    $    394,685
                                                   ===========    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES
    Preferred stock dividends paid
      through issuance of common stock             $    21,448    $          -
                                                   ===========    ============
    Acquisition of property and equipment
      through capital lease                        $         -    $     21,244
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for all periods presented. The results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The consolidated financial statements included in this filing should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2003.

NOTE B - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's subsidiary, Universal Power Group ("Universal") has, since its inception in 1968, evolved from a distributor of electronic components into a battery, battery powered products and security products distributor and supplier, a third-party fulfillment provider, and a custom battery assembler. Zunicom's other subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), provides in-room facsimile and business center services to the hotel industry through licensing agreements.

NOTE C - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for stock options granted to employees is based on the excess, if any, on the date of grant, between the fair values of the Company's stock over the option exercise price. The Company was not required to record any compensation expense related to the issuance of stock options during the periods ended June 30, 2004 and 2003. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income (loss) would not have significantly differed from reported net income (loss).

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

NOTE D - NET INCOME PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased/increased by the preferred stock dividends of $9,797 and $10,358 for the three month periods ending June 30, 2004 and 2003, respectively, and $21,448 and $21,579 for the six months ending June 30, 2004 and 2003, respectively, by the weighted average number of common shares outstanding for the period. Diluted net income per share for the three and six months periods ended June 30, 2003 is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants. The aggregate number of common stock equivalents that were excluded from the diluted net loss per share calculation for the three and six month periods ending June 30, 2004 total 4,985,757 as they are anti-dilutive. For the three and six month periods ending June 30, 2003 the dilutive effect of 230,176 shares of common stock issuable upon conversion of the preferred stock is included in the diluted income per share calculation. Basic and diluted net loss per share is the same for the three and six month periods ended June 30, 2004 as the Company incurred a net loss for these periods.

NOTE E - LINE OF CREDIT

Universal has a $12,000,000 line of credit with a financing company, payable on demand, with interest payable monthly at the lender's prime plus 1.25%, maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. On June 30, 2004, $6,852,331 of the line of credit was outstanding, while $1,785,615 remained available for borrowings under the line.

NOTE F - NOTES PAYABLE - RELATED PARTY

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan is an officer, director and shareholder. William Tan, Zunicom's President and CEO, is Kim Yeow Tan's brother. As of June 30, 2004, AlphaNet owes $550,257 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of June 30, 2004, AlphaNet owes $309,871 in principal on this note. These notes, which have interest rates of 20.5%, payable monthly, originally matured on October 21, 2001 and have been extended to March 27, 2005. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                Six months ended June 30, 2004
                                ------------------------------
                                    Facsimile
                                    and
                      Battery and   Business
                      Fulfillment   Center       Adjustment   Consolidated
                      -----------   ---------    ----------   ------------
Revenue               $30,243,565  $ 1,066,397   $        -    $31,309,962
Depreciation and
   amortization            58,110      270,943          931        329,984
Segment profit (loss)     263,005     (734,003)    (268,882)      (739,880)
Segment assets         19,642,374      729,341      191,053     20,562,768
Capital expenditures
   by segment              63,860       31,129            -         94,989


                                Six months ended June 30, 2003
                                ------------------------------
                                    Facsimile
                                    and
                      Battery and   Business
                      Fulfillment   Center       Adjustment   Consolidated
                      -----------   ------       ----------   ------------
Revenue               $26,755,923   $ 1,369,791  $        -    $28,125,714
Depreciation and
   amortization            55,796       432,030       2,967        490,793
Segment profit (loss)     949,179      (109,133)   (162,769)       677,277
Segment assets         14,284,916     2,552,169      59,525     16,896,610
Capital expenditures
   by segment              44,313        64,133           -        108,446



The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate assets to reconcile segment balances to consolidated balances.

NOTE H - CONCENTRATIONS

A significant portion of Universal's business is with one major customer, Brink's Home Security, which represented approximately 61% of Universal's year to date 2004 revenue and 58% of Zunicom's year to date revenue. At June 30, 2004, Universal had aggregate accounts receivable from this customer in the amount of $3,195,075. Through the date of this report, substantially all of this amount has been collected.

NOTE I - SHAREHOLDERS' EQUITY

During the six months ended June 30, 2004, the Company paid dividends of $21,448 on the Series A Preferred Stock through the issuance of 17,167 shares of the Company's common stock. Also during the six months ended June 30, 2004, 25,000 shares of the Company's common stock were issued pursuant to an employee exercise of stock options.

NOTE J - WRITE OFF OF PROPERTY AND EQUIPMENT

The Company wrote off certain property and equipment, primarily facsimile equipment, which was taken out of service and is no longer in use, and accordingly, recognized impairment charges totaling $507,990 during the six months ended June 30, 2004. The charges represent the net book value of the assets and are presented as write off of property and equipment in the accompanying consolidated statements of operations.

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

RECENT DEVELOPMENTS

On June 29, 2004 Universal entered into a contract renewal with it's largest customer, Brink's Home Security ("Brinks"), for a two year period followed by successive one-year renewals, effective June 1, 2004. Under the agreement, Universal will continue to provide Brinks with logistical services including product procurement, warehousing, fulfillment and distribution.

REVENUES

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

For the three month period ended June 30, 2004, Zunicom had consolidated revenues of $16,692,334 compared to $14,466,927 for the similar period in 2003, an increase of $2,225,407 or 15%.

Universal had revenues of $16,167,901 for the three month period ended June 30, 2004, compared to revenues of $13,770,892 for the similar period in 2003, or an increase of 17%. AlphaNet had revenues of $524,433 for the three month period ended June 30, 2004 compared to revenues of $696,035 for the similar period in 2003, or a decrease of 27%.

The $2,397,009 increase in Universal's revenues is primarily attributable to increased revenues from Brinks. In addition, sales of battery, battery related and battery powered products increased $415,210 over the previous year due to increased ordering of several newly introduced items. Specifically, Brinks sales totaled $9,687,209 for the three month period ended June 30, 2004 and $7,705,410 for the three month period ended June 30, 2003. We anticipate continued sales increases in the battery, battery related and battery powered product line due to the introduction of several new products which have been initially well received.

AlphaNet's decrease in revenues of $171,602 is attributable to the continued decrease in usage of the InnFax product due to changing consumer preferences and de-installations from hotel properties partially offset by usage of "The Office" product. We expect continued deterioration of the InnFax revenues, being partially, if not completely, replaced by "The Office" revenues.

COST OF REVENUES

For the three month period ended June 30, 2004, Zunicom's consolidated cost of revenues increased to $14,263,589 compared to cost of revenues of $11,738,280 for the similar period in 2003, an increase of $2,525,309 or 22%.

Universal's cost of revenues totaled $14,138,271 for the three month period ended June 30, 2004, compared to $11,511,573, or an increase of $2,626,698 or 23% in the similar period in 2003. AlphaNet's cost of revenues totaled $125,318 for the three month period ended June 30, 2004 compared to $226,707 during the similar period last year, a decrease of $101,389 or 45%.

Cost of revenues as a percentage of revenues for Universal increased to 87% compared to 84% for the similar period in 2003. This increase is mainly attributable to the lower margins earned on third party fulfillment services to Brinks as well as cost increases from suppliers and freight handlers that were not passed on to the customer. The gross margin for the three month period ended June 30, 2004 from fulfillment services for Brinks was approximately 10% compared to average gross margin of 17% from sales to other customers. Universal is examining customer pricing based upon the product cost increases which are expected to continue in the near future.

AlphaNet's direct servicing costs as a percentage of service revenues decreased to 24% for the three month period ending June 30, 2004 compared to 33% for the same period in 2003. The decrease is primarily attributable to inventory reserves taken in 2003 relating to InnFax product that has subsequently been written off.

OPERATING EXPENSES

For the three month period ended June 30, 2004, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization and impairments of property and equipment increased to $2,640,142 compared to $2,267,227 for the similar period in 2003, an increase of $372,915 or 16%.

The operating expenses of Universal totaled $1,707,775 for the three month period ended June 30, 2004, compared to $1,649,042 for the similar period in 2003 and increase of 4%. On the same basis AlphaNet's operating expenses were $809,363 compared to $562,056, and increase of 44% and Zunicom's operating expenses were $123,004 compared to $56,128, and increase of 119%. AlphaNet recorded a write down of assets of $356,833 for the three months ended June 30, 2004 related to the disposal and impairment of certain InnFax and "The Office" assets.

The increase in Universal's operating expenses in 2004 is primarily due to increases in consulting and marketing of $102,000 offset by reductions in property tax and bonus accruals of approximately $44,000.

The increase in AlphaNet's operating expenses is attributable to the write down of certain assets of $356,833 substantially offset by decreases in depreciation expense.

The increase in Zunicom's operating expenses of $66,876 is primarily due to increased salaries, investor relation services and travel for the three month period ending June 30, 2004 compared to the same period in 2003.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $151,640 for the three month period ended June 30, 2004 compared to $163,541 for the similar period in 2003, a decrease of $11,903. The decrease in AlphaNet notes payable at interest rates of 20.5% is partially offset by increased borrowings on the Universal line of credit, which has an interest rate of the lender's prime plus 1.25% (5.25% at June 30, 2004).

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

For the six month period ended June 30, 2004, Zunicom had consolidated revenues of $31,309,962 compared to $28,125,714 for the similar period in 2003, an increase of $3,184,248 or 11%.

Universal had revenues of $30,243,565 for the six month period ended June 30, 2004, compared to revenues of $26,755,923 for the similar period in 2003. AlphaNet had revenues of $1,066,397 for the six month period ended June 30, 2004, compared to revenues of $1,369,791 for the similar period in 2003.

The $3,487,642 increase in Universal's revenues is primarily attributable to revenues from Brinks which offset a decline in sales of battery, battery related and battery powered products of $351,031 primarily due to decreased ordering from medical supply customers during the first quarter of 2004. Specifically, Brinks sales totaled $18,308,358 for the six month period ended June 30, 2004 and were $14,469,685 for the six month period ended June 30, 2003.

AlphaNet's decrease in revenues of $303,394 is attributable to the continued decline in facsimile usage due to product removal from hotel properties and changing consumer preferences which has been partially offset by the increase in usage of "The Office" products.

COST OF REVENUES

For the six month period ended June 30, 2004, Zunicom's consolidated cost of revenues increased to $26,529,041 compared to cost of revenues of $22,906,800 for the similar period in 2003, an increase of $3,622,241 or 16%.

Universal's cost of revenues totaled $26,266,038 for the six month period ended June 30, 2004, compared to $22,530,164 during the similar period in 2003. AlphaNet's cost of revenues totaled $263,003 for the six month period ended June 30, 2004 compared to $376,636 during the similar period in 2003.

Cost of revenues as a percentage of revenues for Universal increased to 87% compared to 84% for the similar period in 2003. This increase is mainly attributable to the lower margins earned on third party fulfillment services to Brinks and increased cost of product from overseas suppliers not passed on to the customer. The gross margins for the six month period ended June 30, 2004 from fulfillment services for Brinks were approximately 10% compared to average gross margins of 18% from sales to other customers. Universal is examining customer pricing based upon the product cost increases which are expected to continue in the near future.

AlphaNet's direct servicing costs as a percentage of service revenues decreased to 25% for the six month period ending June 30, 2004 compared to 27% for the same period in 2003. The decrease is primarily attributable to inventory reserves and bad debts recorded in 2003 relating to InnFax revenue assets that have subsequently been written off.

OPERATING EXPENSES

For the six month period ended June 30, 2004, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization and impairments of property and equipment increased to $5,214,693 compared to $4,348,574 for the similar period in 2003, an increase of $866,119 or 20%.

The operating expenses of Universal totaled $3,518,291 for the six month period ended June 30, 2004, compared to $3,116,502 for the similar period in 2003, or an increase of 11%. On a similar basis AlphaNet's operating expenses totaled $1,436,173 compared to $1,092,089 or an increase of 32%. Zunicom's operating expenses totaled $260,229 compared to $139,983 or an increase of 86%.

The increase in Universal's operating expenses in 2004 is primarily due to increases in consulting of $71,000, travel of $43,000, payroll and benefits of $108,000, commissions of $25,000, rent of $22,000, supplies and office machines of $26,000, legal of $44,000 and increased participation in trade shows and related marketing of $63,000.

The increase in AlphaNet's operating expenses is primarily attributable to the $507,990 write down of certain assets that were taken out of service during the six months ended June 30, 2004.

The increase in Zunicom's operating expenses is primarily due to the costs associated with an investor relations service, increased franchise tax expense and increases in travel costs for the six month period ending June 30, 2004 compared to the same period in 2003.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $293,164 for the six month period ended June 30, 2004 compared to $328,509 for the similar period in 2003, a decrease of $35,348. The decrease in interest expense is attributable to payments made by AlphaNet on outstanding debt in fiscal 2003. The decrease in AlphaNet notes payable at interest rates of 20.5% is partially offset by increased borrowings on the Universal line of credit, which has an interest rate of the lender's prime plus 1.25% (5.25% at June 30, 2004).

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $767,312 and $394,685 at June 30, 2004 and 2003, respectively.

Net cash used in operations was $1,402,842 for the six month period ended June 30, 2004 compared to cash provided by operations of $1,359,180 for the similar period in 2003. The cash used in operating activities in 2004 was related to net losses of $739,880, a decrease in accrued liabilities of $601,785 and increases in accounts receivable - trade of $999,098, inventory of $209,171, partially offset by an increase in accounts payable of $62,169, a decrease in accounts receivable - other of $50,912, depreciation and amortization of property and equipment of $329,984, the provisions for bad debts of $134,907, obsolete inventory of $55,040, and the write off of property and equipment totaling $507,990. The cash provided by operating activities in 2003 was related to net income of $677,277, depreciation and amortization of property and equipment of $490,793, the provisions for bad debts of $133,237, obsolete inventory $103,500, decreases in inventory of $1,423,499 and increases in accrued liabilities of $356,495 offset by a decrease in accounts payable of $1,461,178, an increase in receivables of $347,874 as well as increases in other assets and prepaid expenses totaling $116,963 and a decrease in accounts receivable - other of $100,394.

Net cash used by investing activities for the six month period ended June 30, 2004, was $94,989 compared to $87,202 for the similar period in 2003. The cash used in 2004 and 2003 was related to the purchase of property and equipment.

Net cash provided by financing activities for the six month period ended June 30, 2004 was $1,605,793 compared to cash used in financing activities of $1,525,708 for the similar period in 2003. The net cash provided by financing activities for 2004 was primarily comprised of net borrowings on the Universal line of credit of $1,600,021, while the cash used in financing activities in 2003 was primarily related to repayments on long term debt of $392,414 and the Universal line of credit totaling $1,111,715.

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan is an officer, director and shareholder. William Tan, Zunicom's President and CEO, is Kim Yeow Tan's brother. As of June 30, 2004, AlphaNet owes $550,257 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of June 30, 2004, AlphaNet owes $309,871 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2005. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

As provided for in the Universal line of credit agreement discussed in Note E in the interim financial statements found elsewhere in this report, Universal may, under certain conditions, borrow under the line to upstream funds to Zunicom, to pay AlphaNet's indebtedness assuming borrowing availability and certain fixed charge coverage ratio tests are met. Universal may borrow for this purpose up to 50% of its quarterly net income until the notes are retired. For the six months ended June 30, 2004 Universal did not upstream funds to Zunicom for repayment on the AlphaNet notes payable.

Zunicom believes that cash provided by its operations and cash available under the Universal line of credit will be sufficient to meets its operational needs over the next year. However, it may not be sufficient to retire the Appel and AHS Funding indebtedness mentioned above. Zunicom continues to search for replacement lenders for the Appel and AHS notes but to date has been unable to secure alternative financing.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk due to changes in U.S. Interest rates. We do not engage in financial transactions for trading or speculative purposes. We have a $12 million line of credit. Amounts borrowed under the line of credit bear interest based on prime rate plus 1.25%. Borrowings under this credit facility were $6.9 million as of June 30, 2004. An increase of 10% to 20% in the interest paid for the line of credit would not have a material effect on our operating results. We do not manage the risk through the use of derivative instruments.

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


ITEM 4. CONTROLS AND PROCEDURES

We  have  carried  out  an  evaluation,  under  the  supervision  and  with  the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We  have  carried  out  an  evaluation   under  the  supervision  and  with  the
participation of our principal executive officer and principal financial officer, of any changes in our internal controls over financial reporting that have occurred during the three month period ended June 30, 2004, and our principal executive officer and principal financial officer have concluded that there was no change during the three months ended June 30, 2004 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

        The Company filed a report on Form 8-K on July 1, 2004 in which the Company furnished a press release announcing Universal's contract renewal with Brink's Home Security to continue to provide logistical services for a term of two years with successive one year renewals, effective June 1, 2004.

                                    Signature
                                    ---------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.



                                    Zunicom, Inc.
                                    -----------------------------


Date:  August 16, 2004              /s/ Julie Sansom-Reese
                                    --------------------------------
                                    Julie Sansom-Reese
                                    Chief Financial Officer
                                    (principal financial and accounting officer)