Form 10-Q/A
period 2004-06-30
ZUNICOM INC
filed 2004-08-19
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                  AMENDMENT # 1


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

This amendment is being filed to correct a typographical error on the Company's Consolidated Statement of Operations.

The net loss per share attributable to common stockholders for the three months ended June 30, 2004 is $0.05 on both a basic and diluted basis. Please see the accompanying Consolidated Statement of Operations for correction.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                         For the three months ended    For the six months ended
                                         --------------------------   --------------------------
                                                  June 30,                     June 30,
                                                 ---------                     --------
                                              2004         2003            2004          2003
                                              ----         ----            ----          ----
REVENUES
  Sales                                  $ 16,167,901  $ 13,770,892   $ 30,243,565  $ 26,755,923
  Service revenue                             524,433       696,035      1,066,397     1,369,791
                                         ------------  ------------   ------------  ------------
                                           16,692,334    14,466,927     31,309,962    28,125,714
COST OF REVENUES
  Cost of goods sold                       14,138,271    11,511,573     26,266,038    22,530,164
  Direct servicing costs                      125,318       226,707        263,003       376,636
                                         ------------  ------------   ------------  ------------
                                           14,263,589    11,738,280     26,529,041    22,906,800
                                         ------------  ------------   ------------  ------------
GROSS PROFIT                                2,428,745     2,728,647      4,780,921     5,218,914

OPERATING EXPENSES
  Selling, general and administrative       2,136,108     2,012,549      4,376,719     3,857,781
  Depreciation and amortization of
    property and equipment                    147,201       254,678        329,984       490,793
  Write off of property and equipment         356,833             -        507,990             -
                                         ------------  ------------   ------------  ------------

                                            2,640,142     2,267,227      5,214,693     4,348,574
                                         ------------  ------------   ------------  ------------
INCOME (LOSS) FROM OPERATIONS                (211,397)      461,420       (433,772)      870,340

OTHER EXPENSES
  Interest expense (including $39,173,
    $90,947, $87,613 and $166,961 to
    related parties)                         (151,640)     (163,541)      (293,164)     (328,509)
  Other, net                                   (7,761)      139,702        (12,944)      135,446
                                         ------------  ------------   ------------  ------------
                                             (159,401)      (23,839)      (306,108)     (193,063)
                                         ------------  ------------   ------------  ------------
INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                             (370,798)      437,581       (739,880)      677,277

PROVISION FOR INCOME TAXES                          -             -              -             -
                                         ------------  ------------   ------------  ------------






            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                         For the three months ended    For the six months ended
                                         --------------------------   --------------------------
                                                   June 30,                    June 30,
                                                  ---------                    --------
                                              2004          2003           2004          2003
                                              ----          ----           ----          ----
NET INCOME (LOSS)                        $   (370,798) $    437,581   $   (739,880) $    677,277
                                         ============  ============   ============  ============
Net income (loss) attributable to
    common stockholders                  $   (380,595) $    427,223   $   (761,328) $    655,698
                                         ============  ============   ============  ============
Net income (loss) per share attributable
    to common stockholders

       Basic                             $      (0.05) $       0.05   $      (0.09) $       0.08
                                         ============  ============   ============  ============
       Diluted                           $      (0.05) $       0.05   $      (0.09) $       0.08
                                         ============  ============   ============  ============
Number of weighted average shares of
    common stock outstanding
       Basic                                8,454,924     8,403,390      8,450,041     8,403,390
                                         ============  ============   ============  ============
       Diluted                              8,454,924     8,633,566      8,450,041     8,633,566
                                         ============  ============   ============  ============



















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

The following exhibits are filed as part of this report or incorporated herein as indicated.

    31.1 Certification related to Amendment of Quarterly Report Form 10-Q/A disclosures.

    31.2 Certification related to Amendment of Quarterly Report Form 10-Q/A disclosures.

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



                                     Zunicom, Inc.
                                     -----------------------------


Date:  August 19, 2004              /s/ Julie Sansom-Reese
                                    --------------------------------
                                    Julie Sansom-Reese
                                    Chief Financial Officer
                                    (principal financial and accounting officer)