Form 10-K/A
period 2003-12-31
ZUNICOM INC
filed 2004-08-20
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                  AMENDMENT # 1


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                       or

                   For the Fiscal Year Ended December 31, 2003

[   ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210


                                  Zunicom, Inc.
                    (Formerly Tech Electro Industries, Inc.)
                    --------------------------------------------
                          (Name of Issuer in its Charter)


                  Texas                                      75-2408297
      -----------------------------                      ------------------
      State or other jurisdiction of                      I.R.S. Employer
       incorporation or organization                      Identification No.

    1720 Hayden Drive, Carrollton TX                                75006
   -------------------------------------                          ----------
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

As of June 30, 2004, 8,461,564 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the OTC Bulletin Board) held by non-affiliates (6,054,395 shares) was approximately $6,769,251.


DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                  Amendment # 1


The purpose of this first amendment to Form 10-K filing for the year ended December 31, 2003 is to include information that was not previously included, to add additional information for clarification purposes to certain sections and to correct the date of the Independent Certified Public Accountants report. The specific sections amended or supplemented are as follows:

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Updated to include the table summarizing equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2003.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAPITAL RESOURCES

Updated discussion.

CONTRACTUAL OBLIGATIONS

Updated discussion.


ITEM 11.  EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS

Updated to include required disclosure on terms and conditions.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Include the required graph and related tables.


PART IV

Item 15. Exhibits, FINANCIAL STATEMENT SCHEDULES and Reports on Form 8-K

   (a)   1.  Consolidated Financial Statements

                Report of Independent  Certified  Public  Accountants updated for typographical error on report date.

   (b)   Exhibits

                Loan and Security Agreement with General Electric Capital and related amendments.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2003.

                           Number of Securities to be       Weighted-Average
                            Issued Upon Exercise of        Exercise Prices of
                              Outstanding Options,         Outstanding Options,
Plan Category                 Warrants and Rights          Warrants and Rights
-------------------------- --------------------------      -------------------
Equity compensation plans
 (stock options) approved
 by stockholders                    1,002,250                       $0.845

Equity compensation plans
 not approved by
 stockholders                               0
                               --------------               --------------
Total                               1,002,250                       $0.845
                               ==============               ==============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAPITAL RESOURCES

At December 31, 2003 the Company did not have any material commitments for capital expenditures and does not expect any material changes in the need for capital expenditures. The Company has no off balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

Universal currently uses the services of an import consultant to coordinate the purchases of goods and services from the Pacific Rim for which Universal pays a percentage of the cost of the product in servicing fees. Approximately 50% of Universal's product purchases are covered by this agreement. Under the terms of the agreement Universal is obligated to pay commission on all purchases made from factories introduced to Universal by the consultant. This agreement which has been amended orally to include additional factories and varying percentages of commission, may be terminated at any time however commissions may be payable to the consultant for as long as Universal purchases product from the introduced factories. The import consultant is independent from the management of the Company and is not associated with any employee, officer or board member of the Company other than through the services provided for the Company. In view of the increase in the volume of business and the competitive market conditions, the Board of Universal is currently reviewing this arrangement. Additionally, Universal's parent, Zunicom, is exploring the possibilities of opening an office in China to facilitate purchases of products for Universal, however, no facilities have been secured at this time.

ITEM 11.  EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS

Universal entered into a five year employment agreement with Ian Edmonds, effective as of July 1, 2002, to serve as Executive Director and Chief Operating Officer. The employment agreement will automatically renew month to month with the same terms and conditions. Mr. Edmonds receives a base salary of $140,000 which may be increased from time to time at the discretion of the Board. In addition, Mr. Edmonds is eligible for an incentive bonus to be paid annually, determined solely by the Board at the end of each year and is eligible to receive options to purchase 7.5% of the outstanding shares of Universal at the average market price for the shares of common stock of Universal during the four week period following the closing of the spin off or public offering, should Universal spin-off from Zunicom at some point in the future. The employment agreement with Mr. Edmonds provides for severance compensation in the event a third party purchases substantially all the assets of the business, or if Universal chooses to end the contract without cause. The severance compensation is for a twelve month period at the then current salary plus continued coverage of any medical and health benefits, and any incentive bonus as determined by the Board. In addition, if Mr. Edmonds dies or is incapacitated during the term of this agreement the severance provisions are applicable for himself or his designated beneficiaries as the case may be. Mr. Edmonds is bound by confidentiality and non-compete provisions of the agreement.

Universal entered into a five year agreement with Randy Hardin, effective March 1, 2002, to serve as President and Chief Executive Officer. The employment agreement will automatically renew month to month with the same terms and conditions. Mr. Hardin receives a base salary of $200,000 which may be increased from time to time at the discretion of the Board. In addition, Mr. Hardin is eligible for an incentive bonus to be paid annually, based upon achieving the annual targeted net income, of 10% of the pre-tax net income of Universal for that year. Mr. Hardin is eligible to receive options to purchase 10% of the outstanding shares of Universal at the average market price for the shares of common stock of Universal during the four week period following the closing of the spin off or public offering, should Universal spin-off from Zunicom at some point in the future. The employment agreement with Mr. Hardin provides for severance compensation in the event a third party purchases substantially all the assets of the business, or if Universal chooses to end the contract without cause. The severance compensation is for a twelve month period at the then current salary, continued coverage of any medical and health benefits, plus any incentive bonus payable as described above. In addition if Mr. Hardin dies or is incapacitated during the term of the agreement the severance provisions are applicable for himself or his designated beneficiaries as the case may be. Mr. Hardin is bound by confidentiality and non-compete provision of the agreement.

By consent of the Board of Directors Mr. William Tan, Chairman of the Board of Zunicom, shall receive and be granted an option to purchase 7.5% of the then outstanding shares of commons stock of Universal upon the closing of the spin off or the public offering, should one occur. The options are to be fully vested and immediately exercisable for a period of five years at a per share exercise price equal to the average market price for the shares of common stock of Universal during the four week period following the closing of the spin off or public offering.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

The following graph compares the annual change in the cumulative total return on Zunicom's Common Stock during its last five fiscal years with the annual change in the cumulative total return of the NASDAQ Electronic Components and the Russell 2000 index. This graph assumes $100 was invested on December 31, 1998, in Zunicom Common Stock, the NASDAQ Electronic Components group and the Russell 2000 group, and that all dividends were reinvested.






                   *====================================*

                       For graph please see attachment

                   *====================================*

  ----------------------------------------------------------------------------
                                           Cumulative Total Return
                              ------- ------- ------- ------- ------- -------
                               12/98   12/99   12/00   12/01   12/02   12/03

ZUNICOM, INC.                 100.00   55.17   14.68    8.83   13.79   82.21
RUSSELL 2000                  100.00  121.26  117.59  120.52   95.83  141.11
NASDAQ ELECTRONIC COMPONENTS  100.00  178.39  138.06  107.95   51.90  101.47

-------------------------------------------------------------------------------
www.researchdatagroup.com/S&P.htm

                                     PART IV

Item 15. Exhibits, FINANCIAL STATEMENT SCHEDULES and Reports on Form 8-K

         (a)      1.  Consolidated Financial Statements.

                  The following elements of the consolidated financial statements of Zunicom, Inc. and subsidiaries, are submitted as a separate section of this report and are incorporated by reference in Item 8:

                  Report of Independent Certified Public Accountants


         (b)      Exhibits


                  10.9  Loan  and  Security   Agreement  Dated  March  27,  2002
                        between  General  Electric   Capital   Corporation   and
                        Computer Component Corporation.

                  10.10 Waiver and Amendment to the Loan and Security  Agreement
                        between General Electric Capital Corporation and Universal Power Group, Inc. f/k/a Universal Battery Corporation and Computer Components Corporation dated June 27, 2003.

                  31.1 Certification related to Amendment to Annual Report Form 10-K/A disclosures.

                  31.2 Certification related to Amendment to Annual Report Form 10-K/A disclosures.

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

                                    Date:    August 19, 2004

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

  Signature                      Capacity                            Date


/s/ William Tan            Director, Chairman of the Board,    August 19, 2004
-----------------------    President and Chief Executive       --------------
William Tan                Officer (principal executive officer)


/s/ Ian Edmonds            Executive Vice President
----------------------     and Director                        August 19, 2004
Ian Edmonds                                                    --------------


/s/ Julie Sansom-Reese     Chief Financial Officer             August 19, 2004
-----------------------    (principal financial and            --------------
Julie Sansom-Reese          accounting officer)


/s/ Randy Hardin           Chief Executive Officer and         August 19, 2004
-----------------------    President of Universal Power        --------------
Randy Hardin               Group

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




KBA GROUP LLP
March 5, 2004, except for Note N
to which the date is March 23, 2004


Updated to correct date of report.