Form 10-Q
period 2004-09-30
ZUNICOM INC
filed 2004-11-15
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2004

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ---    ---

As of September 30, 2004, 8,476,464 shares of Common Stock were outstanding.

                                  Zunicom, Inc.
                                      INDEX


                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at September 30, 2004 (unaudited)
and December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . .    3

Consolidated Statements of Operations for the three and nine months
ended September 30, 2004 and 2003 (unaudited) . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2004 and 2003 (unaudited). . . . . . . . . . . . . . .    7

Notes to Consolidated Financial Statements . .  . . . . . . . . . . .   9

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .   14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.   19

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .    19


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   19

Item 2.  Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities . . . . . . . . . . . . . . . . . . .   19

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .   19

Item 4.  Submission of Matters to a Vote of Securities Holders . . .   20

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .   20

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   20

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      (Unaudited)
                                                     September 30,  December 31,
                                                         2004           2003
                                                         ----           ----
CURRENT ASSETS
 Cash and cash equivalents                         $     698,387  $     659,350
 Accounts receivable - trade, net of
  allowance for doubtful accounts of
  $235,247 (unaudited) and $279,579                    8,478,696      6,718,931
 Accounts receivable - other                             127,882        130,194
 Inventories - finished goods, net of
  allowance for obsolescence of $774,893
  (unaudited) and $676,533                            12,007,425     10,574,381
 Prepaid expenses and other current assets               916,000        543,962
                                                   -------------  -------------
        Total current assets                          22,228,390     18,626,818
                                                   -------------  -------------
PROPERTY AND EQUIPMENT
 Facsimile and business center equipment                 984,927      2,348,629
 Machinery and equipment                                 699,879        697,130
 Computer equipment                                      240,573        237,608
 Furniture and fixtures                                  382,702        318,795
 Leasehold improvements                                  236,724        195,998
 Vehicles                                                140,676        140,676
                                                   -------------  -------------
                                                       2,685,481      3,938,836
 Less accumulated depreciation and
   amortization                                       (1,941,700)    (2,378,885)
                                                   -------------  -------------
        Net property and equipment                       743,781      1,559,951
                                                   -------------  -------------
OTHER ASSETS                                              50,372         49,702
                                                   -------------  -------------
TOTAL ASSETS                                       $  23,022,543  $  20,236,471
                                                   =============  =============












            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (Unaudited)
                                                     September 30,  December 31,
                                                         2004           2003
                                                         ----           ----
CURRENT LIABILITIES
 Line of credit                                    $   9,017,878  $   5,252,310
 Current portion of notes payable - related party        860,128              -
 Current portion of long-term debt                        15,065         20,948
 Accounts payable                                      7,465,188      6,580,017
 Accrued liabilities                                     470,717      1,776,570
 Other current liabilities                                 9,200          9,200
                                                   -------------  -------------
        Total current liabilities                     17,838,176     13,639,045
                                                   -------------  -------------

NOTES PAYABLE - RELATED PARTY, less current portion            -        860,128
LONG-TERM DEBT, less current portion                      30,250         42,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value, 1,000,000
   shares authorized; 114,588 Class A  shares
   issued and outstanding; liquidation preference
   of  $601,587                                          114,588        114,588
 Common stock - $0.01 par value; 50,000,000 shares
   authorized; 8,476,464 and 8,419,670 shares
   issued and outstanding                                 84,765         84,197
 Additional paid-in capital                           14,501,493     14,452,841
 Accumulated deficit                                  (9,546,729)    (8,956,430)
                                                   -------------  -------------
        Total stockholders' equity                     5,154,117      5,695,196
                                                   -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  23,022,543  $  20,236,471
                                                   =============  =============















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                      For the three months ended For the nine months ended
                                      -------------------------- -------------------------
                                           September 30,               September 30,
                                          --------------               -------------
                                          2004        2003           2004         2003
                                          ----        ----           ----         ----
REVENUES
 Sales                                $18,196,556 $16,068,039    $48,440,121  $42,823,962
 Service revenue                          479,782     599,406      1,546,179    1,969,197
                                      ----------- -----------    -----------  -----------
                                       18,676,338  16,667,445     49,986,300   44,793,159
COST OF REVENUES
 Cost of goods sold                    15,947,400  13,575,964     42,213,438   36,076,128
 Direct servicing costs                   118,780     190,894        381,783      597,530
                                      ----------- -----------    -----------  -----------
                                       16,066,180  13,766,858     42,595,221   36,673,658
                                       ---------- -----------    -----------  -----------

GROSS PROFIT                            2,610,158   2,900,587      7,391,079    8,119,501

OPERATING EXPENSES

 Selling, general and administrative    2,123,697   2,031,865      6,500,414    5,889,646
 Depreciation and amortization of
   property and equipment                 128,140     221,188        458,124      711,981
 Write off of property and equipment            -           -        507,990            -
                                      ----------- -----------    -----------  -----------
                                        2,251,837   2,253,053      7,466,528    6,601,627
                                      ----------- -----------    -----------  -----------
INCOME (LOSS) FROM OPERATIONS             358,321     647,534        (75,449)   1,517,874

OTHER EXPENSES
 Interest expense (including $44,444,
   $72,738, $132,057 and $241,198 to
   related parties)                      (152,059)   (146,254)      (445,224)    (474,763)
 Other, net                                (3,202)       (954)       (16,147)     134,492
                                      ----------- -----------    -----------  -----------
                                         (155,261)   (147,208)      (461,371)    (340,271)
                                      ----------- -----------    -----------  -----------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                             203,060     500,326       (536,820)   1,177,603

PROVISION FOR INCOME TAXES                 22,229           -         22,229            -
                                      ----------- -----------    -----------  -----------
NET INCOME (LOSS)                     $   180,831 $   500,326    $  (559,049) $ 1,177,603
                                      =========== ===========    ===========  ===========










            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                                  (continued)

                                      For the three months ended For the nine months ended
                                      -------------------------- -------------------------
                                           September 30,               September 30,
                                          --------------               -------------
                                          2004        2003           2004         2003
                                          ----        ----           ----         ----
Net income (loss) attributable to
   common stockholders                $   170,552 $   490,700    $  (590,299) $ 1,146,398
                                      =========== ===========    ===========  ===========
Net income (loss) per share
   attributable to common stockholders
   Basic                              $      0.02 $      0.06    $     (0.07) $      0.14
                                      =========== ===========    ===========  ===========
   Diluted                            $      0.02 $      0.05    $     (0.07) $      0.14
                                      =========== ===========    ===========  ===========
Number of weighted average shares of
   common stock outstanding
   Basic                                8,466,425   8,409,099      8,451,926    8,405,314
                                      =========== ===========    =========== ============
   Diluted                              8,727,024  10,662,965      8,451,926    8,634,490
                                      =========== ===========    =========== ============






























            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                                                         2004          2003
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $   (559,049) $  1,177,603
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization of
    property and equipment                               458,124       711,981
   Loss on disposal of property and equipment             19,055             -
   Provision for bad debts                               204,489       191,650
   Provision for obsolete inventory                       98,360       144,490
   Write off of property and equipment                   507,990             -
   Change in operating assets and liabilities
     Accounts receivable - trade                      (1,964,254)   (1,592,798)
     Accounts receivable - other                           2,312        85,213
     Inventories                                      (1,531,404)    1,204,765
     Prepaid expenses and other current assets          (372,038)      (77,629)
     Other assets                                           (669)      (15,453)
     Accounts payable                                    885,171      (408,399)
     Accrued liabilities                              (1,305,853)    1,042,854
                                                    ------------  ------------
Net cash provided by (used in) operating activities   (3,557,766)    2,464,277
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                   (169,000)     (144,953)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit                      3,765,568    (1,161,573)
   Proceeds from exercise of stock options                17,970             -
   Repayment of long-term debt ($0 and $385,146
     to related parties)                                 (17,735)     (744,222)
   Payment of preferred stock dividends                        -       (21,579)
                                                    ------------  ------------
Net cash provided by (used in)financing activities     3,765,803    (1,927,374)
                                                    ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 39,037       391,950

Cash and cash equivalents at beginning of period         659,350       648,415
                                                    ------------  ------------
Cash and cash equivalents at end of period          $    698,387  $  1,040,365
                                                    ============  ============










            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                       2004           2003
                                                       ----           ----
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Preferred stock dividends paid through
   issuance of common stock                       $      31,250   $       9,626
                                                  =============   =============
  Conversion of preferred stock to common stock   $           -   $         500
                                                  =============   =============
  Acquisition of property and equipment
    through capital lease                         $           -   $      21,244
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for all periods presented. The results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The consolidated financial statements included in this filing should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2003.

NOTE B - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's subsidiary, Universal Power Group ("Universal") has, since its inception in 1968, evolved from a distributor of electronic components into a battery, battery powered products and security products distributor and supplier, a third-party fulfillment provider, and a retail distributor. Zunicom's other subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), provides in-room facsimile and business center services to the hotel industry through licensing agreements.

NOTE C - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for stock options granted to employees is based on the excess, if any, on the date of grant, between the fair values of the Company's stock over the option exercise price. The Company was not required to record any compensation expense related to the issuance of stock options during the periods ended September 30, 2004 and 2003. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income (loss) would not have significantly differed from reported net income (loss).

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

NOTE D - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased by the preferred stock dividends of $10,279 and $9,626 for the three month periods ending September 30, 2004 and 2003, respectively, and $31,250 and $31,205 for the nine months ending September 30, 2004 and 2003, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period, including the assumed conversion of the preferred stock, stock options and warrants.

For the three month period ended September 30, 2004, the aggregate number of common stock equivalents that were excluded from the diluted net loss per share calculation totaled 924,817 as they are anti-dilutive. For the nine month period ended September 30, 2004, basic and diluted net loss per share is the same as the Company incurred a net loss for this period. The aggregate number of common stock equivalents that were excluded from the diluted net loss per share calculation for the nine month period ended September 30, 2004 totaled 4,985,757 as they are anti-dilutive.

For the three and nine month periods ended September 30, 2003, the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 19,200 and 4,781,581 as they are anti-dilutive.

The following table provides reconciliation between basic and diluted net income
(loss) per share attributable to common stockholders:

                               Three Months Ended      Nine Months Ended
                                  September 30,           September 30,
                           ------------------------- ------------------------
                               2004         2003          2004        2003
                               ----         ----          ----        ----
Basic net income (loss)
  attributable to
  common stockholders:

Net income (loss)
  attributable to common
  stockholders             $   170,552  $   490,700  $  (590,299) $ 1,146,398

Weighted average number of
  shares outstanding
     Basic                   8,466,425    8,409,099    8,451,926    8,405,314
                           -----------  -----------  -----------  -----------
Basic net income (loss)
  attributable to
  common stockholders      $      0.02  $      0.06  $     (0.07) $      0.14
                           ===========  ===========  ===========  ===========

Diluted net income (loss)
  attributable to
  common stockholders:

Net income (loss)
  attributable to common
  stockholders             $   170,552  $   490,700  $  (590,299) $ 1,146,398

Preferred stock dividends       10,279        9,626            -       31,205
                           -----------  -----------  -----------  -----------
Numerator for diluted net
  income (loss) per share      180,831      500,326     (590,299)   1,177,603

Weighted average number
  of shares outstanding      8,466,425    8,409,099    8,451,926    8,405,314

Dilutive effect of common
  stock equivalents            260,599    2,253,866            -      229,176
                           -----------  -----------  -----------  -----------
Weighted average number
  of shares outstanding
  Diluted                    8,727,024   10,662,965    8,451,926    8,634,490
                           -----------  -----------  -----------  -----------
Diluted net income (loss)
  per share attributable
  to common stockholders   $      0.02  $      0.05  $     (0.07) $      0.14
                           ===========  ===========  ===========  ===========

NOTE E - LINE OF CREDIT

Universal has a $12,000,000 line of credit with a financing company, payable on demand, with interest payable monthly at the lender's prime plus 1.25%, maturing March 2005. The line of credit is secured by accounts receivable, inventories and equipment of Universal. The line's availability is based on a borrowing formula which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. On September 30, 2004, $9,017,878 of the line of credit was outstanding, while $722,544 remained available for borrowings under the line.

NOTE F - NOTES PAYABLE - RELATED PARTY

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan is an officer, director and shareholder. William Tan, Zunicom's President and CEO, is Kim Yeow Tan's brother. As of September 30, 2004, AlphaNet owes $550,257 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a Zunicom shareholder, is the principal shareholder. As of September 30, 2004, AlphaNet owes $309,871 in principal on this note. These notes, which have interest rates of 20.5%, payable monthly, originally matured on October 21, 2001 and have been extended to March 27, 2005. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                    Nine months ended September 30, 2004
                                    ------------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center       Adjustment Consolidated
                                ----------- -----------  ---------- ------------
Revenue                         $48,440,121 $ 1,546,179  $        - $49,986,300
Depreciation and amortization        90,125     366,603       1,396     458,124
Segment income (loss)               695,038    (834,254)   (419,833)   (559,049)
Segment assets                   22,215,227     605,375     201,941  23,022,543
Capital expenditures by segment     107,379      61,621           -     169,000

                                    Nine months ended September 30, 2003
                                    ------------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center       Adjustment Consolidated
                                ----------- -----------  ---------- ------------
Revenue                         $42,823,962 $ 1,969,197  $       -  $44,793,159
Depreciation and amortization        84,051     623,524      4,406      711,981
Segment income (loss)             1,713,899    (291,607)   (244,689)  1,177,603
Segment assets                   16,375,428   2,210,874     126,862  18,713,164
Capital expenditures by segment      44,313     121,884           -     166,197

The adjustments represent corporate assets and corporate expenses including depreciation and amortization related to corporate assets to reconcile segment balances to consolidated balances.

NOTE H - CONCENTRATIONS

A significant portion of Universal's business is with one major customer, Brink's Home Security, which represented approximately 59% of Universal's year to date 2004 revenue and 57% of Zunicom's year to date revenue. At September 30, 2004, Universal had aggregate accounts receivable from this customer in the amount of $3,409,107. Through the date of this report, substantially all of this amount has been collected.

NOTE I - SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2004, the Company paid dividends of $31,250 on the Series A Preferred Stock through the issuance of 31,794 shares of the Company's common stock. Also during the nine months ended September 30, 2004, 25,000 shares of the Company's common stock were issued pursuant to an employee exercise of stock options for proceeds totaling $17,970.

NOTE J - WRITE OFF OF PROPERTY AND EQUIPMENT

The Company wrote off certain property and equipment, primarily facsimile equipment, which was taken out of service and is no longer in use, and accordingly, recognized an impairment charge totaling $507,990 during the nine months ended September 30, 2004. The charge represents the carrying value of the assets at the time they were taken out of service and is presented as a write off of property and equipment in the accompanying consolidated statements of operations.

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

REVENUES

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

For the three month period ended September 30, 2004, Zunicom had consolidated revenues of $18,676,338 compared to $16,667,445 for the similar period in 2003, an increase of $2,008,893 or 12%.

Universal had revenues of $18,196,556 for the three month period ended September 30, 2004, compared to revenues of $16,068,039 for the similar period in 2003, or an increase of 13%. AlphaNet had revenues of $479,782 for the three month period ended September 30, 2004 compared to revenues of $599,406 for the similar period in 2003, or a decrease of 20%.

The $2,128,517 increase in Universal's revenues is primarily attributable to increased revenues from Brinks Home Security ("Brinks"). Specifically, Brinks sales totaled $10,427,294 for the three month period ended September 30, 2004 and $8,475,355 for the three month period ended September 30, 2003, an increase of $1,951,939. Sales of battery products increased by $176,578 in the comparative period.

AlphaNet's decrease in revenues of $119,624 is attributable to the continued decrease in usage of the InnFax product due to changing consumer preferences partially offset by usage of "The Office" product. We expect continued deterioration of the InnFax revenues, to be partially, if not completely, replaced by "The Office" revenues based upon new "Office" installations.

COST OF REVENUES

For the three month period ended September 30, 2004, Zunicom's consolidated cost of revenues increased to $16,066,180 compared to cost of revenues of $13,766,858 for the similar period in 2003, an increase of $2,299,322 or 17%.

Universal's cost of revenues totaled $15,947,400 for the three month period ended September 30, 2004, compared to $13,575,964 in the similar period in 2003, or an increase of $2,371,436 or 17%. AlphaNet's cost of revenues totaled $118,780 for the three month period ended September 30, 2004 compared to $190,894 during the similar period last year, a decrease of $72,114 or 38%.

Cost of revenues as a percentage of revenues for Universal increased to 88% compared to 84% for the similar period in 2003. This increase is mainly attributable to the lower margins earned on third party fulfillment services to Brinks as well as cost increases from battery suppliers and freight handlers that were not passed on to the customer. The gross margin for the three month period ended September 30, 2004 from fulfillment services for Brinks was approximately 10% compared to average gross margin of 15% from sales to other customers. Universal is examining customer pricing based upon the product cost increases and is beginning to implement pricing updates in the fourth quarter.

AlphaNet's direct servicing costs as a percentage of service revenues decreased to 25% for the three month period ending September 30, 2004 compared to 32% for the same period in 2003. The decrease is primarily attributable to inventory reserves taken in 2003 relating to the InnFax product that has been written off during 2004.

OPERATING EXPENSES

For the three month period ended September 30, 2004, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization and the write off of property and equipment decreased slightly to $2,251,837 compared to $2,253,053 for the similar period in 2003, a decrease of $1,216.

The operating expenses of Universal totaled $1,710,908 for the three month period ended September 30, 2004, which is consistent with the operating expenses of $1,683,837 for the similar period in 2003, representing a slight increase of 2%. For the same periods AlphaNet's operating expenses were $412,452 compared to $489,751, a decrease of 16% and Zunicom's operating expenses were $128,477 compared to $79,465, an increase of 62%.

The decrease in AlphaNet's operating expenses is attributable to the decreased depreciation expense from $191,493 for the three month period ended September 30, 2003 to $95,660 for the similar period in 2004. The $95,833 decrease is attributable to the write off of certain property and equipment during 2004.

The increase in Zunicom's operating expenses of $49,012 is primarily due to increased salaries, investor relation services, office equipment and supplies and printing costs for the three month period ending September 30, 2004 compared to the same period in 2003.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $152,059 for the three month period ended September 30, 2004 compared to $146,254 for the similar period in 2003, an increase of $5,805. The increase is attributable to increased borrowings on the Universal line of credit partially offset by the decrease in AlphaNet notes payable.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

For the nine month period ended September 30, 2004, Zunicom had consolidated revenues of $49,986,300 compared to $44,793,159 for the similar period in 2003, an increase of $5,193,141 or 12%.

Universal had revenues of $48,440,121 for the nine month period ended September 30, 2004, compared to revenues of $42,823,962 for the similar period in 2003. AlphaNet had revenues of $1,546,179 for the nine month period ended September 30, 2004, compared to revenues of $1,969,197 for the similar period in 2003.

The $5,616,159 increase in Universal's revenues is attributable to revenues from Brinks which offset a slight decline in sales of battery, battery related and battery powered products of $174,453. Specifically, Brinks sales totaled
$28,735,652 for the nine month period ended September 30, 2004 and were $22,945,040 for the nine month period ended September 30, 2003.

AlphaNet's decrease in revenues of $423,018 is attributable to the continued decline in facsimile usage due to product removal from hotel properties and changing consumer preferences which has been partially offset by the increase in usage of "The Office" products.

COST OF REVENUES

For the nine month period ended September 30, 2004, Zunicom's consolidated cost of revenues increased to $42,595,221 compared to cost of revenues of $36,673,658 for the similar period in 2003, an increase of $5,921,563 or 16%.

Universal's cost of revenues totaled $42,213,438 for the nine month period ended September 30, 2004, compared to $36,076,128 during the similar period in 2003. AlphaNet's cost of revenues totaled $381,783 for the nine month period ended September 30, 2004 compared to $597,530 during the similar period in 2003.

Cost of revenues as a percentage of revenues for Universal increased to 87% compared to 84% for the similar period in 2003. This increase is mainly attributable to the lower margins earned on third party fulfillment services to Brinks and increased cost of product from overseas suppliers not passed on to customers. The gross margins for the nine month period ended September 30, 2004 from fulfillment services for Brinks were approximately 10% compared to average gross margins of 17% from sales to other customers. Universal is examining customer pricing based upon the product cost increases and is beginning to implement pricing updates in the fourth quarter.

AlphaNet's direct servicing costs as a percentage of service revenues decreased to 25% for the nine month period ending September 30, 2004 compared to 30% for the same period in 2003. The decrease is primarily attributable to inventory reserves and de-installation costs recorded in 2003 relating to InnFax revenue assets that have been written off during 2004.

OPERATING EXPENSES

For the nine month period ended September 30, 2004, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization and the write off of property and equipment increased to $7,466,528 compared to $6,601,627 for the similar period in 2003, an increase of $864,901 or 13%.

The operating expenses of Universal totaled $5,229,199 for the nine month period ended September 30, 2004, compared to $4,800,337 for the similar period in 2003, or an increase of 9%. For the same periods, AlphaNet's operating expenses totaled $1,848,625 compared to $1,581,840 or an increase of 17%. Zunicom's operating expenses totaled $388,704 compared to $219,450 or an increase of 77%.

The increase in Universal's operating expenses in 2004 is primarily due to approximate increases in consulting of $103,000, payroll and benefits of $115,000, commissions of $43,000, rent of $70,000, supplies of $69,000, legal of $47,000 and increased participation in trade shows and related marketing of $156,000, partially offset by a reduction in accrued bonuses of $189,000 based upon revised estimates for 2004 bonus payments.

The increase in AlphaNet's operating expenses is primarily attributable to the $507,990 write off of property and equipment that was taken out of service during the nine months ended September 30, 2004, partially offset by the related reduction in depreciation.

The increase in Zunicom's operating expenses is primarily due to the costs associated with an investor relations service, increased payroll, increased franchise tax expense and increases in travel costs for the nine month period ending September 30, 2004 compared to the same period in 2003.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $445,224 for the nine month period ended September 30, 2004 compared to $474,763 for the similar period in 2003, a decrease of $29,539. The decrease in interest expense is attributable to payments made by AlphaNet on outstanding debt during 2003. The decrease in AlphaNet notes payable at interest rates of 20.5% is partially offset by increased borrowings on the Universal line of credit, which has an interest rate of the lender's prime plus 1.25% (5.75% at September 30, 2004).

OTHER INCOME

Zunicom's consolidated other income for the nine month period ended September 30, 2003 of $134,492 is primarily related to the sale of a patent by AlphaNet.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $698,387 and $1,040,365 at September 30, 2004 and 2003, respectively.

Net cash used in operations was $3,557,766 for the nine month period ended September 30, 2004 compared to cash provided by operations of $2,464,277 for the similar period in 2003. The cash used in operating activities in 2004 is primarily related to net losses of $559,049, a decrease in accrued liabilities of $1,305,853 and increases in accounts receivable - trade of $1,964,254, inventory of $1,531,404, and prepaid expenses of $372,038, partially offset by an increase in accounts payable of $885,171, depreciation and amortization of property and equipment of $458,124, the provisions for bad debts of $204,489, obsolete inventory of $98,360 and the write off of property and equipment totaling $507,990.

The cash provided by operating activities in 2003 was related to net income of $1,177,603, depreciation and amortization of property and equipment of $711,981, the provisions for bad debts of $191,650, obsolete inventory $144,490, decreases in inventory of $1,204,765, decrease in accounts receivable - other of $85,213 and increases in accrued liabilities of $1,042,854 offset by a decrease in accounts payable of $408,399, an increase in accounts receivables - trade of $1,592,798 as well as increases in other assets of $15,453 and prepaid expenses of $77,629.

Net cash used by investing activities for the nine month period ended September 30, 2004, was $169,000 compared to $144,953 for the similar period in 2003. The cash used in 2004 and 2003 was related to the purchase of property and equipment.

Net cash provided by financing activities for the nine month period ended September 30, 2004 was $3,765,803 compared to cash used in financing activities of $1,927,374 for the similar period in 2003. The net cash provided by financing activities for 2004 was primarily comprised of net borrowings on the Universal line of credit of $3,765,568, while the cash used in financing activities in 2003 was primarily related to repayments on long term debt of $744,222 and the Universal line of credit totaling $1,161,573.

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan is an officer, director and shareholder. William Tan, Zunicom's President and CEO, is Kim Yeow Tan's brother. As of September 30, 2004, AlphaNet owes $550,257 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of September 30, 2004, AlphaNet owes $309,871 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2005. These notes are secured by a first lien on all AlphaNet assets, a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

As provided for in the Universal line of credit agreement discussed in Note E in the interim financial statements found elsewhere in this report, Universal may, under certain conditions, borrow under the line to upstream funds to Zunicom, to pay AlphaNet's indebtedness assuming borrowing availability and certain fixed charge coverage ratio tests are met. Universal may borrow for this purpose up to 50% of its quarterly net income until the notes are retired. For the nine months ended September 30, 2004 Universal did not upstream funds to Zunicom for repayment on the AlphaNet notes payable.

Zunicom believes that cash provided by its operations and cash available under the Universal line of credit will be sufficient to meets its operational needs over the next year. However, it may not be sufficient to retire the Appel and AHS Funding indebtedness mentioned above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk due to changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes. We have a $12 million line of credit. Amounts borrowed under the line of credit bear interest based on prime rate plus 1.25%. Borrowings under this credit facility were approximately $9.0 million as of September 30, 2004. An increase of 10% to 20% in the interest paid for the line of credit would not have a material effect on our operating results. We do not manage the risk through the use of derivative instruments.

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


ITEM 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We  have  carried  out  an  evaluation   under  the  supervision  and  with  the
participation of our principal executive officer and principal financial officer, of any changes in our internal controls over financial reporting that have occurred during the three month period ended September 30, 2004, and our principal executive officer and principal financial officer have concluded that there was no change during the three months ended September 30, 2004 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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



                                    Zunicom, Inc.
                                    -----------------------------


Date:  November 15, 2004            /s/ Julie Sansom-Reese
                                    --------------------------------
                                    Julie Sansom-Reese
                                    Chief Financial Officer
                                    (principal financial and accounting officer)