Form 10-K
period 2004-12-31
ZUNICOM INC
filed 2005-03-31
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                                       or

                   For the Fiscal Year Ended December 31, 2004

[   ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210


                                   Zunicom, Inc.
                      (Formerly Tech Electro Industries, Inc.)
                    --------------------------------------------
                   (Name of Small Business Issuer in its Charter)


                  Texas                                      75-2408297
      -----------------------------                      ------------------
      State or other jurisdiction of                      I.R.S. Employer
       incorporation or organization                      Identification No.

   1720 Hayden Road, Carrollton, Texas                              75006
   -------------------------------------                          ----------
   Address of principal executive office                           Zip Code

                    Issuer's telephone number: (469) 892-1200

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

           Units,consisting  of one (1) share of Common Stock and one (1)
                        share of Class A Preferred Stock
               --------------------------------------------------
                                (Title of Class)

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

As of March 18, 2005, 8,513,445 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the OTC Bulletin Board) held by non-affiliates (6,123,172 shares) was approximately $5,878,245.


DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     Part I

ITEM 1. BUSINESS

GENERAL BUSINESS HISTORY

Zunicom, Inc., formerly Tech Electro Industries, Inc., ("Zunicom" or the "Company" or "we") was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a distributor of electric components incorporated in 1968. On October 29, 1996, we incorporated Universal Battery Corporation for the purpose of expanding into new markets for batteries and battery-related products. In May 1999, we merged Universal Battery Corporation into Computer Components Corporation. In January 2004, Computer Components Corporation changed its name to Universal Battery Corporation. Subsequently, in May 2003, Universal Battery Corporation changed its name to Universal Power Group ("Universal") to reflect its business growth, expansion and diversification.

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

Our principal executive offices are located at 1720 Hayden Road, Carrollton, TX 75006, and our telephone number is (469) 892-1200. Our websites are www.zunicom.com, www.universalpowergroup.com and www.alphanet.net. References to "we", "us" and "our" refer to Zunicom, Inc. and its subsidiaries.

BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

                          UNIVERSAL POWER GROUP

Universal's operations consist of:

        o sourcing, importation, sale and distribution of batteries and battery assembly systems

        o sourcing, design, importation, sale and distribution of synergistic powered products, such as chargers and 12-volt accessories

        o sourcing importation, sale and distribution of other products, such as AC Transformers, and ceramic sound sources

        o sourcing, importation, sale and distribution of electro-magnetic devices and passive electronic components

        o  enhanced third party fulfillment and logistics services

        o  custom kitting services

        o  custom battery pack assembly services


UNIVERSAL POWER SERVICES

Sourcing

Universal has valuable long-term relationships with vendors located in Taiwan, Hong Kong, China, Korea and Japan, many exceeding 10 years. These relationships are managed through a consultant having specific expertise in importing battery and battery related products. Through this vendor - consultant - Company relationship we are able to offer a wide and expanding range of batteries, chargers and other power products, as well as links to outsourcing agents for specialized "hard-to-find" items.

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

Enhanced Third-Party Logistics ("3PL")

Enhanced Third-Party Logistics ("3PL") is a service we offer as a solution to companies that prefer to focus on their business competencies and pass on to us the complexities of purchasing, warehousing, inventory control, staging, custom kitting, and distribution. Because we understand the operational complexities of enhanced 3PL, we are able to help our customers conserve resources and increase efficiency when they outsource such needs to us.

We currently provide this service for Brinks Home Security ("Brinks"). We purchase and distribute products related to security installations from our distribution center to Brinks branches and then subsequently bill and collect from those branches.

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

Battery types that we carry include sealed lead-acid, sealed lead-acid Absorbed Glass Mat ("AGM'), sealed lead-acid Gel, nickel-cadmium, lithium, carbon-zinc, nickel metal hydride, alkaline and carbon zinc batteries.

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

Portable Power Products

Through Universal, we sell and distribute to OEMs, distributors or retailers the following range of portable power products:

         Universal Jumpstarters: A line of jumpstarters, namely Starter-Up(TM) and Power-Up which are portable sources of 12-volt DC power used primarily as emergency starting power sources on failed automobile and marine batteries. These jumpstarters may be used to power many accessories including cellular phones, laptops and radios. Universal private labels a range of jumpstarters that it sells to mainly one large customer, Schumacher Electric Corporation, who in turn distributes to major retailers such as Sears, Wal-Mart and Auto Zone.

         Universal 12-volt DC Accessories: A new line and expanding range of 12-volt DC accessories including an automatic jack, a cordless air compressor, warmers/coolers, spotlights, electric mugs and others.

Security Products

In line with Universal's third party fulfillment agreement with Brinks Home Security, we carry through our Universal Security division, a complete line of residential and commercial security products including transformers, sirens, horns, magnetic locking systems and related products.

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

CUSTOMERS

Universal's customer base is relatively broad and Universal maintains a computer database of over three thousand active and inactive customers, all of whom Universal believes are potential customers for its products. However, Universal has had two significant customers during the past three years. Brinks accounted for 51%, 50% and 38%, respectively, of Universal's revenues for fiscal 2004, 2003 and 2002. Schumacher Electric Corporation accounted for 4%, 10% and 11%, respectively, of Universal's revenues for fiscal 2004, 2003, and 2002. The loss of Brinks or Schumacher Electric Corporation as customers would materially decrease Universal's total revenue.

EMPLOYEES

At December 31, 2004, Universal's workforce consisted of 53 full time employees. Universal foresees increase in personnel as business grows. Universal's sales efforts are supported by sales personnel, representatives, and tradeshows. Universal has undertaken only minimal advertising in trade publications. Universal employs a direct sales force of 5, outside sales representatives of 16, and in-house customer service representatives of 7.

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

COMPETITION

Universal competes in the sale of its batteries and battery packs with many companies located in the United States, Mexico and Asia. In the sales of electronic components, Universal faces competition from many large electronic distributors, factory direct sales outlets and other importers throughout the United States and exporters in Asia, which compete in the US markets on an ever increasing basis. Many of Universal's competitors are substantially larger and have greater resources. Universal is able to compete on the basis of breadth of product offering, price, quality, product innovation and service.

ENVIRONMENTAL MATTERS

Universal believes that it complies with all relevant federal, state, and local environmental regulations and does not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

PATENTS AND TRADEMARKS

Universal does not depend on the patents and trademarks of its vendors and suppliers. Universal does have the trademarks on the names UB Scootin(R) and Adventure Power(R) which it acquired in 2004.

SOURCES AND AVAILABILITY OF MATERIALS

Universal has established relationships with overseas battery manufacturers from which it purchases its batteries. These manufacturers are responsible for providing product to the Company's specifications however shortages or increased prices in raw material components such as lead and copper used in battery production, directly affect the Company's ability to maintain adequate stock levels at competitive prices. One of the largest overseas suppliers of product to the Company is located in China which provided approximately 19% of Universal's products during 2004. Additionally, Universal has one supplier, Ademco, a Division of Honeywell Corporation, that provided approximately 44% of Universal's products during 2004. The loss of either of these relationships may have a material effect on Universal's business.

Universal purchases its raw materials, such as wire, metals and packaging materials, from a number of local sources and is not dependent on any single source for raw materials. Except as noted above, Universal believes that the loss of any single supplier of raw materials would not adversely affect its business.

GOVERNMENTAL MATTERS

Except for usual and customary business licenses, permits and regulations, Universal's business is not subject to governmental regulations or approval of its products.

                       ALPHANET HOSPITALITY SYSTEMS, INC.

Founded in 1992, AlphaNet supplies business and connectivity solutions to the hospitality industry through licensing agreements. AlphaNet's products include:
The Office(TM), WaveLan(TM) InnFax(TM), and Laptop Connect(TM). WaveLan(TM) can be installed as a stand-alone system or in conjunction with The Office(TM), an automated business center solution and Laptop Connect(TM), a wired and wireless high speed laptop connection solution. AlphaNet's products can be found in hundreds of hotels around the world serving thousands of guestrooms.

PRODUCTS

The Office(TM) is an unattended "self-serve" credit card activated business center providing hotel guests with 24-hour access to commonly used software applications and the internet, with added email, print, fax and photocopy capabilities. The Office(TM) allows every hotel segment the ability to provide 24/7 business center services without the expense of added staff. Even hotels that currently have manned business centers during normal business hours can benefit from The Office(TM) by extending their business center to 24/7 through AlphaNet's automated solutions.

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

InnFax(TM): This product, while still actively installed in several hotels across the country, is a technology that is no longer in demand by the business traveler. The Company is currently reviewing the operations of InnFax and intends to restructure the product offering as demand continues to decline.

EQUIPMENT

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

EMPLOYEES

AlphaNet's primary offices are in Toronto, Canada. AlphaNet also maintains a repair and shipping facility in Colorado Springs, Colorado. AlphaNet employs a total of 12 full-time employees and 1 part time employee.

SALES AND MARKETING

AlphaNet sells its products and services through direct sales. AlphaNet's sales effort is supported by trade advertising and extensive use of highly targeted direct mail. AlphaNet also typically exhibits and participates in two major industry trade shows each year.

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

SOURCES AND AVAILABILITY OF SERVICES

AlphaNet relies upon the facilities and services of various telephone and communications common carriers. The product components used in The Office(TM) product are readily available and adaptable to the latest industry computer standards.

GOVERNMENTAL MATTERS

Except for the usual and customary business licenses and regulations, AlphaNet's business is not subject to governmental regulations or approval of its products.

ITEM 2.  PROPERTIES

Zunicom

Zunicom's executive offices are located in Carrollton, Texas, and are leased by Universal.

Universal

On February 1, 2002, Universal entered into a lease for a warehouse facility in Carrollton, Texas. On March 14, 2003, Universal entered into an amendment to the lease. The term of the new lease is from February 1, 2004 and will expire on December 31, 2009. Beginning February 1, 2004, the leased space increased to approximately 92,200 square feet. Beginning July 1, 2004, the premises increased to approximately 148,840 square feet. The monthly rent shall be approximately $23,000 per month from February 1, 2004 to December 31, 2009. Universal is using the additional space to expand its distribution facility and to house its corporate offices.

On April 1, 2002, Universal entered into three year lease agreement which originally expired March 31, 2005 and has been renewed to March 31, 2006. This lease is for 1,328 square feet of office space in Overland Park, Kansas at an average monthly rent of approximately $1,700.

On April 30, 2003, Universal entered into a lease agreement for approximately five years with approximately 5,000 square feet of retail/warehouse space in Oklahoma City, Oklahoma. Universal is leasing this space for approximately $1,600 per month beginning August 1, 2003 through July 31, 2008 for its retail distribution center.

AlphaNet

AlphaNet occupies 4,900 square feet of leased office space in Toronto, Canada. As of December 31, 2004, the per month lease cost is approximately $12,000. This lease expires April 30, 2007. AlphaNet also has a repair and service facility in Colorado Springs, Colorado, which is leased on annual basis. The monthly rent from January 1, 2005 to December 31, 2005 is $725.


ITEM 3.  LEGAL PROCEEDINGS

In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission. This is an action initiated by Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively "Eveready") against the Company and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. The Company has denied infringement and has been vigorously defending this action. The International Trade commission has ruled against Eveready and the matter is currently being appealed to the United States Court of Appeals for the Federal Circuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2004.

                             Number of Securities           Weighted-Average
                             to be Issued Upon              Exercise Prices of
                             Exercise of Outstanding       Outstanding Options,
Plan Category                Options, Warrants and Rights  Warrants and Rights
---------------------------  ----------------------------  --------------------
Equity compensation plans
(stock options) approved
by stockholders                 1,059,500                              $0.87

Equity compensation plans
not approved by stockholders            -                                  -
                             --------------                       -------------
Total                           1,059,500                              $0.87
                             ==============                       =============

The common stock of the Company is traded on the NASD OTC Bulletin Board Market under the symbol ZNCM. On March 18, 2005, the last sales price of the Company's common stock was $0.96.

No dividends have been declared or paid on the Company's common stock. As of March 18, 2005, the Company has 103,888 shares of Class A preferred stock outstanding and held by two record shareholders. There is no trading market for the preferred stock. The Class A preferred stock carries an annual dividend of $0.3675 per share, payable in cash or shares of common stock. A share of preferred stock is convertible into two shares of common stock at the option of the holder. The Company has paid all dividends due on the Class A preferred stock.

As of March 18, 2005, the Company had 8,513,445 shares of common stock issued and outstanding and held by 569 shareholders of record.

The following table sets forth the high and low bid prices of the Company's common stock on a quarterly basis for the calendar years 2002, 2003 and 2004, as reported by the NASDAQ Trading and Market Services:


               Calendar Period                              High           Low
               ---------------                             -----          -----
2002           First Quarter                               $0.25          $0.13
               Second Quarter                              $0.44          $0.17
               Third Quarter                               $0.38          $0.30
               Fourth Quarter                              $0.35          $0.15
2003           First Quarter                               $0.46          $0.25
               Second Quarter                              $0.60          $0.25
               Third Quarter                               $1.60          $0.60
               Fourth Quarter                              $1.49          $0.85
2004           First Quarter                               $2.20          $1.35
               Second Quarter                              $1.65          $0.82
               Third Quarter                               $1.04          $0.56
               Fourth Quarter                              $0.95          $0.57

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




                                          2004             2003          2002            2001            2000
                                          ----             ----          ----            ----            ----

Statement of Operations Data:
Net revenues                          $ 69,147,060    $ 61,122,303   $ 46,787,929    $ 31,173,579    $ 25,293,043
Cost of revenues                        58,844,757      50,271,774     37,232,428      22,980,512      16,259,437
                                      ------------    ------------   ------------    ------------    ------------
Gross profit                            10,302,303      10,850,529      9,555,501       8,193,067       9,033,606

Operating expenses                       9,976,806       9,559,962      8,186,271       7,468,102       8,017,515
                                      ------------    ------------   ------------    ------------    ------------
Income from operations                     325,497       1,290,567      1,369,230         724,965       1,016,091

Interest expense                           632,750         612,230        721,880         874,075         843,527
Other income (expense)                     (40,787)        131,255        (13,806)       (284,818)       (850,115)(1)
                                      ------------    ------------   ------------    ------------    ------------
Income (loss) from operations
   before income tax provision            (348,040)        809,592        633,544        (433,928)       (677,551)

Income tax provision                           -               -              -               -               -
Net income (loss) before
 extraordinary gain                       (348,040)        809,592        633,544        (433,928)       (677,551)

Extraordinary gain                             -               -              -               -           568,750 (2)
                                      ------------    ------------   ------------    ------------    ------------
Net income (loss)                         (348,040)        809,592        633,544        (433,928)       (108,801)
                                      ============    ============   ============    ============    ============
Net income (loss) attributable to
common stockholders                       (389,567)        768,077        591,248        (479,710)       (158,471)
                                      ============    ============   ============    ============    ============
Net income (loss) per share
   attributable to common
   stockholders (basic and diluted)   $      (0.05)   $       0.09   $       0.07    $      (0.06)   $      (0.02)

Weighted average common and common
   equivalent shares outstanding

    Basic                                8,463,023       8,407,680      8,403,390       8,276,648       7,963,523
    Diluted                              8,643,023       8,640,584      8,633,566       8,276,648       7,963,523

Balance Sheet Data:
Working capital                       $  5,773,108    $  4,987,773   $  3,730,717    $  3,658,793    $    964,361
Total assets                          $ 22,621,022    $ 20,236,471   $ 18,828,480    $ 12,183,072    $ 13,427,129
Total liabilities                     $ 17,255,888    $ 14,541,275   4 13,921,300    $  7,867,140    $  8,667,269
Stockholder's equity                  $  5,365,126    $  5,695,196   $  4,907,180    $  4,315,932    $  4,759,860

(1) Includes amortization of deferred financing costs of $295,028 and expense associated with a lawsuit settlement of $549,086.

(2) Extraordinary gain associated with the retirement of a note payable with cash and common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND AND RECENT DEVELOPMENTS

On December 22, 2004 Universal entered into a loan agreement with Compass Bank to replace its former lender with a $12,000,000 revolving line of credit at more favorable interest rates, lower fees, greater borrowing availability and other improved terms. The revolving line of credit is secured by the assets of Universal including accounts receivable, inventory and equipment.

On March 27, 2005, the maturity dates on AlphaNet notes payable to related parties totaling $860,128 were extended to March 27, 2006.

RESULTS OF OPERATIONS ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

Currently,   the  operations  of  Zunicom,   Inc.  are  conducted   through  its
subsidiaries, Universal and AlphaNet.

Revenues

Zunicom's consolidated revenues increased by $8,024,757 or 13% to $69,147,060 in 2004 compared to $61,122,303 for the similar period in 2003.

Universal had revenues of $67,159,545 in 2004 compared to $58,669,741 in 2003 or an increase of $8,489,804 or 14%.

AlphaNet had revenues of $1,987,515 in 2004 compared to $2,452,562 in 2003 or a decrease of $465,047 or 19%.

Universal's increase in revenues of $8,489,804 is primarily attributable to increased revenues from a third party fulfillment customer, Brinks, Universal's largest customer. Revenues increased from the sales to Brinks and Brinks dealers by approximately $8,200,000 in 2004. In addition, sales of battery, battery related and battery powered products increased by approximately $4,000,000 which offset the decline in drop shipment sales of $3,400,000 in 2004.

AlphaNet continues to experience declines in facsimile usage by hotel guests and declining installations of facsimile equipment at hotels. In addition, AlphaNet no longer charges hotels service and usage fees upon contract renewal. However, AlphaNet's decrease in facsimile revenues of approximately $613,000 has been partially offset by the increased usage and installations of "The Office" of approximately $154,000.

Of the $1,987,515 total AlphaNet revenues for 2004, $477,588 was generated from InnFax(TM) products compared to $1,090,344 for the same period in 2003. Facsimile revenues also includes monthly service fees on equipment previously installed under service fee plans. For service fee plans, AlphaNet retains ownership of the equipment, and earns recurring revenue from customer usage as well as a monthly service fee. For the twelve months ending December 31, 2004, service fee revenue represented 2% of total facsimile revenue compared to 28% in 2003.

Cost of Revenues

Zunicom's consolidated cost of revenues increased by $8,572,983 or 17% to $58,844,757 in 2004 from $50,271,774 in 2003.

Universal's cost of revenues totaled $58,355,712 in 2004 compared to $49,564,588 in 2003. The cost of revenues, as a percentage of revenues for Universal was 87% and 84%, respectively for 2004 and 2003. Universal's cost of product is comprised of the base product cost, freight, duty and commissions where applicable. Aggregate commissions on product purchases in 2004 were approximately $754,000 compared to approximately $923,000 in 2003.

AlphaNet's cost of revenues totaled $489,045 in 2004 compared to $707,186 in 2003. The decrease in AlphaNet's cost of revenues in 2004 compared to 2003 is primarily due to the decrease in revenues. Cost of revenues as a percentage of revenues decreased to 25% in 2004 from 29% in 2003 due to a decrease in the cost associated with The Office(TM) installation in hotels.

Operating Expenses

Zunicom's consolidated operating expenses, consisting mainly of selling, general and administrative expenses, as well as, depreciation and amortization of property and equipment, increased by $416,844 or 4% to $9,976,806 in 2004 compared to $9,559,962 in 2003.

The selling, general and administrative expenses of Universal, AlphaNet and Zunicom totaled $6,997,282, $1,240,843 and $502,255 respectively, in 2004, compared to $6,602,033, $1,288,305 and $388,885 in 2003.

The selling, general and administrative expenses of Universal were $6,997,282 in 2004 compared to $6,602,033 in 2003. Expressed as a percentage of Universal's revenues, selling, general and administrative expenses were 10% in 2004 compared to 11% in 2003. Universal's increase in selling, general and administrative expenses of $395,249 was partially attributable to increase in consulting and contract labor fees of $179,521. Additionally, cost in catalogs and new package design increased by $132,213, commissions to sales representatives increased by $127,000, rent by $115,623, bank charges by $108,903, warehouse and office supplies by $83,044, and property insurance by $64,713. These increases are attributed to the continued growth and marketing of Universal's products and sales growth to Brinks. These increases were partially offset by the decrease in personnel cost of $348,500 and bad debt expense of $102,000, compared to the same period in 2003.

AlphaNet's selling, general and administrative expenses decreased by $47,462 or 4% in 2004 compared to 2003. The decrease is primarily attributable to decreased personnel costs of $21,477 and property and general insurance cost of $25,944. These decreased expenses are attributable to the reduction in the business operations of the company as revenue in InnFax decline during 2004.

Zunicom's increase in selling, general and administrative expenses of $113,370 in 2004 was primarily attributable to fees paid to an investor relation firm of $79,580, accounting fees of $19,759 and office supplies and equipment cost of $7,487.

During the year ended December 31, 2004, Zunicom wrote off $665,856 of property and equipment, of which $639,447 was in facsimile machines. Ownership of the facsimile equipment was transferred to the hotels during 2004. Impairment related to the facsimile equipment charges incurred in 2003 totaled $559,448.

For the year ended December 31, 2004, Zunicom incurred $570,570 in depreciation and amortization expense compared to $721,291 for the similar period in 2003, a decrease of $150,721. The decrease in depreciation and amortization expense is primarily related to the facsimile equipment that has been written off by AlphaNet.

Interest Expense

Zunicom's consolidated interest expense increased to $632,750 in 2004, compared to $612,230 in 2003, an increase of $20,520 or 3%. The increase is attributable to increased borrowings on the Universal line of credit partially offset by the decrease in the interest paid on AlphaNet notes payable in 2004 due to the principal payments made during 2003.

Other Income (Expense)

Zunicom's consolidated other expense was $43,879 for the year ended December 31, 2004 compared to other income of $130,884 for 2003. The 2003 other income consists primarily of the sale of a patent by AlphaNet for net proceeds of $141,251.

RESULTS OF OPERATIONS ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

Revenues

Zunicom's consolidated revenues increased by $14,334,374 or 31% to $61,122,303 in 2003 compared to $46,787,929 for the similar period in 2002.

Universal had revenues of $58,669,741 in 2003 compared to $43,134,082 in 2002 or an increase of $15,535,659 or 36%.

AlphaNet had revenues of $2,452,562 in 2003 compared to $3,653,847 in 2002 or a decrease of $1,201,285 or 33%.

Universal's increase in revenues of $15,535,659 is primarily attributable to increased revenues from a third party fulfillment customer, Brinks, Universal's largest customer, and from factory direct shipments to other customers. Sales of battery, battery related and battery powered products remained consistent in the primary markets serviced by Universal. Specifically, revenues from sales to Brinks increased by approximately $13,000,000 in 2003 compared to 2002. Factory direct shipments increased by $1,600,000 in 2003 compared to 2002.

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

AlphaNet's cost of revenues totaled $707,186 in 2003 compared to $881,091 in 2002. The decrease in AlphaNet's cost of revenues in 2003 compared to 2002 is primarily due to the decrease in revenues. Cost of revenues as a percentage of revenues increased to 29% in 2003 from 24% in 2002 primarily due to the cost of de-installation of Innfax(TM) from hotels.

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

The selling, general and administrative expenses of Universal were $6,602,033 in 2003 compared to $5,088,007 in 2002. Expressed as a percentage of Universal's revenues, selling, general and administrative expenses were 11% in 2003 compared to 12% in 2002. Universal's increase in selling, general and administrative expenses of $1,514,026 was partially attributable to increase in personnel costs of $647,568. Additionally, bad debt expense increased by $224,239, property taxes increased by $160,731, rent increased by $91,118, product liability insurance increased $50,708, representative commission increased by $95,081 and legal expenses increased by $98,544 compared to the same period in 2002. These increases are primarily associated with additional personnel and warehouse facilities necessary for Universal's services provided to Brinks.

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

LIQUIDITY - YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMER 31, 2003

Zunicom, on a consolidated basis, had cash and cash equivalents of $458,068 and $659,350 at December 31, 2004 and 2003, respectively.

Net cash used in operating activities through December 2004 of $3,266,055 was primarily related to net loss of $348,040, decreases in trade accounts payable and accrued liabilities of $826,057, increases in inventory of $2,768,059 and accounts receivable of $1,168,945; offset by depreciation of property and equipment of $570,570 and provisions for bad debt of $346,951 and the write-off of certain facsimile equipment and other assets totaling $665,856.

Zunicom used cash in investing activities of $203,064 to purchase property and equipment during 2004.

Net cash provided in financing activities during 2004 consisted of net cash provided under the Universal line of credit of $3,274,593, for payment of current liabilities and for purchases of inventory.

The net decrease in cash in 2004 was $201,282.

Universal's current line of credit agreement with a banking institution provides for maximum borrowings of $12,000,000 with interest payable monthly at LIBOR Index rate plus 2.5% (4.91% at December 31, 2004) and matures May 5, 2007. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of Universal. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. In addition, Universal must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth as well as maximum debt to tangible net worth and an interest coverage ratio. At December 31, 2004, $8,526,903 was outstanding under the line of credit and $3,473,097 remained available for borrowings under the line of credit based on the borrowing formula. Universal's previous line of credit with a financing company was repaid in full during 2004.

At December 31, 2004, AlphaNet had notes payable to financing companies with balances totaling $860,128. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc., a company in which Kim Yeow Tan, William Tan's brother, is and officer, director and shareholder. As of December 31, 2004, AlphaNet owes $550,257 in principal on this note. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC, a company in which Jenny Jechart, a shareholder of the Company, is the principal shareholder and director. As of December 31, 2004, AlphaNet owes $309,871 in principal on this note. These notes, which bear interest at 20.5%, originally matured on October 21, 2002 and have been extended to March 27, 2006. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom. As provided for in the Universal line of credit agreement discussed in the preceding paragraph, Universal may, under certain conditions, borrow under the line to advance funds to its parent, Zunicom, to pay the indebtedness of AlphaNet. Assuming borrowing availability and certain fixed charge coverage ratio tests are met, Universal may borrow for this purpose up to 50% of its quarterly net income until such AlphaNet indebtedness is paid. No funds were borrowed under the Universal line of credit during 2004 to pay down these notes.

Zunicom is continuously researching and seeking alternative sources of financing to repay the Appel and AHS Funding notes payable. These lenders have not indicated whether they will refinance these loans. We have applied for loans from traditional lenders, but to date have been unable to secure acceptable loan terms or terms with which we can comply. To date, we have been unsuccessful in securing any alternative financing.

Zunicom believes that cash provided by its operations and cash available under the Universal line of credit will be sufficient to meet its operational needs over the next year, however, it may not be sufficient to retire the Appel and AHS Funding indebtedness.

LIQUIDITY - YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMER 31, 2002

Zunicom, on a consolidated basis, had cash and cash equivalents of $659,350 and $648,415 at December 31, 2003 and 2002, respectively.

Net cash provided by operating activities through December 2003 of $1,652,730 was primarily related to net income of $809,592, depreciation of property and equipment of $721,291 and provisions for bad debt and obsolete inventory of $475,297 and $253,823, respectively, the write off of certain facsimile equipment totaling $559,448, increases in trade accounts payable and other current liabilities of $2,016,106 offset by increases in inventory of $2,814,477 and accounts receivable of $378,752.

Zunicom used cash in investing activities of $202,844 to purchase property and equipment during 2003.

Net cash used in financing activities during 2003 consisted of net cash used under the Universal line of credit of $284,440, repayment of debt by AlphaNet and Zunicom totaling $1,132,935 and payment of preferred stock dividends of $21,576.

The net increase in cash in 2003 was $10,935.

CAPITAL RESOURCES

At December 31, 2004 the Company did not have any material commitments for capital expenditures and does not expect any material changes in the need for capital expenditures. The Company has no off balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the amounts of payments due under specified contractual obligations at December 31, 2004.

                                                                        Payments Due
                                                                          By Period
                                        --------------- --------------- -------------- -------------- ------------
                                                             Less Than                                      After
Contractual Obligations                          Total          1 Year      1-3 Years      4-5 Years      5 Years
------------------------------------    --------------- --------------- -------------- -------------- ------------
Capital Lease Obligations                   $   67,284        $20,977      $   46,307              -      $     -

Operating Leases                             1,956,966        456,132       1,165,944        334,890            -

Notes Payable to Related Parties               860,128              -         860,128              -            -
                                            ----------      ----------    -----------      ---------      -------

Total                                       $2,884,378      $ 477,109      $2,072,379       $334,890      $     -
                                            ==========      ==========    ===========      =========      =======


Universal currently uses the services of an import consultant to coordinate the purchases of goods and services from the Pacific Rim for which Universal pays a percentage of the cost of the product in servicing fees. Approximately 50% of Universal's product purchases are covered by this agreement. Under the terms of the agreement Universal is obligated to pay commission on all purchases made from factories introduced to Universal by the consultant. This agreement which has been amended orally to include additional factories and varying percentages of commission, may be terminated at any time however commissions may be payable to the consultant for as long as Universal purchases product from the introduced factories. The import consultant is independent from the management of the Company and is not associated with any employee, officer or board member of the

Company other than through the services provided for the Company. In view of the increase in the volume of business and the competitive market conditions, the Board of Universal is currently reviewing this arrangement. Additionally, Universal's parent, Zunicom, is exploring the possibilities of opening an office in China to facilitate purchases of products for Universal. However, no facilities have been secured at this time.

INTERNATIONAL CURRENCY FLUCTUATION

The goods that Universal purchases from Asia are subject to international currency fluctuations. The management of Universal does not believe that the fluctuation in currency presents a serious threat to its operations.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their estimated fair value using discounted cash flows. For the years ended December 31, 2004, 2003 and 2002; the Company wrote off certain fixed assets, primarily facsimile equipment, which were taken out of service and are no longer in use, and accordingly, recognized impairment charges totaling $665,856, $559,448, and $29,766, respectively. The charges are presented as write off of property and equipment in the accompanying consolidated statements of operations.

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

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during 2004 was not material.

Interest Rates

Our exposure to market rate risk for changes in interest rates relates primarily to Universal's line of credit. The line of credit, maturing May 2007, bears interest at LIBOR plus 2.5%. A change in the LIBOR would have a material effect on interest expense. The Company's existing long-term debt owed to related parties have fixed interest rates; however, future borrowings may bear interest at variable rates and, accordingly, the Company's exposure to market risk for changes in interest rates may change in the future. At December 31, 2004, the Company's long term debt owed to related parties is $860,128. This debt bears interest at a fixed rate of 20.5% and is due in full on March 27, 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item appears in the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm of the Company and Subsidiaries contained in Part IV ITEM 15(a) (1 and 2).

ITEM 9. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2004, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended December 31, 2004 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

                                   Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ZUNICOM, INC.

                  (a) As of December 31, 2004, the following persons served as directors and executive officers of the Company:

     Name and Age                     Position with Company                Since

     William Tan (61)                 Chairman of the Board,               1997
                                      President, Chief Executive
                                      Officer and Director

     Ian Colin Edmonds (33)           Executive Vice President of Zunicom  1999
                                      Executive Director and
                                      COO of Universal                     1999

     Julie Sansom-Reese (42)          Chief Financial Officer              1999

     Mimi Tan (31)                    Director of Operations of Zunicom
                                      Vice President, Business
                                      Development of Universal             2003
                                      Secretary of Zunicom, Universal
                                      and AlphaNet                         1998

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

William Tan and Ian Edmonds are the only members of the Company's Board of Directors. The Board acts as the Company's audit committee as well as the Company's executive compensation committee. Neither Mr. Tan nor Mr. Edmonds qualifies as an "audit committee financial expert" as defined by Item 401(h) of SEC Regulation S-K.

                  (b) Executive Officers of the Company:

WILLIAM TAN was elected Chairman of the Board, President, Chief Executive Officer and Director of the Company on February 11, 1997. Mr. Tan's principal business has been private investments. Mr. Tan has been active as an entrepreneur in the fields of finance, general insurance, property development and management for the past twenty years. He has held senior executive positions in a number of financing, insurance, textile, property development and related businesses. Mr. Tan is the father of Mimi Tan and the father-in-law of Ian Edmonds.

IAN COLIN EDMONDS is Executive Vice President and Director of Zunicom. Mr. Edmonds oversees corporate strategy and direction for the Company and its subsidiaries. Mr. Edmonds also serves as Executive Director and Chief Operating Officer of Universal, where he is responsible for overall corporate financing and merger and acquisition activities, credit risk management, operational planning, and internal systems implementation. Mr. Edmonds has served as a director of the Company since July 1997. Mr. Edmonds was elected Executive Vice President in February 1999. Mr. Edmonds holds a Bachelors in Marketing with a Minor in Statistics from the University of Denver. Mr. Edmonds is the husband of Mimi Tan.

JULIE SANSOM-REESE was named Interim Chief Financial Officer of Zunicom in November 1999. In November 2000, Ms. Sansom-Reese assumed this role on a permanent basis. Since August 1986, Ms. Sansom-Reese has served as CFO of Universal. Since October 2003, Ms. Sansom-Reese also serves as CFO of AlphaNet. Ms. Sansom-Reese earned a B.A. from Texas Tech University in August 1986.

MIMI TAN was appointed Corporate Secretary of the Company on February 16, 1998. Ms. Tan is also Director of Operations of the Company and was appointed Vice-President of Operations of Universal in July 2003. Ms. Tan graduated Cum Laude from the University of Denver, Colorado with a Bachelors Degree in Marketing and Minor in Statistics in November 1996. Prior to joining Zunicom, Ms. Tan worked in equity research at Prudential Securities. Ms. Tan is the daughter of William Tan and the wife of Ian Edmonds.

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

Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the 2004 fiscal year its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

                  (c) Other Significant and Key Employees:

The following table sets forth-certain information concerning significant employees of the Company's wholly-owned subsidiaries.

                                Age                  Position

Randy Hardin                    45         President and CEO of Universal

John J. Beasley                 55         EVP of AlphaNet

Ian Kindred                     58         COO of AlphaNet


RANDY HARDIN has been the President of Universal since October 1996 and was appointed CEO of Universal in January 1999. Mr. Hardin also serves as Director on the boards of Universal and AlphaNet. From 1982 to 1992 Mr. Hardin was employed at Interstate Batteries. From 1991 to 1996, Mr. Hardin was the National Sales Manager of MK Battery, Inc., a distributor of sealed batteries. Mr. Hardin is a graduate of Texas A&M University where he received a B.A. in Political Science in 1982.

JOHN BEASLEY, who left AlphaNet in January of 2005, originally joined the Company in August 2000 as Executive Vice President of Sales and Marketing. Prior to joining AlphaNet, Mr. Beasley was a Regional Sales Manager for Fujitsu Business Communications, a producer of networking, telecommunications and call center equipment, where he was employed for 1-1/2 years. Prior to that he was a director of the commercial products division for Zenith Electronics for over 10 years.

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

                  (d) Code of Ethics

Effective March 30, 2004 the Board of Directors adopted a Code of Ethics and Business Conduct that applies to among other persons, our Company's Chief Executive Officer, our Chief Financial Officer, as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrong doing and to promote:

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

(4) the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

(5)  account ability for adherence to the Code of Ethics and Business Conduct.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company, or its subsidiaries, during its year ended December 31, 2004, 2003, and 2002 to the CEO of the Company and each of the Company's executive officers.

                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                       Annual Compensation          Long-Term Compensation
                     ------------------------  ---------------------------------
                                               Awards                   Payouts
---------- --------- ------ ----- -----------  ----------  ------------ --------
Name and   Fiscal    Salary Bonus Other        Restricted  Securities   LTIP
Principal  Year      ($)    ($)   Annual       stock       Underlying   Payouts
Position   Ended                  Compensation award(s)    Options/     ($)
           Dec. 31                 ($)         ($)         SARs (#)
---------- --------- ------ ------ ----------  ----------  ------------ --------
William     2004          0      0          0           0            0       0
Tan,
Chairman    2003          0      0          0           0            0       0
of the
Board,      2002          0      0          0           0            0       0
President
and CEO of
the Company
---------- --------- ------ ------ ----------  ----------  ------------ --------
Ian Colin   2004    184,384  37,416         0           0            0       0
Edmonds,
Executive   2003    161,000  34,417         0           0            0       0
Vice
President   2002    129,231       0         0           0            0       0
---------- -------- ------- ------- ---------  ----------  ------------ --------
Mimi        2004    150,061  33,667         0           0            0       0
Tan,
Corporate   2003    118,877  28,700         0           0            0       0
Secretary
            2002     93,000       0         0           0            0       0
---------- -------- ------- ------- ---------  ----------  ------------ --------
Julie       2004    101,077  12,500         0           0            0       0
Sansom-Reese
Chief       2003     88,938  12,600         0           0            0       0
Financial
Officer     2002     86,200  15,275         0           0            0       0
---------- -------- ------- ------- ---------  ----------  ------------ --------
Randy       2004    208,174 171,338         0           0            0       0
Hardin
President   2003    200,000 152,338         0           0            0       0
& CEO
Universal   2002    189,254 151,087         0           0            0       0
---------- -------- ------- ------- ---------  ----------  ------------ --------
John        2004    109,077       0         0           0            0       0
Beasley
Exec Vice   2003    130,847  12,176         0           0            0       0
President
Of AlphaNet 2002    126,000       0         0           0            0       0
---------- -------- ------- ------- ---------  ----------  ------------ --------

EMPLOYMENT AGREEMENTS

Universal entered into a five year employment agreement with Ian Edmonds, effective as of July 1, 2001, to serve as Executive Director and Chief Operating Officer. The employment agreement will automatically renew month to month with the same terms and conditions. Mr. Edmonds receives a base salary of $140,000 which may be increased from time to time at the discretion of the Board. In addition, Mr. Edmonds is eligible for an incentive bonus to be paid annually, determined solely by the Board at the end of each year and is eligible to receive options to purchase 7.5% of the outstanding shares of Universal should Universal spin-off from Zunicom at some point in the future. The employment agreement with Mr. Edmonds allows for severance compensation in the event a third party purchases substantially all the assets of the business, or if Universal chooses to end the contract without cause. The severance compensation is for a twelve month period at the then current salary plus continued coverage of any medical and health benefits, and any incentive bonus as determined by the Board. In addition, if Mr. Edmonds dies or is incapacitated during the term of this agreement the severance provisions are eligible for himself or his designated beneficiaries as the case may be. Mr. Edmonds is bound by confidentiality and non-compete provisions of the agreement.

Universal entered into a five year agreement with Randy Hardin, effective March 1, 2001, to serve as President and Chief Executive Officer. The employment agreement will automatically renew month to month with the same terms and conditions. Mr. Hardin receives a base salary of $200,000 which may be increased from time to time at the discretion of the Board. In addition, Mr. Hardin is eligible for an incentive bonus to be paid annually, based upon achieving the annual targeted net income, of 10% of the pre-tax net income of Universal for that year. Mr. Hardin is eligible to receive options to purchase 10% of the outstanding shares of Universal should Universal spin-off from Zunicom at some point in the future. The employment agreement with Mr. Hardin allows for severance compensation in the event a third party purchases substantially all the assets of the business, or if Universal chooses to end the contract without cause. The severance compensation is for a twelve month period at the then current salary plus continued coverage of any medical and health benefits, and any incentive bonus as determined by the Board. In addition if Mr. Hardin dies or is incapacitated during the term of the agreement the severance provisions are eligible for himself or his designated beneficiaries as the case may be. Mr. Hardin is bound by confidentiality and non-compete provision of the agreement.


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

                                [GRAPHIC OMITTED]
                                [GRAPHIC OMITTED]

                                          Cumulative Total Return
                               ------------------------------------------------
                               12/99    12/00   12/01   12/02   12/03    12/04

ZUNICOM, INC                   100.00   26.60   16.00   25.00   149.00    95.00
RUSSELL 2000                   100.00   96.98   99.39   79.03   116.38   137.71
NASDAQ ELECTRONIC COMPONENTS   100.00   81.80   70.04   34.99    67.83    53.30





ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 18, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of Zunicom, Inc., (iii) each of the executive officers of Zunicom, and (iv) all directors and executive officers of Zunicom as a group.

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
William Tan            4,627,546 (3) 42.30%    5,000               4.36%
President and CEO      Direct                  (through
No. 18 Jalan Sri       and Indirect            ownership of
Semantan 1                                     5,000 units)
Damansara Heights
50490 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------
Kim Yeow Tan           1,368,636(4)  15.05%    0                   0
11 Jalan Medang        Direct
Bukit Bandaraya
59100 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------
Jenny Jechart          1,094,696(5)  12.03%    0                   0
P.O. Box 4005          Direct and
Tustin, CA 92781       Indirect
---------------------  ------------  --------  ----------------    ------
Mimi Tan,              355,000(6)    4.10%     0                   0
Secretary              Direct and
1720 Hayden Road       Indirect
Carrollton, TX  75006
---------------------  ------------  --------  ----------------    ------

---------------------  ------------  --------  ----------------    ------
Ian Colin Edmonds      200,000(7)    2.30%     0                   0
Vice President and     Direct
Director
1720 Hayden Road
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------
Randy Hardin           230,000 (8)   2.63%     0                   0
President & CEO
Universal
1720 Hayden Road
Carrollton, TX 75006
--------------------   ------------  --------  ---------------    ------
Julie Sansom-Reese     22,250(9)     0.26%     0                  0
Chief Financial        Direct
Officer
1720 Hayden Road
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------
All Directors          5,434,796     47.08%    5,000               4.36%
and Executive
Officers as a Group
(5 persons)
---------------------  ------------  --------  ----------------    ------
(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(2) Percent of Class for the Common Stock is based on the 8,513,445 shares outstanding as of March 18, 2005. Percent of Class for the Series A Preferred Stock is based on 103,888 shares outstanding as of March 18, 2005. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares assumable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from March 18, 2005.

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

(6) Represents (i) 205,000 shares attributed to Ms. Tan through Equator Holdings, Inc. a company of which Ms. Tan is a director and officer and (ii) options held directly by Ms. Tan to acquire 150,000 shares of common stock.

(7) Represents shares underlying options held directly by Mr. Edmonds to acquire 200,000 shares of common stock.

(8) Represents shares underlying options held by Mr.Hardin to acquire 230,000 shares of common stock.

(9) Represents shares underlying options held by Ms. Sansom-Reese to acquire 22,250 shares of common stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Zunicom engaged Placement & Acceptance, Inc. a British Virgin Islands corporation, to effect a private placement of securities, which was consummated in December 1997. Mr. Tan is a director and shareholder of Placement & Acceptance, Inc. Placement & Acceptance, Inc. received fees of $112,000, inclusive of expenses, for acting as sales agent in the placement. Zunicom also engaged Placement & Acceptance, Inc. in October, 1999 to effect a private placement of securities to raise $1,400,000 for Zunicom's acquisition of AlphaNet. Placement & Acceptance, Inc. received a placement fee of warrants to purchase 500,000 shares in consideration for services rendered. The warrants are exercisable at $0.75 per share and expire on October 20, 2005.

On October 26, 1999, Zunicom completed the acquisition of AlphaNet. As part of this transaction, Placement & Acceptance, Inc. arranged for a $2,525,000 credit facility for AlphaNet to refinance its existing indebtedness. $1,525,000 of the indebtedness was refinanced through Appel Investments, Inc. and $1,000,000 through AHS Funding, LLC. William Tan's brother, Kim Yeow Tan, is an officer of Appel Investments, Inc. Jenny Jechart, a shareholder, is a principal of AHS Funding, LLC. AlphaNet paid a loan origination fee of $150,737 to Appel Investments, Inc. and $98,828 to AHS Funding, LLC. The remaining balance of the indebtedness is an interest only loan at 20.5% per annum. The maturity date of the indebtedness has been extended to March 27, 2006. This indebtedness is guaranteed by Zunicom. As additional consideration for the original refinancing, Appel Investments, Inc. and AHS Funding, LLC received warrants to purchase 116,703 shares and 76,514 shares, respectively, of common stock exercisable at $0.75 per share. The warrants expire on October 20, 2006. Placement & Acceptance, Inc. received a placement fee of warrants to purchase 550,000 shares of common stock, exercisable at $0.75 per share. These warrants expire on October 20, 2005. The current balance due on the Appel Investments, Inc. and AHS Funding, LLC loans is $550,257 and $309,871, respectively, as of March 18, 2005.

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

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the reviews of Forms 10-Q and for the audits of the consolidated financial statements of the Company were approximately $146,000 for 2004 and approximately $121,000 for 2003.

Audit-Related Fees. Aggregate fees billed for all audit-related services rendered by KBA Group LLP consisted of approximately $12,000 for 2004 and approximately $12,000 for 2003. These amounts primarily include audits of one of the Company's subsidiaries.

Tax Fees. Aggregate fees billed for permissible tax services rendered by KBA Group LLP consisted of approximately $17,000 for 2004 and approximately $35,000 for 2003. These amounts include tax strategy services, preparation of federal and state income tax returns and franchise tax returns.


                                     PART IV

Item 15. Exhibits, FINANCIAL STATEMENT SCHEDULES and Reports on Form 8-K

         (a)      1.  Consolidated Financial Statements.

The  following   consolidated   financial   statements  of  Zunicom,   Inc.  and
subsidiaries, are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of December 31, 2004 and 2003
  Consolidated Statements of Operations for the years ended December 31, 2004,
     2003 and 2002
  Consolidated Statement of Changes in Stockholders' Equity for the years ended
     December 31, 2004, 2003, and 2002
  Consolidated Statements of Cash Flows for the years ended December 31, 2004,
     2003, and 2002
  Notes to Consolidated Financial Statements

                  2.  Financial Statement Schedules.

                  Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

         (b)  Reports on Form 8-K

                  On December 22, 2004, Zunicom Inc. issued the press release attached as Exhibit 10.11 announcing that Universal Power Group, Inc. has entered into a Revolving Credit and Security Agreement with Compass Bank to replace its former lender GE Commercial Credit. The revolving line of credit for $12.0 million carries an interest rate of LIBOR plus 250 basis points and is secured by the assets of Universal Power Group including accounts receivable, inventory and equipment. This agreement expires May 2007.

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

              10.11 Revolving Credit and Security Agreement by and between Compass Bank and Universal Power Group Inc, December 14, 2004.

              14.1 Code of Ethics and  Business  Conduct  as  adopted  March 30,
2004.

              31.1 Certification related to Annual Report Form 10-K disclosures.

              31.2 Certification related to Annual Report Form 10-K disclosures

              32.1 Certification pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

              32.2 Certification pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

        (b)  Reports on Form 8-K

             Form 8-K issued on December 22, 2004 Other Events and Regulation FD Disclosure

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.

                                    Date:    March 31, 2005

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

  Signature                      Capacity                            Date


/s/ William Tan            Director, Chairman of the Board,     March 31, 2005
-----------------------    President and Chief Executive        --------------
William Tan                Officer (principal executive officer)


/s/ Ian Edmonds            Executive Vice President             March 31, 2005
-----------------------    and Director                         --------------
Ian Edmonds


/s/ Julie Sansom-Reese     Chief Financial Officer              March 31, 2005
-----------------------    (principal financial officer)        --------------
Julie Sansom-Reese

                                     Exhibit
                             Subsidiaries of Issuer


Universal Power Group Inc. (Universal), wholly-owned by Zunicom, Inc.

AlphaNet Hospitality Systems, Inc. (AlphaNet), wholly-owned by Zunicom, Inc.

                                 ITEM 15 (a)(1)
                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ZUNICOM, INC. AND SUBSIDIARIES


                                DECEMBER 31, 2004

                          INDEX TO FINANCIAL STATEMENTS

                         ZUNICOM, INC. AND SUBSIDIARIES


                                                                       Page
                                                                       ----
Report of Independent Registered Public Accounting Firm................F-3

Financial Statements

     Consolidated Balance Sheets as of December 31, 2004 and 2003......F-4

     Consolidated Statements of Operations
        for the years ended December 31, 2004, 2003 and 2002...........F-6

     Consolidated Statement of Changes in Stockholders' Equity
        for the years ended December 31, 2004, 2003 and 2002...........F-7

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2004, 2003 and 2002...........F-8

     Notes to Consolidated Financial Statements........................F-10

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
               -------------------------------------------------------


Stockholders and Board of Directors
Zunicom, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zunicom, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule appearing under
Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zunicom, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KBA GROUP LLP
February 27, 2005, except for Note N
to which the date is March 27, 2005

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 and 2003


                                     ASSETS




                                                       2004             2003
                                                  ------------     ------------
CURRENT ASSETS

    Cash and cash equivalents                     $    458,068     $    659,350
    Accounts receivable - trade, net
      of allowance for doubtful
      accounts of $249,447 and $279,575              7,422,351        6,718,931
    Accounts receivable - other                        248,768          130,194
    Inventories - finished goods,
      net of allowance for
      obsolescence of $263,313
      and $676,533                                  13,290,974       10,574,381
    Prepaid expenses and
      other current assets                             480,466          543,962
                                                  ------------     ------------
      Total current assets                          21,900,627       18,626,818
                                                  ------------     ------------

PROPERTY AND EQUIPMENT
    Facsimile and business center
      equipment                                        874,801        2,348,629
    Machinery and equipment                            443,243          697,130
    Computer equipment                                 140,214          237,608
    Furniture and fixtures                             240,612          318,795
    Leasehold improvements                             297,729          195,998
    Vehicles                                           140,676          140,676
                                                  ------------     ------------
                                                     2,137,275        3,938,836
  Less accumulated depreciation
    and amortization                                (1,454,527)      (2,378,885)
                                                  ------------     ------------
      Net property and equipment                       682,748        1,559,951
                                                  ------------     ------------

OTHER ASSETS                                            37,647           49,702
                                                  ------------     ------------

TOTAL ASSETS                                      $ 22,621,022     $ 20,236,471
                                                  ============     ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 and 2003


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      2004              2003
                                                 ------------      ------------
CURRENT LIABILITIES
  Line of credit                                 $  8,526,903      $  5,252,310
  Current portion of long-term debt                    20,977            20,948
  Accounts payable                                  5,318,797         6,580,017
  Accrued liabilities                               2,211,741         1,776,570
  Other current liabilities                            49,101             9,200
                                                 ------------      ------------
      Total current liabilities                    16,127,519        13,639,045
                                                 ------------      ------------

NOTES PAYABLE - RELATED PARTY                         860,128           860,128
LONG-TERM DEBT, less current portion                   46,307            42,102
DEFERRED RENT- less current portion                   221,942               -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value,
    1,000,000 shares  authorized;
    104,588 and 114,588 Class A
    Shares issued and outstanding;
    liquidation preference of
    $549,087 as of December 31, 2004                  104,588           114,588
  Common stock - $0.01 par value;
    50,000,000 shares  authorized;
    8,512,048 and 8,419,670 shares
    issued and outstanding                             85,120            84,197
  Additional paid-in capital                       14,521,415        14,452,841
  Accumulated deficit                              (9,345,997)       (8,956,430)
                                                 ------------      ------------
      Total stockholders' equity                    5,365,126         5,695,196
                                                 ------------      ------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                            $ 22,621,022      $ 20,236,471
                                                 ============      ============




          The accompanying notes are an integral part of these consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                            2004             2003            2002
                                                            ----             ----            ----
REVENUES
    Sales                                               $ 67,159,545    $ 58,669,741    $ 43,134,082
    Service revenue                                        1,987,515       2,452,562       3,653,847
                                                        ------------    ------------    ------------
                                                          69,147,060      61,122,303      46,787,929
COST OF REVENUES
    Cost of goods sold                                    58,355,712      49,564,588      36,351,337
    Direct servicing costs                                   489,045         707,186         881,091
                                                        ------------    ------------    ------------
                                                          58,844,757      50,271,774      37,232,428
                                                        ------------    ------------    ------------

GROSS PROFIT                                              10,302,303      10,850,529       9,555,501

OPERATING EXPENSES
    Selling, general and administrative                    8,740,380       8,279,223       7,349,066
    Depreciation and amortization of property and
       equipment                                             570,570         721,291         807,439
    Write off of property and equipment                      665,856         559,448          29,766
                                                        ------------    ------------    ------------
                                                           9,976,806       9,559,962       8,186,271
                                                        ------------    ------------    ------------
INCOME FROM OPERATIONS                                       325,497       1,290,567       1,369,230

OTHER EXPENSES
    Interest income                                            3,092             371           1,758
    Interest expense, related party                         (177,390)       (301,725)       (478,110)
    Interest expense, other                                 (455,360)       (310,505)       (243,770)
    Other, net                                               (43,879)        130,884         (15,564)
                                                        ------------    ------------    ------------
                                                            (673,537)       (480,975)       (735,686)
                                                        ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISON FOR
INCOME TAXES                                                (348,040)        809,592         633,544
                                                        ------------    ------------    ------------
PROVISION FOR INCOME TAXES                                       -               -               -
                                                        ------------    ------------    ------------
NET INCOME (LOSS)                                       $   (348,040)   $    809,592    $    633,544
                                                        ============    ============    ============
Net income (loss) attributable to common stockholders   $   (389,567)   $    768,077    $    591,248
                                                        ============    ============    ============
Net income (loss) per share
attributable to common stockholders
       Basic                                            $      (0.05)   $       0.09    $       0.07
                                                        ============    ============    ============
       Diluted                                          $      (0.05)   $       0.09    $       0.07
                                                        ============    ============    ============
Number of weighted average shares of common stock
outstanding
       Basic                                               8,463,023       8,407,680       8,403,390
                                                        ============    ============    ============
       Diluted                                             8,463,023       8,640,584       8,633,566
                                                        ============    ============    ============




              The accompanying notes are an integral part of these
                        consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                 Preferred Stock                 Common Stock            Additional
                             Number of                      Number of                     Paid-in      Accumulated
                              Shares           Amount        Shares          Amount       Capital        Deficit          Total
Balances at
   January 1, 2002             115,088   $    115,088      8,403,390  $     84,034   $ 14,496,437   $(10,379,627)  $  4,315,932
Dividends paid in cash             -              -              -             -          (42,296)           -          (42,296)
Net income for 2002                -              -              -             -              -          633,544        633,544
                          ------------   ------------   ------------  ------------   ------------   ------------   ------------
Balances at December
   31, 2002                    115,088        115,088      8,403,390        84,034     14,454,141     (9,746,083)     4,907,180

Conversion of preferred
   stock into common
   stock                          (500)          (500)         1,000            10            490            -              -
Dividends paid by
   issuance of common
   stock                           -              -           15,280           153         19,786        (19,939)           -
Dividends paid in cash             -              -              -             -          (21,576)           -          (21,576)
Net income for 2003                -              -              -             -              -          809,592        809,592
                          ------------   ------------   ------------  ------------   ------------   ------------   ------------
Balances at December
   31, 2003                    114,588        114,588      8,419,670        84,197     14,452,841     (8,956,430)     5,695,196

Conversion of preferred
   stock into common
   stock                       (10,000)       (10,000)        20,000           200          9,800            -              -
Issuance of common
   stock pursuant
   to employee
   exercise of
   stock options                   -              -           25,000           250         17,720            -           17,970

Dividends paid by
   issuance of common
   stock                           -              -           47,378           473         41,054        (41,527)           -

Net loss for 2004                                                                                       (348,040)      (348,040)
                          ------------   ------------   ------------  ------------   ------------   ------------   ------------
Balances at December 31,
  2004                         104,588   $    104,588      8,512,048  $     85,120   $ 14,521,415   $ (9,345,997)  $  5,365,126
                          ============   ============   ============  ============   ============   ============   ============






            The accompanying  notes are an integral part of this
                       consolidated financial statement.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                     2004           2003           2002
                                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $  (348,040)   $   809,592    $   633,544

Adjustments to  reconcile  net income  (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization of property and equipment       570,570        721,291        807,439
      Loss on disposal of property and equipment                      7,446            -              -
      Provision for bad debts                                       346,951        475,297        332,076
      Provision for obsolete inventory                               51,468        253,823        259,546
      Write off of property and equipment                           665,856        559,448         29,766
      Change in operating assets and liabilities
         Accounts receivable - trade                             (1,050,371)      (439,169)    (3,661,015)
         Accounts receivable - other                               (118,574)        60,417       (160,523)
         Inventories                                             (2,768,059)    (2,814,477)    (4,839,402)
         Prepaid expenses and other current assets                   63,496        (18,123)       379,178
         Other assets                                                12,055         28,525        (73,302)
         Accounts payable                                        (1,261,228)     1,182,507      2,949,937
         Accrued liabilities                                        435,171        833,599        501,987
         Deferred rent                                              127,204            -              -
                                                                -----------    -----------    -----------
Net cash provided by (used in) operating activities              (3,266,055)     1,652,730     (2,840,769)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                           (203,064)      (202,844)      (533,070)
      Decrease in certificate of deposit                                -              -          160,563
                                                                -----------    -----------    -----------
Net cash used by investing activities                              (203,064)      (202,844)      (372,507)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net activity on line of credit                              3,274,593       (284,440)     3,429,388
      Proceeds from the exercise of stock options                    17,970            -              -
      Repayment of notes payable- related party                         -       (1,115,726)      (873,203)
      Repayment of long-term debt                                   (24,726)       (17,209)        (7,351)
      Payment of preferred stock dividends                              -          (21,576)       (42,296)
                                                                -----------    -----------    -----------
 Net cash provided by (used in)financing activities               3,267,837     (1,438,951)     2,506,538
                                                                -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (201,282)        10,935       (706,738)

Cash and cash equivalents at beginning of period                    659,350        648,415      1,355,153
                                                                -----------    -----------    -----------
Cash and cash equivalents at end of period                      $   458,068    $   659,350    $   648,415
                                                                ===========    ===========    ===========







               The accompanying  notes are an integral part of this
                       consolidated financial statement.
                                  -continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                           2004           2003           2002
                                                           ----           ----           ----

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                         $   623,000    $   632,000    $   740,000
Income taxes paid                                     $    22,229    $       -      $       -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
      Preferred stock dividends paid
         through issuance of common stock             $    41,527    $    19,939    $       -
                                                      ===========    ===========    ===========
      Conversion of preferred stock to common stock   $    10,000    $       500    $       -
                                                      ===========    ===========    ===========
      Acquisition of property and equipment through
         capital lease                                $    28,960    $    21,244    $    53,402
                                                      ===========    ===========    ===========
      Capitalized lease incentives                    $   134,639    $       -      $       -
                                                      ===========    ===========    ===========





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

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a reduction in the valuation allowance and a credit to accounts receivable.

Inventories

Inventories consist of finished goods, primarily batteries and security products related to Universal's third party fulfillment and materials used in the assembly of batteries into "packs". All items are stated at the lower of cost or market.

Electronic component, battery and security product inventory is determined by the average cost method by specific part. The Company performs periodic evaluations, based upon business trends, to specifically identify obsolete, slow moving, and non-salable inventory. Inventory allowances are evaluated periodically to ensure they reflect current business trends.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization of equipment is provided using the straight line method over the estimated useful lives of the assets ranging from three to ten years. Assets held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the related asset.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their estimated fair value using discounted cash flows. For the years ended December 31, 2004, 2003 and 2002; the Company wrote off certain fixed assets, primarily facsimile equipment, which were taken out of service and are no longer in use, and accordingly, recognized impairment charges totaling $665,856, $559,448, and $29,766, respectively. The charges are presented as write off of property and equipment in the accompanying consolidated statements of operations.

Deferred Rent

Universal's operating lease for its primary office and warehouse space contains a free rent period and contains predetermined fixed increases of the minimum rental rate during the initial lease term. For this lease, Universal recognizes rental expense on a straight-line basis over the minimum lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent. In addition, the landlord provided certain allowances for leasehold improvements on this office and warehouse space which have been recorded as deferred rent and leasehold improvements. The deferred rent will be amortized as an offset to rent expense over the remaining term of the related lease.

Revenue Recognition

Revenues from product sales including battery, electronic components and third-party fulfillment are recognized upon shipment. Service revenues are recognized as the services are provided.

Shipping and Handling Costs

Shipping and handling costs are charged to costs of revenues in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair values of the Company's stock over the exercise price. Under APB Opinion No. 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2004, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123," net income (loss) and income (loss) per share would have been increased (decreased) as indicated below:

                                                 Years Ended December 31

                                          2004            2003           2002

Net income (loss) attributable
 to  common  stockholders  as
 reported                             $ (389,567)     $  768,077     $  591,248
Add:     Stock-based  employee
 compensation  expense  included in
 reported net income (loss)                  -               -              -
Deduct:  Stock-based employee
 compensation  expense determined
 under fair value based method          (141,041)         (4,607)       (17,248)
Pro-forma net income (loss)
 attributable to common stockholders  $ (530,608)     $  763,470     $  574,000
                                      ==========      ==========     ==========

Net income (loss) per share
 attributable to common stockholders
 Basic and diluted:
 As reported                          $    (0.05)     $     0.09     $     0.07
                                      ==========      ==========     ==========


 Pro Forma                            $    (0.06)     $     0.09     $     0.07
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

Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss), decreased or increased by the preferred stock dividends of $41,527, $41,515, and $42,296 for the years ending December 31, 2004, 2003 and 2002, respectively, by the weighted average number of common shares outstanding for the year. Diluted net income(loss) per share is computed by dividing net income (loss) decreased or increased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company's common stock equivalents, including 3,529,581 warrants and 1,097,000 options to purchase the Company's common stock, are not included in the diluted loss per share for the year ended December 31, 2004 as they are anti-dilutive.

In addition, the effect of the as-if conversion of the preferred stock outstanding at December 31, 2004 into 209,176 shares of common stock has been excluded from the computation of diluted loss per share as the effect is anti-dilutive.

The following table provides reconciliation between basic and diluted net income
(loss) per share attributable to common stockholders:


                                              Years Ended December 31,

                                       2004             2003            2002
                                       ----             ----            ----
Net income (loss)
 attributable to common
 stockholders                      $  (389,567)     $   768,077     $   591,248
                                   ===========      ===========     ===========

Weighted average number
 of shares outstanding
Basic                                8,463,023        8,407,680       8,403,390

Dilutive effect of
 common stock equivalents                  -            232,904         230,176
                                   -----------      -----------     -----------
Diluted                              8,463,023        8,640,584       8,633,566
                                   ===========      ===========     ===========
Net income (loss) per
 share attributable to
 common stockholders
Basic                              $     (0.05)     $      0.09     $      0.07
                                   -----------      -----------     -----------
Diluted                            $     (0.05)     $      0.09     $      0.07
                                   -----------      -----------     -----------


Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. For the Company, SFAS No. 123R is effective July 1, 2005.

The Company plans to adopt the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No amendments to prior periods presented are permitted under the modified prospective method. The future impact of the adoption of SFAS No. 123R cannot be predicted as this time because it will depend on levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income included in the Stock-Based Compensation policy footnote.

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

NOTE C - INVENTORIES

Inventories at December 31, 2004 and 2003 consist of the following:


                                                 2004                   2003
                                                 ----                   ----

Battery inventory                        $     6,750,064         $    6,031,874
Security related inventory                     5,948,172              3,938,337
Electronic components inventory                  818,252                760,014
Facsimile and business center inventory           37,799                520,689
Inventory obsolescence reserve                  (263,313)              (676,533)
                                         ---------------         --------------
                                         $    13,290,974         $   10,574,381
                                         ===============         ==============

NOTE D - LINES OF CREDIT

Universal's current line of credit agreement with a banking institution provides for maximum borrowings of $12,000,000 with interest payable monthly at LIBOR Index rate plus 2.5% (4.91% at December 31, 2004) and matures May 5, 2007. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of Universal. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. In addition, Universal must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. At December 31, 2004, $8,526,903 was outstanding under the line of credit and $3,473,097 remained available for borrowings under the line of credit based on the borrowing formula.

During 2003, Universal had a line of credit with a financing company that provided for maximum borrowings of $12,000,000 with an interest rate of 5.5% at December 31, 2003. At December 31, 2003 $5,252,310 was outstanding under this line of credit. The line was fully repaid during 2004.

NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt at December 31, 2004 and 2003 consists of the following:
                                                2004                    2003
                                              -------                 -------
    Note payable to a related party,
    with interest payable monthly at
    20.5%, and  principal due at
    maturity  (March 27, 2006),
    guaranteed by Zunicom, with
    first lien on all AlphaNet
    assets and second lien on AlphaNet
    common stock (see additional
    discussion in Notes F and N)          $   550,257              $   550,257

    Note payable to a related party,
    with interest payable monthly at
    20.5%, and  principal due at
    maturity  (March 27, 2006),
    guaranteed by Zunicom, with
    first lien on all AlphaNet
    assets and second lien on AlphaNet
    common stock (see additional
    discussion in Notes F and N)              309,871                  309,871

    Other                                      67,284                   63,050
                                            ---------                ---------
                                              927,412                  923,178
    Less current maturities                   (20,977)                 (20,948)
                                            ----------               ---------
    Long-term portion                     $   906,435              $   902,230
                                            ==========               =========

At December 31, 2004, maturities on notes payable and long-term debt are as follows:

             Year ended
            December 31,
            ------------
               2005.............................  $  20,977
               2006.............................    881,096
               2007.............................     18,725
               2008.............................      6,614
                                                  ---------
                                                  $ 927,412
                                                  =========

NOTE F - RELATED PARTY TRANSACTIONS

The Company leased its office and certain warehouse space, from a partnership consisting of members of the family of a shareholder. Rent paid to the partnership was $100,800 for the years ended December 31, 2004, 2003 and 2002. This lease required monthly payments of $8,400 through its expiration in February 2005. The Company vacated this space during 2004.

During 1999, the Company borrowed $1,525,000 from a finance company that has an officer who is a relative of Zunicom's president. The Company paid a loan origination fee of $150,737 related to this note payable. The loan requires interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 but has been extended until March 27, 2006 (See Note N - Subsequent Events). As additional consideration, the finance company originally received warrants to purchase 116,703 shares of Zunicom common stock exercisable at $0.75 per share. The warrants vested immediately and originally expired on October 20, 2004 but were extended during 2004 to October 20, 2005. The fair value of the warrants on the grant date of $91,255 was recorded as a discount to the original debt and was amortized over the original term of the debt. There was no value recorded for the modification of the expiration date of these warrants during 2004 as management determined that the fair value of the modified warrants was immaterial.

During 1999, the Company borrowed $1,000,000 from a finance company that has a principal who is also a shareholder of Zunicom. The Company paid a loan origination fee of $98,828 related to this note payable. The loan requires interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 but has been extended until March 27, 2006 (See Note N - Subsequent Events). As additional consideration, the finance company originally received warrants purchasing 76,514 shares of Zunicom common stock exercisable at $0.75 per share. The warrants vested immediately and originally expired on October 20, 2004 but were extended during 2004 to October 20, 2005. The fair value of the warrants on the grant date of $59,839 was recorded as a discount to the original debt and was amortized over the original term of the debt. There was no value recorded for the modification of the expiration date of these warrants during 2004 as management determined that the fair value of the modified warrants was immaterial.

Also during 1999, the Company engaged an investment company, in which the Company's president is a director and shareholder to act as sales agent in a private placement transaction. The investment company received a placement fee of 500,000 warrants as consideration for these services rendered. In addition, the Company retained the investment company to refinance certain outstanding indebtedness. The investment company received an additional 550,000 warrants in consideration for these services rendered. The 1,050,000 warrants are exercisable at $0.75 per share and originally expired on October 20, 2004 but were extended during 2004 to October 20, 2005. There was no value recorded for the modification of the expiration date of these warrants during 2004 as there was no consideration received from the investment company in return for the extension.

During February 2000, $500,000 was borrowed from Caspic International, Inc. ("Caspic"). William Tan, the President, CEO and a significant shareholder of Zunicom is also a director and shareholder of Caspic. The loan which had an original maturity date of November 25, 2000 was extended to September 10, 2003, bore an interest rate of 12% per annum payable monthly, and was secured by a pledge of the shares of capital stock of AlphaNet. This note was paid in full during 2003. As additional consideration for the loan, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share, exercisable immediately, with an original expiration date of February 24, 2005 which was extended during 2004 to February 24, 2006. The fair value of the warrants on the grant date of $163,554 was recorded as a discount to the original debt and was amortized over the original term of the debt. There was no value recorded for the modification of the expiration date of these warrants during 2004 as there was no consideration received from Caspic in return for the extension.

NOTE G - PREFERRED STOCK

The outstanding Class A preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2004 the Company has paid all dividends which have accrued on the preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. In 2004, 10,000 shares of outstanding preferred stock were converted into 20,000 shares of common stock. In 2003, 500 shares of outstanding preferred stock were converted into 1,000 shares of common stock.

NOTE H - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2004 and 2003 consist of the following:


                                           2004                    2003
                                           ----                    ----

Current deferred tax asset          $      204,505         $       349,170
Current deferred tax liability                   -                       -
 Valuation allowance                      (204,505)               (349,170)
                                    --------------         ---------------
Net current deferred tax asset      $            -         $             -
                                    ==============         ===============

Non-current deferred tax asset      $    4,685,690         $     4,352,489
Non-current deferred tax liability         (37,464)                (61,280)
Valuation allowance                     (4,648,226)             (4,291,209)
                                    --------------         ---------------
Net non-current deferred tax asset  $            -         $             -
                                    ==============         ===============

The current deferred tax asset results primarily from the provisions for inventory obsolescence and doubtful accounts and certain accrued liabilities which are not deductible for income tax purposes until paid. The non-current deferred tax asset arises from the net operating loss carry forward and the different useful lives for depreciating assets for federal income tax purposes. The net operating loss available at December 31, 2004 totals approximately $13,700,000 and begins to expire in 2011. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The Company's income tax benefit for the years ended December 31, 2004, 2003 and 2002 differed from the statutory federal rate of 34 percent as follows:


                                        2004           2003            2002

Statutory rate applied to
income (loss) before income taxes     $(118,334)     $ 275,261       $ 215,404

Increase (decrease) in income
taxes resulting from:
Amounts not deductible
for federal income tax purposes          51,945         45,915          46,576
Change in valuation allowance           212,352       (580,731)       (350,721)
Change in previous year estimates      (145,963)       259,555          88,741
                                      ---------      ---------       ---------
Income tax benefit                    $       -      $       -       $       -
                                      =========      =========       =========



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

At December 31, 2004 and 2003, Universal had receivables due from a significant customer that comprised approximately 46% and 41%, respectively, of the total trade receivables, respectively, and receivables due from another customer that comprised approximately 10% of total trade receivables at December 31, 2003. Through the date of this report, substantially all of these amounts have been collected. During the years ended December 31, 2004, 2003 and 2002, one Universal customer accounted for 51%, 50% and 38% of total revenues and another Universal customer accounted for 4%, 10% and 11%, respectively, of total revenues. The loss of these significant customers would materially decrease the Company's total revenue.

A significant portion of Universal's inventory purchases are from two suppliers representing approximately 44% and 19% for the year ended December 31, 2004, and approximately 37% and 22% for the similar period in 2003. Universal purchased approximately 61% of its product through domestic sources with the remainder purchased from international sources, predominantly in the Pacific Rim and mainland China. The majority of Universal's international purchases are coordinated through an independent consultant. The Company does not anticipate any changes in the relationships with this consultant or these suppliers; however, if such a change were to occur, the Company has alternative sources available.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2004 and 2003, the carrying value of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature.

The line of credit and long-term debt carrying values approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and because of the relative short-term nature of these instruments.

NOTE K - STOCK OPTIONS AND WARRANTS

Compensatory stock options

On July 19, 1995, the Board of Directors approved the 1995 Incentive Stock Plan ("1995 Plan") which provided for 125,000 common stock options to be issued through December 31, 1999. At December 31, 2004, 2003 and 2002, there are 49,500 options outstanding under the 1995 Plan with exercise prices ranging from $1.00 to $1.75 and expiration dates through November 2005.

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. On August 13, 1999, 341,250 options were issued to certain employees with an exercise price of $1.00 per share, which vested immediately and were exercisable over two years. All of these options expired unexercised. On November 15, 1999, 1,030,000 options under the 1999 Plan were issued to certain employees with exercise prices between $0.72 and $0.75 per share. The majority of the options vested immediately, and originally expired from two to five years from the grant date. In October 2004, the Company's Board of Directors extended the expiration date of the outstanding stock options from the November 1999 grant for one year. 280,000 of these options expired unexercised and 750,000 remain outstanding and exercisable at December 31, 2004. On November 5, 2002, 260,000 options under the 1999 Plan were issued to certain employees with exercise prices of $1.00 per share. These options vested immediately and originally expired two years from the date of issuance. The expiration dates of these options were extended one year by the Company's Board of Directors in

October 2004. All of these options remain outstanding and exercisable at December 31, 2004. The effect of the extensions of the terms of the stock options on the pro forma disclosures is considered a modification of the outstanding options. Accordingly, the 2004 pro forma disclosure includes compensation expense for the incremental fair value under SFAS No. 123 calculated using the Black-Scholes option valuation model. The estimated weighted average fair value of the modified options was $0.15 using the following assumptions: dividend of 0%; expected volatility of 85%; risk free interest rate of 3%; and an expected life of approximately one year. At December 31, 2004, 2003 and 2002, there are 1,010,000, 1,140,000 and 1,143,000 options, respectively, outstanding under the 1999 Plan.

On June 24, 2000, the Board of Directors approved the 2000 Incentive Stock Option Plan ("2000 Plan") under which 2,000,000 common stock options may be issued. At various dates throughout 2000, 80,000 options were issued under the 2000 Plan to certain employees with exercise prices of $0.72 per share. The options vested over a two year period, and expired between three to four years. At December 31, 2004, 2003 and 2002, there are 0, 25,000 and 27,000 options, respectively, outstanding under the 2000 Plan.

The estimated weighted average grant date fair value of the options granted during 2003 and 2002 using the Black-Scholes Model was $0.04 and $0.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions used for grants in 2003: dividend yield of 0%; expected volatility of 130%; risk free interest rate of 3%; and an expected life of 2 years; and the following assumptions used for grants in 2002: dividend yield of 0%; expected volatility of 169%; risk free interest rate of 4.7%; and an expected life of 3 years.

A summary of the Company's compensatory stock option plans as of and for the years ended December 31, 2004, 2003 and 2002 are as follows:


                                             Weighted Average  Range of Exercise
                                   Options     Exercise Price        Prices
                                  ---------- ----------------  -----------------

Outstanding at January 1, 2002     1,367,000   $    0.85       $  0.72 - 1.75
Granted                              260,000        1.00                 1.00
Cancelled                           (407,500)       0.95          0.75 - 1.00
                                  ----------
Outstanding at December 31, 2002   1,219,500        0.85          0.72 - 1.75
Cancelled                             (5,000)       0.72                 0.72
                                  ----------
Outstanding at December 31, 2003   1,214,500        0.85          0.72 - 1.75
Exercised                            (25,000)       0.72                 0.72
Cancelled                           (130,000)       0.75                 0.75
                                  ----------
Outstanding at December 31, 2004   1,059,500        0.87          0.75 - 1.75
                                  ==========

At December 31, 2004 there are 1,059,500 compensatory stock options outstanding with a weighted-average exercise price of $0.87 and all of these compensatory stock options are exercisable. The weighted-average remaining contractual life of the compensatory options outstanding and exercisable approximated .9 years at December 31, 2004.

Other Options

On October 11, 1999, the Board of Directors approved the issuance of 87,500 stock options in connection with a severance agreement. The options were granted with an exercise price of $0.75 per share, vested immediately and were exercisable over a two year term. 50,000 of these options expired during 2001. During 2004 the term of the remaining 37,500 unexercised options was extended to November 1, 2005. These options remained outstanding at December 31, 2004.

Warrants

During 1999, the Company sold common stock pursuant to a private placement. As part of the private placement, each common stock share purchased included a warrant to purchase an additional share of common stock at $0.75 per share. A total of 2,036,364 warrants were issued as part of the private placement. The warrants vested immediately and originally expired October 20, 2004. During 2004, the Board of Directors extended the expiration date to October 20, 2005. At December 31, 2004, 2003 and 2002, all 2,036,364 warrants are outstanding.

During 1999, the Company issued warrants to purchase 193,217 shares of common stock at $0.75 per share associated with loans from two related parties (see additional discussion in note F). The warrants vested immediately and originally expired October 20, 2004. During 2004, the Board of Directors extended the expiration date to October 20, 2005. At December 31, 2004, 2003, and 2002, all 193,217 warrants were outstanding.

During 1999 the Company issued warrants to purchase 1,050,000 shares of common stock at $0.75 per share to a related party for fund raising and the arrangement of certain debt (see additional discussion in note F). The warrants vested immediately and originally expired October 20, 2004. During 2004, the Board of Directors extended the expiration date to October 20, 2005. At December 31, 2004, 2003 and 2002, all 1,050,000 warrants are outstanding.

During 2000, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share to a related party for a loan to the Company totaling $500,000 (see additional discussion in note F). The warrants vested immediately and originally expire February 24, 2005. During 2004, the Board of Directors extended the expiration date to February 24, 2006. At December 31, 2004, 2003 and 2002, all 250,000 warrants are outstanding.

NOTE L - SEGMENTS

The battery and third party fulfillment sales segment represents the operations of Universal, which includes the stocking and sales of battery, battery related products, passive electronic components, and security and security-related products. The hospitality service operations of AlphaNet provide private in-room facsimile and office business centers for the use of business travelers. These segments were identified based on the different nature of the services, locations and, in general, the type of customers.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                          Year ended December 31, 2004
                          ----------------------------

                                                Facsimile and
                                   Battery and       Business
                                   Fulfillment         Center      Adjustment    Consolidated
                                  ------------   ------------    ------------    ------------
Revenue                           $ 67,159,545   $  1,987,515      $      -      $ 69,147,060
Depreciation and amortization          130,852        437,856           1,862         570,570
Interest Expense                       445,860        177,390           9,500         632,750
Segment income (loss)                1,184,793     (1,019,215)       (513,618)       (348,040)
Segment assets                      21,866,158        471,114         283,750      22,621,022
Capital expenditures by segment        143,219         88,805             -           232,024


                          Year Ended December 31, 2003
                          ----------------------------

                                                Facsimile and
                                   Battery and       Business
                                   Fulfillment         Center      Adjustment    Consolidated
                                  ------------   ------------    ------------    ------------
Revenue                           $ 58,669,741   $  2,452,562   $         -      $ 61,122,303
Depreciation and amortization          109,580        606,894           4,817         721,291
Interest Expense                       310,505        276,324          25,401         612,230
Segment income (loss)                2,083,376       (854,682)       (419,102)        809,592
Segment assets                      18,545,984      1,522,714         167,773      20,236,471
Capital expenditures by segment         59,798        164,290             -           224,088




                          Year Ended December 31, 2002
                          ----------------------------

                                                Facsimile and
                                   Battery and       Business
                                   Fulfillment         Center      Adjustment    Consolidated
                                  ------------   ------------    ------------    ------------
Revenue                           $ 43,134,082   $  3,653,847    $        -      $ 46,787,929
Depreciation and amortization          105,327        695,200           6,912         807,439
Interest Expense                       243,770        418,063          60,047         721,880
Segment income (loss)                1,346,842       (351,563)       (361,735)        633,544
Segment assets                      15,633,826      3,052,153         142,501      18,828,480
Capital expenditures by segment        246,303        335,910           4,259         586,472



The  adjustments  represent  corporate  assets,  depreciation  and  amortization
related  to  corporate  assets,   corporate  expenses,   and  corporate  capital
expenditures to reconcile segment balances to consolidated balances.

NOTE M - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office and warehouse facilities under various non-cancelable operating leases.

Minimum future payments on these leases as of December 31, 2004 are as follows:



          Years ending December 31,
          2005                                               $  456,132
          2006                                                  456,494
          2007                                                  364,352
          2008                                                  345,098
          2009                                                  334,890
                                                            -----------
                                                             $1,956,966
                                                            ===========

Rent expense for the years ended December 31, 2004, 2003 and 2002 totaled approximately $612,000, $491,000,and $497,000.

NOTE N - SUBSEQUENT EVENT

On March 27, 2005, the maturity dates on the notes payable to related party financing companies with outstanding balances at December 31, 2004 of $550,257 and $309,871, respectively, discussed in Notes E and F were extended to March 27, 2006. As a result of these extensions, these obligations have been presented as long-term liabilities in the accompanying 2004 Consolidated Balance Sheet.

                           SUPPLEMENTAL FINANCIAL DATA
                      SUMMARIZED QUARTERLY DATA (Unaudited)


                                             1st             2nd             3rd            4th
                                           Quarter         Quarter         Quarter        Quarter         Total
                                       -------------   -------------   -------------  -------------   -------------
2004
Revenues                               $ 14,617,628    $ 16,692,334    $ 18,676,338   $ 19,160,760    $ 69,147,060
Gross profit                              2,352,176       2,428,745       2,610,158      2,911,224      10,302,303
                                                                                                                (1)
Income (loss) from operations              (222,375)       (211,397)        358,321        400,948         325,497

Net income (loss)                          (369,082)       (370,798)        180,831        211,009        (348,040)
Net income (loss) attributable to
     common stockholders                   (380,733)       (380,595)        170,552        201,209        (389,567)
Weighted average shares:
        Basic                             8,445,157       8,454,924       8,466,425      8,485,193       8,463,023
        Diluted                           8,445,157       8,454,924       8,727,024      8,485,193       8,643,023
Income (loss) per share attributable
   to common stockholders:
        Basic                                 (0.05)          (0.05)           0.02           0.02           (0.05)

        Diluted                               (0.05)          (0.05)           0.02           0.02           (0.05)


2003
Revenues                               $ 13,658,787    $ 14,466,927    $ 16,667,445   $ 16,329,144    $ 61,122,303
Gross profit                              2,490,267       2,728,647       2,900,587      2,731,028      10,850,529
                                                                                                                (2)
Income (loss) from operations               408,920         461,420         647,534       (227,307)      1,290,567

Net income (loss)                           239,696         437,581         500,326       (368,011)        809,592
Net income (loss) attributable to
     common stockholders                    228,475         427,223         490,700       (378,321)        768,077
Weighted average shares:
        Basic                             8,403,390       8,403,390       8,409,099      8,414,770       8,407,680
        Diluted                           8,633,566       8,633,566      10,035,054      8,414,770       8,640,584
Income (loss) per share attributable
   to common stockholders:
        Basic                                  0.03            0.05            0.06          (0.04)           0.09

        Diluted                                0.03            0.05            0.05          (0.04)           0.09


(1) Net loss from operations for the fourth quarter of 2004 includes the write-off of certain revenue assets totaling $639,947, for which ownership of the facsimile equipment was transferred to our customers during 2004, and accordingly written off.

(2) Net loss from operations for the fourth quarter of 2003 includes the write-off of certain revenue assets totaling $559,448, which were no longer in use at December 31, 2003, and accordingly written off.

                         Zunicom, Inc. and Subsidiaries
                                  Item 15(a)(2)
                 Schedule II - Valuation and Qualifying Accounts

                                              Additions
                                 Balance at    charged                  Balance
                                 beginning   to expense                 at end
          Description            of period    or other   Deductions    of period
          -----------            ---------   ----------  -----------   ---------

Inventory obsolescence reserve:
    Year ended:

       December 31, 2004         $ 676,533   $  51,468   $(464,688)   $ 263,313

       December 31, 2003           422,710     253,823         -        676,533

       December 31, 2002           175,741     259,546     (12,577)     422,710


Accounts receivable reserve:
    Year ended:

       December 31, 2004         $ 279,575   $ 346,951   $(377,079)   $ 249,447

       December 31, 2003           182,235     475,297    (377,957)     279,575

       December 31, 2002           133,111     332,076    (282,952)     182,235


Deferred tax asset / liability valuation:
    Year ended:

       December 31, 2004        $4,640,379   $ 212,352   $     -     $4,852,731

       December 31, 2003         2,108,336   2,532,043         -      4,640,379

       December 31, 2002         2,459,057         -      (350,721)   2,108,336