Form 10-Q
period 2005-03-31
ZUNICOM INC
filed 2005-05-16
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005

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

                  1720 Hayden Drive, Carrollton, Texas 75006
        ----------------------------------------------------------------
                   (Address of principal executive office)


                                 (469) 892-1200
                          ----------------------------
                           (Issuer's telephone number)

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

As of March 31, 2005, 8,524,514 shares of Common Stock were outstanding.

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2005 (unaudited)
and December 31, 2004. . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Operations for the three months ended
March 31, 2005 and 2004 (unaudited). . . . . . . . . . . . . . . . .   5

Consolidated Statements of Cash Flows for the three months ended
March 31, 2005 and 2004 (unaudited). . . . . . . . . . . . . . . . .   7

Notes to Unaudited Consolidated Financial Statements . . . . . . . .   8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  16

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   16


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  17

Item 2.  Unregistered Sales of Equity Securities and
Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  17

Item 4.  Submission of Matters to a Vote of Securities Holders . . .  17

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  17

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  17

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                 (Unaudited)
                                                   March 31,     December 31,
                                                     2005            2004
                                                     ----            ----
CURRENT ASSETS
  Cash and cash equivalents                     $    503,141    $    458,068
  Accounts receivable - trade, net
   of allowance for doubtful
   accounts of $259,947 (unaudited)
   and $249,447                                    8,067,163       7,422,351
  Accounts receivable - other                         61,163         248,768
  Inventories - finished goods, net
   of allowance for obsolescence of
   $170,715 (unaudited) and $263,313              13,508,413      13,290,974
  Prepaid expenses and other current
   assets                                            557,921         480,466
                                                ------------    ------------
      Total current assets                        22,697,801      21,900,627
                                                ------------    ------------
PROPERTY AND EQUIPMENT
  Facsimile and business center equipment            906,596         874,801
  Machinery and equipment                            479,481         443,243
  Computer equipment                                 140,214         140,214
  Furniture and fixtures                             240,612         240,612
  Leasehold Improvements                             297,729         297,729
  Vehicles                                           151,598         140,676
                                                ------------    ------------
                                                   2,216,230       2,137,275

  Less accumulated depreciation and
   amortization                                   (1,530,331)     (1,454,527)
                                                ------------    ------------
      Net property and equipment                     685,899         682,748
                                                ------------    ------------
OTHER ASSETS                                          37,647          37,647
                                                ------------    ------------
TOTAL ASSETS                                    $ 23,421,347    $ 22,621,022
                                                ============    ============







            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 (Unaudited)
                                                   March 31,     December 31,
                                                     2005            2004
                                                     ----            ----
CURRENT LIABILITIES
  Line of credit                               $ 10,075,428     $  8,526,903
  Current portion of notes payable -
    related party                                   675,128                -
  Current portion of long-term debt                  20,115           20,977
  Accounts payable                                5,142,689        5,318,797
  Accrued liabilities                             1,590,553        2,211,741
  Other current liabilities                          47,697           49,101
                                               ------------     ------------
     Total current liabilities                   17,551,610       16,127,519
                                               ------------     ------------
NOTES PAYABLE - RELATED PARTY, less current
    portion                                               -          860,128
LONG-TERM DEBT, less current portion                 41,173           46,307
DEFERRED RENT, less current portion                 221,172          221,942

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value,
   1,000,000 shares authorized; 103,888 and
   104,588 Class A Shares issued and out-
   standing; liquidation preference of
   $545,412 as of March 31, 2005                    103,888          104,588
  Common stock - $0.01 par value;
   50,000,000 shares authorized; 8,524,514
   and 8,512,048 shares issued and out-
   standing                                          85,245           85,120
  Additional paid-in capital                     14,532,171       14,521,415
  Accumulated deficit                            (9,113,912)      (9,345,997)
                                               ------------     ------------
        Total stockholders' equity                5,607,392        5,365,126
                                               ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 23,421,347     $ 22,621,022
                                               ============     ============









            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                                                     2005            2004
                                                     ----            ----
REVENUES
  Sales                                          $ 17,402,572    $ 14,075,664
  Service revenue                                     425,827         541,964
                                                 ------------    ------------
                                                   17,828,399      14,617,628
COST OF REVENUES
  Cost of goods sold                               15,257,378      12,127,767
  Direct servicing costs                              115,184         137,685
                                                 ------------    ------------
                                                   15,372,562      12,265,452
                                                 ------------    ------------
GROSS PROFIT                                        2,455,837       2,352,176

OPERATING EXPENSES
   Selling, general and administrative              1,984,453       2,240,611
   Depreciation and amortization of
     property and equipment                            83,784         182,783
   Write off of property and equipment                    619         151,157
                                                 ------------    ------------
                                                    2,068,856       2,574,551
                                                 ------------    ------------
INCOME (LOSS) FROM OPERATIONS                         386,981        (222,375)

OTHER EXPENSES
 Interest income                                        1,592               -
 Interest expense, related party                      (43,131)        (48,440)
 Interest expense, other                              (97,958)        (93,084)
 Other, net                                            (5,218)         (5,183)
                                                 ------------    ------------
                                                     (144,715)       (146,707)
                                                 ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       242,266        (369,082)
                                                 ------------    ------------
PROVISION FOR INCOME TAXES                                  -               -
                                                 ------------    ------------
NET INCOME (LOSS)                                $    242,266    $   (369,082)
                                                 ============    ============
Net income (loss) attributable to common
   stockholders                                  $    232,085    $   (380,733)
                                                 ============    ============









            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                                                     2005            2004
                                                     ----            ----
Net income (loss) per share attributable to common stockholders

      Basic                                      $       0.03    $      (0.05)
                                                 ============    ============
      Diluted                                    $       0.03    $      (0.05)
                                                 ============    ============
Number of weighted average shares of common stock outstanding

      Basic                                         8,516,186       8,445,157
                                                 ============    ============
      Diluted                                       9,168,261       8,445,157
                                                 ============    ============


































            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                                                      2005           2004
                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $     242,266   $   (369,082)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Depreciation and amortization of property
     and equipment                                      83,784        182,783
   Provision for bad debts                              77,011         65,348
   Provision for obsolete inventory                     76,000         40,040
   Write off of property and equipment                     619        151,157
   Change in operating assets and liabilities:
     Accounts receivable - trade                      (721,823)       156,186
     Accounts receivable - other                       187,605         (7,117)
     Inventories                                      (293,439)       336,926
     Prepaid expenses and other current assets         (77,455)       137,822
     Other assets                                            -              -
     Accounts payable                                 (176,108)    (1,504,010)
     Accrued liabilities                              (621,188)      (985,507)
     Deferred rent                                      (2,174)             -
                                                 -------------   ------------
Net cash used in operating activities               (1,224,902)    (1,795,454)
                                                 -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                  (87,554)       (33,852)
                                                 -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit                    1,548,525      1,488,664
   Proceeds from exercise of stock options                   -         17,970
   Repayment of notes payable - related party         (185,000)             -
   Repayment of long-term debt                          (5,996)        (6,783)
                                                 -------------   ------------
Net cash provided by financing activities            1,357,529      1,499,851
                                                 -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           45,073       (329,455)

Cash and cash equivalents at beginning of year         458,068        659,350
                                                 -------------   ------------
Cash and cash equivalents at end of quarter      $     503,141   $    329,895
                                                 =============   ============








            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
               For The Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                      2005           2004
                                                      ----           ----
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                   $     121,021   $    131,609
                                                =============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Dividends paid through issuance of
    common stock                                $      10,181   $     11,651
                                                =============   ============
  Conversion of preferred stock to common stock $         700   $          -
                                                =============   ============



































            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2005. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The consolidated financial statements included in this filing should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2004.

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

NOTE C - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the option exercise price. The Company was not required to record any compensation expense related to the issuance of stock options during the three months ended March 31, 2005 and 2004. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No.123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have significantly differed from reported net income (loss).

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

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. For the Company, SFAS No. 123R is effective January 1, 2006.

The Company plans to adopt the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No amendments to prior periods presented are permitted under the modified prospective method. The future impact of the adoption of SFAS No. 123R cannot be predicted as this time because it will depend on levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income
(loss) included in the Stock-Based Compensation policy footnote.

NOTE E - NET INCOME PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased/increased by the preferred stock dividends of $10,181 and $11,651 for the three month periods ending March 31, 2005 and 2004, respectively, by the weighted average number of common shares outstanding for the period.

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

For the three month period ending March 31, 2005 the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 517,276 as they are anti-dilutive. For the three month period ending March 31, 2005 the dilutive effect of 4,317,081 stock options and warrants are included in the diluted net income per share calculation. For the period ended March 31, 2004, basic and diluted net loss per share is the same as the Company incurred a net loss for the period. The aggregate number of common stock equivalents excluded from the diluted net loss per share calculation for the three month period ending March 31, 2004 totaled 4,985,757, as they are anti-dilutive.

NOTE F - LINE OF CREDIT

Universal's current line of credit agreement with a banking institution provides for maximum borrowings of $12,000,000 with interest payable monthly at LIBOR Index rate plus 2.5% (5.32% at March 31, 2005) and matures May 5, 2007. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of Universal. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. In addition, Universal must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. At March 31, 2005, $10,075,428 was outstanding under the line of credit and $1,924,572 remained available for borrowings under the line of credit based on the borrowing formula.

NOTE G - NOTES PAYABLE - RELATED PARTY

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of March 31, 2005, AlphaNet owes $431,912 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of March 31, 2005, AlphaNet owes $243,216 in principal on this note. These notes, which have interest rates of 20.5%, payable monthly, originally matured on October 21, 2001 and have been extended to March 27, 2006. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

NOTE H - SEGMENTS

The battery and fulfillment segment represents the operations of Universal. The facsimile and business center segment represents the operations of AlphaNet. These segments were identified based on the different nature of the services, location, and, in general, the type of customers.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                      Three Months Ended March 31, 2005
                                      ---------------------------------

                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment Consolidated
                                ----------- ----------  ---------- ------------
Revenue                         $17,402,572 $  425,827  $       -  $17,828,399
Depreciation and amortization        35,590     47,729        465       83,784
Segment profit (loss)               423,124    (97,522)   (83,336)     242,266
Segment assets                   22,647,694    436,342    337,311   23,421,347
Capital expenditures by segment      47,160     40,394          -       87,554


                                      Three Months Ended March 31, 2004
                                      ---------------------------------

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

NOTE I - CONCENTRATIONS

A significant portion of Universal's business is with one major customer, Brink's Home Security, which represented approximately 63%, of the Company's first quarter 2005 revenue. At March 31, 2005, Universal had aggregate accounts receivable from this customer in the amount of $4,185,599. Through the date of this report, substantially this entire amount has been collected.

NOTE J - SHAREHOLDERS' EQUITY

During the three months ended March 31, 2005, the Company paid dividends of $10,181 on the Class A Preferred Stock through the issuance of 11,066 shares of the Company's common stock and 700 shares of preferred stock were converted into 1,400 shares of the Company's common stock. During the three months ended March 31, 2004, 25,000 shares of the Company's common stock were issued pursuant to an employee exercise of stock options for proceeds totaling $17,970.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2004.


RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its two subsidiaries, Universal and AlphaNet.

REVENUES

For the three month period ended March 31, 2005, Zunicom had consolidated revenues of $17,828,399 compared to $14,617,628 for the similar period in 2004, an increase of $3,210,771 or 22%.

Universal had revenues of $17,402,572 for the three month period ended March 31, 2005, compared to revenues of $14,075,664 for the similar period in 2004, or an increase of 24%. AlphaNet had revenues of $425,827 for the three month period ended March 31, 2005, compared to revenues of $541,964 for the similar period in 2004, or a decrease of 21%.

The $3,326,908 increase in Universal's revenues is primarily attributable to increased revenues from Brinks Home Security ("Brinks"). Specifically, Brinks sales totaled $11,304,565 for the three month period ended March 31, 2005 and $8,621,149 for the three month period ended March 31, 2004, an increase of $2,683,416. Battery product sales increased by $643,492 from the comparative period.

AlphaNet's decrease in revenues of $116,137 is attributable to decrease usage of the InnFax product which amounted to $100,671 for the period ending March 31, 2005. AlphaNet will continue to see a decline in revenue on the Innfax product as a result of the de-installations that occurred in 2004.

COST OF REVENUES

For the three month period ended March 31, 2005, Zunicom's consolidated cost of revenues increased to $15,372,562 compared to cost of revenues of $12,265,452 for the similar period in 2004, an increase of $3,107,110 or 25%.

Universal's cost of revenues totaled $15,257,378 for the three month period ended March 31, 2005, compared to $12,127,767 in the similar period in 2004, or an increase of $3,129,611 or 26%. AlphaNet's cost of revenues totaled $115,184 for the three month period ended March 31, 2005 compared to $137,685 during the similar period last year, a decrease of $22,501 or 16%.

Cost of revenues as a percentage of revenues for Universal increased to 88% compared to 86% for the similar period in 2004. This increase is mainly attributable to the lower margins earned on third party fulfillment distribution to Brinks as well as cost increases from battery suppliers and freight handlers. The gross margin for the three month period ended March 31, 2005 from fulfillment services for Brinks was approximately 10% compared to average gross margin of 16% from sales to other customers. Universal is continuously examining customer pricing based upon the product cost increases as well as reducing freight cost.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 27% for the three month period ending March 31, 2005 compared to 25% for the same period in 2004. The increase is primarily attributable to the cost of installing new office centers, license fees and repairs and maintenance.

OPERATING EXPENSES

For the three month period ended March 31, 2005, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization and the write off of property and equipment decreased to $2,068,856 compared to $2,574,551 for the similar period in 2004, an decrease of $505,695 or 20%.

The operating expenses of Universal totaled $1,625,785 for the three month period ended March 31, 2005, compared $1,810,516 for the similar period in 2004, a decrease of $184,731 or 10%. For the same periods AlphaNet's operating expenses were $359,816 compared to $626,810, a decrease $266,994 or 43% and Zunicom's operating expenses were $83,255 compared to $137,225, a decrease of $53,970 or 39%.

The decrease in Universal's operating expenses in 2005 is primarily due to decrease in bonus accruals and wages of $151,866, decrease in trade shows and related travel cost of $69,457 as well as decrease in legal expense of $33,780. There were increases in contract labor of $26,658, additional insurance cost of $22,010 and increase in bad debt expense of $20,345. The Company expects Universal's operating costs to be consistent in subsequent quarters.

The decrease in AlphaNet's operating expenses is attributable to the decreased depreciation expense from $152,915 for the three month period ended March 31, 2004 to $47,729 for the similar period in 2005 as AlphaNet's fixed assets continue to become fully depreciated or written off. As well as the decrease of $151,157 attributable to the write off of Innfax property and equipment during the first quarter of 2004.

The decrease in Zunicom's operating expenses of $53,970 is primarily due to a decrease in investor relation services for the three month period ending March 31, 2005 compared to the same period in 2004. To reduce operating expenses Zunicom cancelled their investor relation in 2004.

INTEREST EXPENSE

Zunicom's consolidated interest expense of $141,089 for the three month period ended March 31, 2005 was consistent with the same period in 2004 of $141,524.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $503,141 and $329,895 at March 31, 2005 and 2004, respectively.

Net cash used in operations was $1,224,902 compared to $1,795,454 for the three month periods ending March 31, 2005 and 2004, respectively. The cash used in operating activities in 2005 is primarily attributable to increases in trade accounts receivable and inventories of $721,823 and $293,439, respectively, and reductions in accounts payable and accrued liabilities of $176,108 and $621,118, respectively. These changes are offset primarily by net income of $242,266 and by a decrease in other accounts receivable of $187,605 as well as depreciation and amortization of property and equipment of $83,784 and the provisions for bad debts and obsolete inventory of $77,011 and $76,000, respectively. While the cash used in operating activities in 2004 was primarily related to net losses of $369,082 and reductions in accounts payable and accrued liabilities of
$1,504,010 and $985,507, respectively, partially offset by changes in receivables of $149,069, inventories of $336,926, depreciation and amortization of property and equipment of $182,783 and the write off of property and equipment totaling $151,157.

Net cash used by investing activities for the three month period ended March 31, 2005, was $87,554 compared to $33,852 for the similar period in 2004. The cash used in 2005 and 2004 was related to the purchase of property and equipment.

Net cash provided by financing activities for the three month period ended March 31, 2005 was $1,357,529 compared to $1,499,851 for the similar period in 2004. The net cash provided by financing activities for 2005 was primarily comprised of net borrowings on the Universal line of credit of $1,548,525, as well as cash used of $185,000 for the repayment of long term debt to related parties. The cash provided for 2004 was primarily related to net borrowings on the Universal line of credit totaling $1,488,664.

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of March 31, 2005, AlphaNet owes $431,912 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of March 31, 2005, AlphaNet owes $243,216 in principal on this note. These notes, which have interest rates of 20.5%, originally matured on October 21, 2001 and were extended to March 27, 2006. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

As provided for in the Universal line of credit agreement discussed in Note F in the interim consolidated financial statements found elsewhere in this report, Universal may, under certain conditions, borrow under the line to upstream funds to Zunicom, to pay this indebtedness. Assuming borrowing availability and certain fixed charge coverage ratio tests are met. Universal may borrow for this purpose up to 50% of its net income quarterly until the notes are retired. For the quarter ended March 31, 2005 Universal borrowed $185,000 in which Zunicom used to pay down the AlpaNet loans.

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

Interest Rates

Our exposure to market rate risk for changes in interest rates relates primarily to Universal's line of credit. The line of credit, maturing May 2007, bears interest at LIBOR plus 2.5%. A change in the LIBOR would have a material effect on interest expense. The Company's existing long-term debt owed to related parties has fixed interest rates; however, future borrowings may bear interest at variable rates and, accordingly, the Company's exposure to market risk for changes in interest rates may change in the future. At March 31, 2005, the Company's long term debt owed to related parties is $675,128. This debt bears interest at a fixed rate of 20.5% and is due in full on March 27, 2006.

ITEM 4. CONTROLS AND PROCEDURES

We  have  carried  out  an  evaluation,  under  the  supervision  and  with  the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We  have  carried  out  an  evaluation   under  the  supervision  and  with  the
participation of our principal executive officer and principal financial officer, of any changes in our internal controls over financial reporting that have occurred during the three month period ended March 31, 2005, and our principal executive officer and principal financial officer have concluded that there was no change during the three months ended March 31, 2005 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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



                                       Zunicom, Inc.
                                       --------------------------------


Date:  May 16, 2005                    /s/ Julie Sansom-Reese
                                       --------------------------------
                                       Julie Sansom-Reese
                                       Chief Financial Officer
                                       (principal financial officer)