Form 10-Q
period 2005-06-30
ZUNICOM INC
filed 2005-08-15
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005

     [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-27210


                                     Zunicom, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Texas                                   75-2408297
     -------------------------------              -------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation of organization)                 Identification No.)

                  1720 Hayden Drive Carrollton, TX 75006
        ----------------------------------------------------------------
                   (Address of principal executive office)


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

As of June 30, 2005, 8,535,952 shares of Common Stock were outstanding.

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheets at June 30, 2005
and December 31, 2004. . . . . . . . . . . . . . . . . . . . . . . .   3

Unaudited Consolidated Statements of Operations for the three
and six months ended June 30, 2005 and 2004  . . . . . . . . . . . .   5

Unaudited  Consolidated  Statements  of Cash Flows for the six
months ended June 30, 2005 and 2004 . . . . . . . . . . . . . . . . .  6

Notes to Unaudited Consolidated Financial Statements . . . . . . . .   7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  15

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   16


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  17

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  17

Item 4.  Submission of Matters to a Vote of Securities Holders . . .  17

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  17

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  17

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Certifications . . . . . . . . . . . . . . . . . . . . . . . . .  31.1-1

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements


                         ZUNICOM, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                        June 30,    December 31,
                                                          2005          2004
                                                          ----          ----
CURRENT ASSETS
 Cash and cash equivalents                           $    493,262  $    458,068
 Accounts receivable - trade, net of
   allowance for doubtful accounts
   of $268,447 and $249,447                             9,155,330     7,422,351
 Accounts receivable - other                               21,093       248,768
 Inventories - finished goods, net of
   allowance for obsolescence of
   $210,715 and $263,313                               13,704,701    13,290,974
 Prepaid expenses and other current assets                592,883       480,466
                                                     ------------  ------------
     Total current assets                              23,967,269    21,900,627
                                                     ------------  ------------

PROPERTY AND EQUIPMENT, NET                               655,539       682,748

OTHER ASSETS                                               37,647        37,647
                                                     ------------  ------------

TOTAL ASSETS                                         $ 24,660,455  $ 22,621,022
                                                     ============  ============





















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,    December 31,
                                                          2005          2004
                                                          ----          ----
CURRENT LIABILITIES
 Line of credit                                      $  9,675,547  $  8,526,903
 Current portion of notes payable - related party         525,128             -
 Current portion of long-term debt                         20,395        20,977
 Accounts payable                                       4,028,639     5,318,797
 Accrued liabilities                                    4,017,075     2,211,741
 Other current liabilities                                 36,697        49,101
                                                     ------------  ------------
    Total current liabilities                          18,303,481    16,127,519
                                                     ------------  ------------

NOTES PAYABLE - RELATED PARTY, less current portion             -       860,128
LONG-TERM DEBT, less current portion                       35,968        46,307
DEFERRED RENT, less current portion                       229,999       221,942

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
   1,000,000 shares authorized; 103,888 and
   104,588 Class A Shares issued and out-
   standing; liquidation preference of
   $545,412 as of June 30, 2005                           103,888       104,588
 Common stock - $0.01 par value;
   50,000,000 shares authorized; 8,535,952
   and 8,512,048 shares issued and out-
    standing                                               85,359        85,120
 Additional paid-in capital                            14,540,983    14,521,415
 Accumulated deficit                                   (8,639,223)   (9,345,997)
                                                     ------------  ------------
    Total stockholders' equity                          6,091,007     5,365,126
                                                     ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 24,660,455  $ 22,621,022
                                                     ============  ============














            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the three months ended For the six months ended
                                                      -------------------------- ------------------------
                                                               June 30,                   June 30,
                                                              ---------                   --------
                                                         2005          2004          2005         2004
                                                         ----          ----          ----         ----
REVENUES
 Sales                                               $ 20,446,237  $ 16,167,901  $ 37,848,809  $ 30,243,565
 Service revenue                                          509,679       524,433       935,505     1,066,397
                                                     ------------  ------------  ------------  ------------
                                                       20,955,916    16,692,334    38,784,314    31,309,962
COST OF REVENUES
 Cost of goods sold                                    17,833,911    14,138,271    33,091,289    26,266,038
 Direct servicing costs                                   113,122       125,318       228,306       263,003
                                                     ------------  ------------  ------------  ------------
                                                       17,947,033    14,263,589    33,319,595    26,529,041
                                                     ------------  ------------  ------------  ------------
GROSS PROFIT                                            3,008,883     2,428,745     5,464,719     4,780,921

OPERATING EXPENSES
 Selling, general and administrative                    2,284,341     2,136,108     4,267,833     4,376,719
 Depreciation and amortization of property
      and equipment                                        76,797       147,201       160,582       329,984
 Write off of property and equipment                        2,625       356,833         4,206       507,990
                                                     ------------  ------------  ------------  ------------
                                                        2,363,763     2,640,142     4,432,621     5,214,693
                                                     ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS                             645,120      (211,397)    1,032,098      (433,772)

OTHER EXPENSES
 Interest expense (including $33,098, $39,173,
    $76,229 and $87,613 to related parties)              (155,384)     (151,640)     (296,471)     (293,164)
 Other, net                                                (6,121)       (7,761)       (9,746)      (12,944)
                                                     ------------  ------------  ------------  ------------
                                                         (161,505)     (159,401)     (306,217)     (306,108)
                                                     ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           483,615      (370,798)      725,881      (739,880)
PROVISION FOR INCOME TAXES                                      -             -             -             -
                                                      -----------  ------------  ------------  ------------
NET INCOME (LOSS)                                     $   483,615  $   (370,798) $    725,881  $   (739,880)
                                                      ===========  ============  ============  ============

Net income (loss) attributable to common stockholders $   474,689  $   (380,595) $    706,774  $   (761,328)
                                                      ===========  ============  ============  ============
Net income (loss) per share attributable to
       common stockholders
       Basic                                          $      0.06  $      (0.05) $       0.08  $      (0.09)
                                                      ===========  ============  ============  ============
       Diluted                                        $      0.05  $      (0.05) $       0.08  $      (0.09)
                                                      ===========  ============  ============  ============
Number of weighted average shares of common stock
       outstanding
       Basic                                            8,528,281     8,454,924     8,522,211     8,450,041
                                                      ===========  ============  ============  ============
       Diluted                                          9,122,041     8,454,924     9,046,399     8,450,041
                                                      ===========  ============  ============  ============









            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Six months ended June 30, 2005 and 2004

                                                            2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES                        ----          ----
Net income (loss)                                       $   725,881 $  (739,880)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization of property and equipment   160,582     329,984
  Provision for bad debts                                   124,831     134,907
  Provision for obsolete inventory                          116,000      55,040
  Write-off of property and equipment                         4,206     507,990
  Change in operating assets and liabilities
    Accounts receivable - trade                          (1,857,810)   (999,098)
    Accounts receivable - other                             227,675      50,912
    Inventories                                            (529,727)   (209,171)
    Prepaid expenses and other current assets              (112,417)      6,090
    Accounts payable                                     (1,290,158)     62,169
    Accrued liabilities                                   1,805,334    (601,785)
    Deferred rent                                            (4,347)          -
                                                        ----------- -----------
Net cash used in operating activities                      (629,950) (1,402,842)
                                                        ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                      (137,579)    (94,989)
                                                        ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit                         1,148,644   1,600,021
   Proceeds from exercise of stock options                        -      17,970
   Repayment of long-term debt ($335,000 and
     $0 to related parties)                                (345,921)    (12,198)
                                                        ----------- -----------
Net cash provided by financing activities                   802,723   1,605,793
                                                        ----------- -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    35,194     107,962

Cash and cash equivalents at beginning of period            458,068     659,350
                                                        ----------- -----------
Cash and cash equivalents at end of period              $   493,262 $   767,312
                                                        =========== ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                           $   296,471 $   293,164
                                                        =========== ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

  Preferred stock dividends paid through
   issuance of common stock                             $    19,107 $    21,448
                                                        =========== ===========
  Conversion of preferred stock to common stock         $       700 $         -
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for all periods presented. The results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2004.

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

NOTE C - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for stock options granted to employees is based on the excess, if any, on the date of grant, between the fair values of the Company's stock over the option exercise price. The Company was not required to record any compensation expense related to the issuance of stock options during the three and six month periods ended June 30, 2005 and 2004. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would not have significantly differed from reported net income (loss).

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

NOTE E - NET INCOME PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased/increased by the preferred stock dividends of $8,926 and $9,797 for the three month periods ending June 30, 2005 and 2004, respectively, and $19,107 and $21,448 for the six months ending June 30, 2005 and 2004, respectively, by the weighted average number of common shares outstanding for the period.

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

For the three month period ending June 30, 2005, the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 309,500 as they are anti-dilutive. For the three month period ending June 30, 2005, the dilutive effect of 4,317,081 stock options and warrants and 207,776 shares issuable upon conversion of the outstanding preferred stock are included in the diluted net income per share calculation. For the six month period ending June 30, 2005, the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 517,276 as they are anti-dilutive. For the six month period ending June 30, 2005, the dilutive effect of 4,317,081 stock options and warrants and 1,073 common shares issuable upon conversion of outstanding preferred stock are included in the diluted net income per share calculation. For the three and six month periods ended June 30, 2004, basic and diluted net loss per share is the same as the Company incurred losses for the periods. The aggregate number of common stock equivalents excluded from the diluted net loss per share calculation for the three and six month periods ending June 30, 2004 totaled 4,985,757, as they are anti-dilutive.

NOTE F - LINE OF CREDIT

Universal's current line of credit agreement with Compass Bank provides for maximum borrowings of $12,000,000 with interest payable monthly at LIBOR Index rate plus 2.5% (5.74% at June 30, 2005) and matures May 5, 2007. On July 25, 2005, Universal entered into an Interest Rate Swap Agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and LIBOR Index Rate plus 2.5% on the balance of the outstanding borrowing under Universal's line of credit. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of Universal. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. In addition, Universal must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. At June 30, 2005, $9,675,547 was outstanding under the line of credit and $2,324,453 remained available for borrowings under the line of credit based on the borrowing formula.

NOTE G - NOTES PAYABLE - RELATED PARTY

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of June 30, 2005, AlphaNet owes $335,912 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder of the Company, is the principal shareholder. As of June 30, 2005, AlphaNet owes $189,216 in principal on this note. These notes, which have interest rates of 20.5%, payable monthly, originally matured on October 21, 2001 and have been extended to March 27, 2006. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

NOTE H - SEGMENTS

The battery and fulfillment segment represents the operations of Universal. The facsimile and business center segment represents the operations of AlphaNet. These segments were identified based on the different nature of services, location, and the type of customers.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                         Six months ended June 30, 2005
                         ------------------------------
                                           Facsimile
                                           and
                               Battery and Business
                               Fulfillment Center      Adjustment Consolidated
                               ----------- ----------- ---------- ------------
Revenue                        $37,848,809 $   935,505 $       -  $38,784,314
Depreciation and amortization       68,117      91,534       931      160,582
Segment profit (loss)            1,022,109     (83,425) (212,803)     725,881
Segment assets                  23,907,411     405,420   347,624   24,660,455
Capital expenditures by segment     66,861      70,718         -      137,579

                         Six months ended June 30, 2004
                         ------------------------------
                                           Facsimile
                                           and
                               Battery and Business
                               Fulfillment Center      Adjustment Consolidated
                               ----------- ----------- ---------- ------------
Revenue                        $30,243,565 $ 1,066,397 $       -  $31,309,962
Depreciation and amortization       58,110     270,943       931      329,984
Segment profit (loss)              263,005    (734,003) (268,882)    (739,880)
Segment assets                  19,642,374     729,341   191,053   20,562,768
Capital expenditures by segment     63,860      31,129         -       94,989

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate assets to reconcile segment balances to consolidated balances.

NOTE I - CONCENTRATIONS

A significant portion of Universal's business is with one major customer, Brink's Home Security, which represented approximately 62%, of the Company's second quarter 2005 revenue. At June 30, 2005, Universal had aggregate accounts receivable from this customer in the amount of $4,407,334. Through the date of this report, substantially all of this amount has been collected.

NOTE J - SHAREHOLDERS' EQUITY

During the six months ended June 30, 2005, the Company paid dividends of $19,107 on the Series A Preferred Stock through the issuance of 22,507 shares of the Company's common stock and 700 shares of preferred stock were converted into 1,400 shares of the Company's common stock.

NOTE K - SUBSEQUENT EVENTS

On July 25, 2005, Universal entered into an Interest Rate Swap Agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and LIBOR Index Rate plus 2.5% on the balance of the outstanding borrowing under Universal's line of credit. Prior to the agreement Universal paid interest on a floating LIBOR Index rate plus 2.5% on all outstanding borrowings, which on date of this agreement was 5.96%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Unaudited Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its two subsidiaries, Universal and AlphaNet.

REVENUES

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

For the three month period ended June 30, 2005, Zunicom had consolidated revenues of $20,955,916 compared to $16,692,334 for the similar period in 2004, an increase of $4,263,582 or 25%.

Universal had revenues of $20,446,237 for the three month period ended June 30, 2005, compared to revenues of $16,167,901 for the similar period in 2004, an increase of $4,278,336 or 26%. AlphaNet had revenues of $509,679 for the three month period ended June 30, 2005 compared to revenues of $524,433 for the similar period in 2004, a decrease of $14,754 or 3%.

The $4,278,336 increase in Universal's revenues is primarily attributable to increased revenues from sales to Brinks. Specifically, sales to Brinks totaled $12,978,828 for the three month period ended June 30, 2005 and $9,687,209 for the three month period ended June 30, 2004. Universal anticipates continued growth in Brinks revenue due to Brinks growing inventory requirements. In addition, sales of battery, battery related and battery powered products increased $986,717 over the previous year due to new customers, increased volume on existing accounts and diversification into new products compared to the same period last year. We anticipate continued sales increases in the battery, battery powered product line and new products.

AlphaNet's decrease in revenues of $14,754 is primarily attributable to a decline in customer usage of its InnFax product. AlphaNet will continue to see a decline in revenues on the Innfax product as a result of the de-installations of InnFax product from customer sites that occurred in 2004.

COST OF REVENUES

For the three month period ended June 30, 2005, Zunicom's consolidated cost of revenues increased to $17,947,033 compared to cost of revenues of $14,263,589 for the similar period in 2004, an increase of $3,683,444 or 26%.

Universal's cost of revenues totaled $17,833,911 for the three month period ended June 30, 2005, compared to $14,138,271, or an increase of $3,695,640 or 26% in the similar period in 2004. AlphaNet's cost of revenues totaled $113,122 for the three month period ended June 30, 2005 compared to $125,318 during the similar period last year, a decrease of $12,196 or 10%.

Cost of revenues as a percentage of revenues for Universal remained consistent at 87% compared to the similar period in 2004. The gross margin for the three month period ended June 30, 2005 from fulfillment and distribution for Brinks was approximately 10% compared to average gross margin of 17% from sales to other customers. Universal continues to monitor customer and vendor pricing due to raw material cost increases which are expected to continue in the near future.

AlphaNet's direct servicing costs as a percentage of service revenues decreased to 22% for the three month period ending June 30, 2005 compared to 24% for the same period in 2004. The decrease in cost is associated to additional costs incurred during 2004 for the de-installation of Innfax from customer sites.

OPERATING EXPENSES

For the three month period ended June 30, 2005, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization and the write-off of property and equipment decreased to $2,363,763 compared to $2,640,142 for the similar period in 2004, a decrease of $276,379 or 10%.

The operating expenses of Universal totaled $1,891,072 for the three month period ended June 30, 2005, compared to $1,707,775 for the similar period in 2004 an increase of 11%. For the same periods AlphaNet's operating expenses were $340,912 compared to $809,363, a decrease of 58% and Zunicom's operating expenses were $129,456 compared to $123,004 an increase of 5%.

The increase in Universal's operating expenses in 2005 is primarily due to increases in bonus expense of $150,000 based on the performance of the Company and trade shows and travel of $49,220, insurance of $33,666, and new employee cost of $27,476 increased due to the cost on focusing sales in the consumer market. These costs were partially offset by reductions in legal and consulting fees of approximately $83,000.

The decrease in AlphaNet's operating expenses is attributable to the write down of certain InnFax and "The Office" assets of $356,833 that occurred during the three months ended June 30, 2004. Write downs during the similar period in 2005 totaled $2,625. In addition, AlphaNet reduced employment and sales and marketing costs as a cost reduction measure of approximately $27,000 for the three month period ending June 30, 2005 compared to the similar period 2004.

The increase in Zunicom's operating expenses of $6,452 is primarily due to employee related expenses offset by the discontinuation of the investor relation services.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $155,384 for the three month period ended June 30, 2005 compared to $151,640 for the similar period in 2004, an increase of $3,744.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004

For the six month period ended June 30, 2005, Zunicom had consolidated revenues of $38,784,314 compared to $31,309,962 for the similar period in 2004, an increase of $7,474,352 or 24%.

Universal had revenues of $37,848,809 for the six month period ended June 30, 2005, compared to revenues of $30,243,565 for the similar period in 2004. AlphaNet had revenues of $935,505 for the six month period ended June 30, 2005, compared to revenues of $1,066,397 for the similar period in 2004.

The $7,605,244 or 25% increase in Universal's revenues is primarily attributable to revenues from increased sales to Brinks. Specifically, sales to Brinks totaled $24,283,393 for the six month period ended June 30, 2005 compared to $18,308,358 for the six month period ended June 30, 2004. Universal anticipates continued growth in Brinks revenue due to Brinks growing inventory requirements. In addition, sales of battery, battery related and battery powered products increased by $1,630,209 over the previous year due to new customers, increased volume on existing accounts and diversification into new products compared to the same period last year.

AlphaNet's decrease in revenues of $130,892 or 12% is attributable to the continued decline in revenue on the Innfax product as a result of the de-installations that occurred in 2004.

COST OF REVENUES

For the six month period ended June 30, 2005, Zunicom's consolidated cost of revenues increased to $33,319,595 compared to cost of revenues of $26,529,041 for the similar period in 2004, an increase of $6,790,554 or 26%.

Universal's cost of revenues totaled $33,091,289 for the six month period ended June 30, 2005, compared to $26,266,038 during the similar period in 2004. AlphaNet's cost of revenues totaled $228,306 for the six month period ended June 30, 2005 compared to $263,003 during the similar period in 2004.

Cost of revenues as a percentage of revenues for Universal remained consistent at 87% for the six month period ending June 30, 2005 compared to the similar period in 2004. The gross margins for the six month period ended June 30, 2005 from fulfillment and distribution for Brinks were approximately 10% compared to average gross margins of 19% from sales to other customers. Universal is monitoring customer and vendor pricing due to raw material cost increases which are expected to continue in the near future.

AlphaNet's direct servicing costs as a percentage of service revenues decreased to 24% for the six month period ending June 30, 2005 compared to 25% for the same period in 2004.

OPERATING EXPENSES

For the six month period ended June 30, 2005, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization and the write-off of property and equipment decreased to $4,432,621 compared to $5,214,693 for the similar period in 2004, a decrease of $782,072 or 15%.

The operating expenses of Universal totaled $3,516,857 for the six month period ended June 30, 2005, compared to $3,518,291 for the similar period in 2004.
AlphaNet's operating expenses totaled $703,051 compared to $1,436,173 or a decrease of 51%. Zunicom's operating expenses totaled $212,713 compared to $260,229 or an decrease of 18%.

The slight decrease in Universal's operating expenses in 2005 is primarily due to decreases in legal fees of $91,000, consulting costs of $34,000 offset by increased insurance costs of $57,000, bad debt expense of $33,000 and bonus expense of $29,000.

The decrease in AlphaNet's operating expenses is primarily attributable to the $507,990 write down of certain assets that were de-installed during the six months ended June 30, 2004. Write downs during the similar period in 2005 totaled $3,244. There were additional decreases in other employee costs of $41,000 and property taxes of $17,000 for the six month period ending June 30, 2005 compared to the similar period in 2004.

The decrease in Zunicom's operating expenses is primarily due to discontinuation of an investor relations service provider which contributed a $60,000 decrease, decreased franchise tax expense of $18,000 and travel costs of $9,500 offset by increased bonus expense of $41,000 for the six month period ending June 30, 2005 compared to the same period in 2004.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $296,471 for the six month period ended June 30, 2005 compared to $293,164 for the similar period in 2004, a decrease of $3,307.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $493,262 and $767,312 at June 30, 2005 and 2004, respectively.

Net cash used in operations was $629,950 compared to $1,402,842 for the six month periods ending June 30, 2005 and 2004, respectively. The cash used in operating activities in 2005 is primarily attributable to increases in trade accounts receivable, inventories and accrued liabilities of $1,857,810, $529,727 and $1,805,334, respectively, and reductions in accounts payable of $1,290,158. These changes are offset primarily by net income of $725,881 and by a decrease in other accounts receivable of $227,675, depreciation and amortization of property and equipment of $160,582, and the provisions for bad debts and obsolete inventory of $124,831 and $116,000, respectively. The cash used in operating activities in 2004 was related to net losses of $739,880, a decrease in accrued liabilities of $601,785 and increases in trade accounts receivable of $999,098 and inventory of $209,171, partially offset by a decrease in other accounts receivable of $50,912, depreciation and amortization of property and equipment of $329,984, the provisions for bad debts of $134,907 and obsolete inventory of $55,040, and the write-off of property and equipment totaling $507,990.

Net cash used by investing activities for the six month period ended June 30, 2005, was $137,579 compared to $94,989 for the similar period in 2004. The cash used in 2005 and 2004 was related to the purchase of property and equipment.

Net cash provided by financing activities for the six month period ended June 30, 2005 was $802,723 compared to $1,605,793 for the similar period in 2004. The net cash provided by financing activities for 2005 was primarily comprised of net borrowings on the Universal line of credit of $1,148,644, as well as cash used of $345,921 for the repayment of long-term debt. The cash provided for 2004 was primarily related to net borrowings on the Universal line of credit totaling $1,600,021.

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of June 30, 2005, AlphaNet owes $335,912 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of June 30, 2005, AlphaNet owes $189,216 in principal on this note. These notes, which have interest rates of 20.5%, payable monthly, originally matured on October 21, 2001 and have been extended to March 27, 2006. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

As provided for in the Universal line of credit agreement discussed in Note F in the interim unaudited consolidated financial statements found elsewhere in this report, Universal may, under certain conditions, borrow under the line to upstream funds to Zunicom, to pay Alphanet's indebtedness assuming borrowing availability and certain fixed charge coverage ratio tests are met. Universal may borrow for this purpose up to 50% of its net income quarterly until the notes are retired. For the six month period ending June 30, 2005 Universal borrowed $335,000 in which Zunicom used to pay down the AlphaNet loans.

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

Interest Rates

Our exposure to market rate risk for changes in interest rates relates primarily to Universal's line of credit. The line of credit, maturing May 2007, bears interest at LIBOR plus 2.5%. A change in the LIBOR would have a material effect on interest expense. The Company's existing long-term debt owed to related parties has fixed interest rates; however, future borrowings may bear interest at variable rates and, accordingly, the Company's exposure to market risk for changes in interest rates may change in the future. At June 30, 2005, the Company's long term debt owed to related parties is $525,128. This debt bears interest at a fixed rate of 20.5% and is due in full on March 27, 2006.

On July 25, 2005, Universal entered into an Interest Rate Swap Agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and the remaining outstanding borrowing balance interest is paid at the LIBOR Index Rate plus 2.5% under Universal's line of credit.


ITEM 4. CONTROLS AND PROCEDURES

We  have  carried  out  an  evaluation,  under  the  supervision  and  with  the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We  have  carried  out  an  evaluation   under  the  supervision  and  with  the
participation of our principal executive officer and principal financial officer, of any changes in our internal controls over financial reporting that have occurred during the three month period ended June 30, 2005, and our principal executive officer and principal financial officer have concluded that there was no change during the three months ended June 30, 2005 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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



                                  Zunicom, Inc.
                                  -----------------------------


Date:  August 15, 2005            /s/ Julie Sansom-Reese
                                  --------------------------------
                                  Julie Sansom-Reese
                                  Chief Financial Officer
                                  (principal financial and accounting officer)