Form 10-Q
period 2005-09-30
ZUNICOM INC
filed 2005-11-14
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2005

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

As of September 30, 2005, 8,542,405 shares of Common Stock were outstanding.

Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheets at September 30, 2005
and December 31, 2004. . . . . . . . . . . . . . . . . . . . . . . .   3

Unaudited Consolidated Statements of Operations for the three
and nine months ended September 30, 2005 and 2004  . . . . . . . . .   5

Unaudited Consolidated Statements of Cash Flows for the
nine months ended September 30, 2005 and 2004 . . . . . . . . . .. . . 7

Notes to Unaudited Consolidated Financial Statements . . . . . . . .   8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  18

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   18


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  19

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  19

Item 4.  Submission of Matters to a Vote of Securities Holders . . .  19

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  20

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  20

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    September 30, December 31,
                                                        2005         2004
                                                    ------------  ------------
CURRENT ASSETS
 Cash and cash equivalents                          $    881,433  $    458,068
 Accounts receivable - trade, net of
  allowance for doubtful accounts of
  $293,447 and $249,447                                9,312,362     7,422,351
 Accounts receivable - other                              25,074       248,768
 Inventories - finished goods, net of
  allowance for obsolescence of
  $274,674  and $263,313                              13,833,777    13,290,974
 Prepaid expenses and other current assets               651,172       480,466
                                                    ------------  ------------
     Total current assets                             24,703,818    21,900,627
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, NET                              684,795       682,748

OTHER ASSETS                                              37,647        37,647
                                                    ------------  ------------
TOTAL ASSETS                                        $ 25,426,260  $ 22,621,022
                                                    ============  ============
























            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30, December 31,
                                                        2005         2004
                                                    ------------  ------------
CURRENT LIABILITIES
 Line of credit                                     $  7,937,639  $  8,526,903
 Current portion of notes payable - related party        525,128             -
 Current portion of long-term debt                        20,679        20,977
 Accounts payable                                      5,859,122     5,318,797
 Accrued liabilities                                   3,940,724     2,211,741
 Other current liabilities                                29,211        49,101
                                                    ------------  ------------
    Total current liabilities                         18,312,503    16,127,519
                                                    ------------  ------------

NOTES PAYABLE - RELATED PARTY, less current portion            -       860,128
LONG-TERM DEBT, less current portion                      30,691        46,307
DEFERRED RENT, less current portion                      235,311       221,942

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
  1,000,000 shares authorized; 103,888 and
  104,588 Class A Shares issued and out-
  standing; liquidation preference of
  $545,412 as of September 30, 2005                      103,888       104,588
 Common stock - $0.01 par value;
  50,000,000 shares authorized; 8,542,405
  and 8,512,048 shares issued and out-
  standing                                                85,424        85,120
 Additional paid-in capital                           14,550,658    14,521,415
 Accumulated deficit                                  (7,892,215)   (9,345,997)
                                                    ------------  ------------
        Total stockholders' equity                     6,847,755     5,365,126
                                                    ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 25,426,260  $ 22,621,022
                                                    ============  ============














            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                      For the three months ended  For the nine months ended
                                      --------------------------  -------------------------
                                             September 30,              September 30,
                                             -------------              -------------
                                           2005          2004          2005         2004
                                      ------------  ------------  ------------  ------------
REVENUES
 Sales                                $ 22,111,952  $ 18,196,556  $ 59,960,761  $ 48,440,121
 Service revenue                           455,924       479,782     1,391,429     1,546,179
                                      ------------  ------------  ------------  ------------
                                        22,567,876    18,676,338    61,352,190    49,986,300
COST OF REVENUES
 Cost of goods sold                     19,096,105    15,947,400    52,187,394    42,213,438
 Direct servicing costs                    134,039       118,780       362,345       381,783
                                      ------------  ------------  ------------  ------------
                                        19,230,144    16,066,180    52,549,739    42,595,221
                                      ------------  ------------  ------------  ------------
GROSS PROFIT                             3,337,732     2,610,158     8,802,451     7,391,079

OPERATING EXPENSES
 Selling, general and administrative     2,369,131     2,123,697     6,636,964     6,500,414
 Depreciation and amortization of
    property and equipment                  53,757       128,140       214,339       458,124
 Write off of property and equipment         1,069             -         5,275       507,990
                                      ------------  ------------  ------------  ------------
                                         2,423,957     2,251,837     6,856,578     7,466,528
                                      ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS              913,775       358,321     1,945,873       (75,449)

OTHER EXPENSES
 Interest expense (including
    $27,089, $44,444, $103,318
    and $132,057 to related parties)      (153,578)     (152,059)     (450,049)     (445,224)
 Other, net                                 (3,449)       (3,202)      (13,195)      (16,147)
                                      ------------  ------------  ------------  ------------
                                          (157,027)     (155,261)     (463,244)     (461,371)
                                      ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                       756,748       203,060     1,482,629      (536,820)
PROVISION FOR INCOME TAXES                       -        22,229             -        22,229
                                      ------------  ------------  ------------  ------------
NET INCOME (LOSS)                     $    756,748  $    180,831  $  1,482,629  $   (559,049)
                                      ============  ============  ============  ============
Net income (loss) attributable to
   common stockholders                $    747,008  $    170,552  $  1,453,782  $   (590,299)
                                      ============  ============  ============  ============










            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended September 30, 2005 and 2004 - Continued
                                   (Unaudited)

                                      For the three months ended  For the nine months ended
                                      --------------------------  -------------------------
                                             September 30,              September 30,
                                             -------------              -------------
                                           2005          2004          2005         2004
                                           ----          ----          ----         ----
Net income (loss) per share
   attributable to common stockholders
   Basic                              $       0.09  $       0.02  $       0.17  $      (0.07)
                                      ============  ============  ============  ============
   Diluted                            $       0.07  $       0.02  $       0.15  $      (0.07)
                                      ============  ============  ============  ============
Number of weighted average shares
   of common stock outstanding
   Basic                                 8,538,081     8,466,425     8,527,532     8,451,926
                                      ============  ============  ============  ============
   Diluted                              10,674,298     8,727,024     9,863,787     8,451,926
                                      ============  ============  ============  ============


































            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)
                                                         2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES                -------------  ------------
Net income (loss)                                   $   1,482,629  $   (559,049)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in)operating activities:
  Depreciation and amortization of property
     and equipment                                        214,339       458,124
  Loss on disposal of property and equipment                    -        19,055
  Provision for bad debts                                 182,259       204,489
  Provision for obsolete inventory                        179,959        98,360
  Write off of property and equipment                       5,275       507,990
  Change in operating assets and liabilities
    Accounts receivable - trade                        (2,072,270)   (1,964,254)
    Accounts receivable - other                           223,694         2,312
    Inventories                                          (722,762)   (1,531,404)
    Prepaid expenses and other current assets            (170,706)     (372,038)
    Other assets                                                -          (669)
    Accounts payable                                      540,317       885,171
    Accrued liabilities                                 1,728,983    (1,305,853)
    Deferred rent                                          11,839             -
                                                    -------------  ------------
Net cash provided by (used in) operating activities     1,603,556    (3,557,766)
                                                    -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (240,021)     (169,000)
                                                    -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on line of credit                         (589,264)    3,765,568
  Proceeds from exercise of stock options                       -        17,970
  Repayment of long-term debt ($335,000
       and $0 to related parties)                        (350,906)      (17,735)
                                                    -------------  ------------
Net cash provided by (used in)financing activities       (940,170)    3,765,803
                                                    -------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 423,365        39,037

Cash and cash equivalents at beginning of period          458,068       659,350
                                                    -------------  ------------
Cash and cash equivalents at end of period          $     881,433  $    698,387
                                                    =============  ============
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                       $     450,049  $    445,223
                                                    =============  ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES:

  Preferred stock dividends paid through
      issuance of common  stock                     $      28,847  $     31,250
                                                    =============  ============
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for all periods presented. The results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2004.

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

NOTE C - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for stock options granted to employees is based on the excess, if any, on the date of grant, between the fair values of the Company's stock over the option exercise price. The Company was not required to record any compensation expense related to the issuance of stock options during the three and nine month periods ended September 30, 2005 and 2004. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net income (loss) and net income (loss) per share would have decreased/increased as indicated below:

                                  For the three months     For the nine months
                                  --------------------     -------------------
                                   ended September 30,     ended September 30,
                                   ------------------      -------------------
                                     2005       2004         2005         2004
                                     ----       ----         ----         ----
Net income (loss) attributable to
common stockholders as reported   $ 747,008 $  170,552  $1,453,782  $  (590,299)

Add:  Stock-based employee
compensation expense included
in reported net income (loss)             -          -           -            -
Deduct: Stock based employee
compensation expense determined
under fair value based method      (643,207)  (111,031)   (643,207)    (111,031)
                                  --------- ----------  ----------  -----------
Pro-forma net income (loss)
attributable to common
stockholders                      $ 103,801 $   59,521  $  810,575  $  (701,330)
                                  ========= ==========  ==========  ===========
Net income (loss) per share
attributable to common
stockholders as reported

Basic                             $    0.09 $     0.02  $     0.17  $     (0.07)
                                  ========= ==========  ==========  ===========
Diluted                           $    0.07 $     0.02  $     0.15  $     (0.07)
                                  ========= ==========  ==========  ===========
Pro-forma net income
(loss)per share attributable
to common stockholders

Basic                             $    0.01 $     0.01  $     0.10  $     (0.08)
                                  ========= ==========  ==========  ===========
Diluted                           $    0.01 $     0.01  $     0.08  $     (0.08)
                                  ========= ==========  ==========  ===========

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

The Company plans to adopt the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No amendments to prior periods presented are permitted under the modified prospective method. The future impact of the adoption of SFAS No. 123R cannot be predicted as this time because it will depend on levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income
(loss) included in the Stock-Based Compensation footnote.

NOTE E - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss), decreased/increased by the preferred stock dividends of $9,740 and $10,279 for the three month periods ending September 30, 2005 and 2004, respectively, and $28,847 and $31,250 for the nine months ending September 30, 2005 and 2004, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period, including the assumed conversion of the preferred stock, stock options and warrants.

For periods with a net loss attributable to common shareholders, basic and diluted net loss per common share are identical.

For the three month period ending September 30, 2005, the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 19,500 as they are anti-dilutive. For the three month period ending September 30, 2005, the dilutive effect of 5,666,581 stock options and warrants and 207,776 shares issuable upon conversion of the outstanding preferred stock are included in the diluted net income per share calculation. For the nine month period ending September 30, 2005, the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 309,500 as they are anti-dilutive. For the nine month period ending September 30, 2005, the dilutive effect of 5,376,581 stock options and warrants and 208,134 common shares issuable upon conversion of outstanding preferred stock are included in the diluted net income per share calculation. For the three month period ended September 30, 2004, the aggregate number of common stock equivalents that were excluded from the diluted net loss per share calculation totaled 924,817 as they are anti-dilutive. For the nine month period ended September 30, 2004, basic and diluted net loss per share is the same as the Company incurred a net loss for this period. The aggregate number of common stock equivalents that were excluded from the diluted net loss per share calculation for the nine month period ended September 30, 2004 totaled 4,985,757 as they are anti-dilutive.

NOTE F - LINE OF CREDIT

Universal's current line of credit agreement with Compass Bank provides for maximum borrowings of $12,000,000 with interest payable monthly at LIBOR Index rate plus 2.5% (6.19% at September 30, 2005) and matures May 5, 2007. On July 25, 2005, Universal entered into an Interest Rate Swap Agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and LIBOR Index Rate plus 2.5% on the balance of the outstanding borrowing under Universal's line of credit. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of Universal. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. In addition, Universal must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. Universal's maximum annual capital expenditures allowable pursuant to the terms of the line of credit total $100,000. Through September 30, 2005, Universal's capital expenditures of $120,972 exceeds the allowable amount, and therefore Universal is in violation of this covenant. Universal has obtained a waiver as of September 30, 2005 for this violation. At September 30, 2005, $7,937,639 was outstanding under the line of credit and $4,062,361 remained available for borrowings under the line of credit based on the borrowing formula.

NOTE G - NOTES PAYABLE - RELATED PARTY

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of September 30, 2005, AlphaNet owes $335,912 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder of the Company, is the principal shareholder. As of September 30, 2005, AlphaNet owes $189,216 in principal on this note. These notes, which have interest rates of 20.5% are payable monthly, originally matured on October 21, 2001 and have been extended to March 27, 2006. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                     Nine months ended September 30, 2005
                                     ------------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment Consolidated
                                ----------- ----------- ---------- ------------
Revenue                         $59,960,761 $1,391,429  $       -  $61,352,190
Depreciation and amortization        83,281    129,662      1,396      214,339
Segment income (loss)             1,890,782   (100,888)  (307,265)   1,482,629
Segment assets                   24,399,302    419,020    607,938   25,426,260
Capital expenditures by segment     120,972    119,049          -      240,021

                                     Nine months ended September 30, 2004
                                     ------------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment Consolidated
                                ----------- ----------- ---------- ------------
Revenue                         $48,440,121 $1,546,179  $       -  $49,986,300
Depreciation and amortization        90,125    366,603      1,396      458,124
Segment income (loss)               695,038   (834,254)  (419,833)    (559,049)
Segment assets                   22,215,227    605,375    201,941   23,022,543
Capital expenditures by segment     107,379     61,621          -      169,000

The adjustments represent corporate assets and corporate expenses including depreciation and amortization related to corporate assets to reconcile segment balances to consolidated balances.

NOTE I - CONCENTRATIONS

A significant portion of Universal's business is with one major customer, Brink's Home Security, which represented approximately 64% of Universal's year to date 2005 revenue and 62% of Zunicom's consolidated year to date revenue. At September 30, 2005, Universal had aggregate accounts receivable from this customer in the amount of $4,297,740. Through the date of this report, substantially all of this amount has been collected.

NOTE J - SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2005, the Company paid dividends of $28,847 on the Series A Preferred Stock through the issuance of 28,957 shares of the Company's common stock and 700 shares of preferred stock were converted into 1,400 shares of the Company's common stock.

NOTE K - CONTINGENCIES

From time to time, the Company may be subject to legal claims incidental to the Company's business. The Company may suffer an unfavorable outcome as a result of one or more claims. Management does not expect the final resolution of these claims to have a material adverse effect on the Company's financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of claims against the Company, or the costs of settlement or litigation, the Company's future results of operations or cash flows could be materially adversely affected.

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

REVENUES

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

For the three month period ended September 30, 2005, Zunicom had consolidated revenues of $22,567,876 compared to $18,676,338 for the similar period in 2004, an increase of $3,891,538 or 21%.

Universal had revenues of $22,111,952, for the three month period ended September 30, 2005, compared to revenues of $18,196,556 for the similar period in 2004, or an increase of 22%. AlphaNet had revenues of $455,924 for the three month period ended September 30, 2005 compared to revenues of $479,782 for the similar period in 2004, or a decrease of 5%.

The $3,915,396 increase in Universal's revenues is primarily attributable to increased revenues from sales to Brinks. Specifically, sales to Brinks totaled $13,810,548 for the three month period ended September 30, 2005 and $10,427,294 for the three month period ended September 30, 2004. Universal anticipates continued growth in Brinks revenue due to Brinks growing inventory requirements. In addition, sales of battery, battery related and battery powered products increased $532,142 over the previous year due to new customers, increased volume on existing accounts and diversification into new products compared to the same period last year. Universal anticipates continued sales increases in the battery, battery powered product line and new products.

AlphaNet's decrease in revenues of $23,858 is primarily attributable to a decline in customer usage of its InnFax product as well as hotels not renewing InnFax contracts. AlphaNet will continue to see a decline in revenues on the Innfax product as a result of the de-installations of InnFax product from customer sites that occurred in 2004. The decrease was and is being offset by increased revenues from new installations of The Office product for the three month period ending September 30, 2005 compared to the similar period in 2004.

COST OF REVENUES

For the three month period ended September 30, 2005, Zunicom's consolidated cost of revenues increased to $19,230,144 compared to cost of revenues of $16,066,180 for the similar period in 2004, an increase of $3,163,964 or 20%. Universal's cost of revenues totaled $19,096,105 for the three month period ended September 30, 2005, compared to $15,947,400 in the similar period in 2004, or an increase of $3,148,705 or 20%. AlphaNet's cost of revenues totaled $134,039 for the three month period ended September 30, 2005 compared to $118,780 during the similar period last year, an increase of $15,259 or 13%.

Cost of revenues as a percentage of revenues for Universal decreased to 86% compared to 88% for the similar period in 2004. The gross margin for the three month period ended September 30, 2005 from fulfillment and distribution for Brinks was approximately 11% compared to average gross margin of 18% from sales to other customers. Universal continues to monitor customer and vendor pricing due to raw material cost increases which are expected to continue in the near future.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 29% for the three month period ending September 30, 2005 compared to 25% for the same period in 2004. The increase in cost is associated to additional costs incurred in installing The Office in the these three months.

OPERATING EXPENSES

For the three month period ended September 30, 2005, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization and the write off of property and equipment increased slightly to $2,423,957 compared to $2,251,837 for the similar period in 2004, an increase of $172,120 or 8%.

The operating expenses of Universal totaled $2,020,692 for the three month period ended September 30, 2005, compared to operating expenses of $1,710,908 for the similar period in 2004, an increase of 18%. For the same periods AlphaNet's operating expenses were $307,269 compared to $412,452, a decrease of 26% and Zunicom's operating expenses were $95,996 compared to $128,477, a decrease of 25%.

The increase in Universal's operating expenses is primarily due to increases in bonus expense of $298,000 and wages of $54,370 associated with the Company's improved performance, insurance of $49,972, contract labor of $28,195 and trade shows, travel and entertainment of $17,699. Additionally, Universal made donations of battery products and cash of $31,638 for Hurricane Katrina and other organizations. These costs were partially offset by reductions in rent, utilities and property taxes of $57,196 due to the 2004 consolidation of facilities, legal fees of $55,193, catalogs and package design costs of $49,173 and accounting fees of $10,301.

The decrease in AlphaNet's operating expenses is attributable to the write down of certain InnFax and "The Office" assets of $56,048 that occurred during the nine months ended September 30, 2004. Write downs during the similar period in 2005 totaled $1,069. In addition, AlphaNet reduced property taxes of $11,400 due to Innfax de-installations, accounting fees of $11,257, legal fees of $9,453, employment costs of $7,500 and consulting fees of $6,467 for the three month period ending September 30, 2005 compared to the similar period in 2004.

The decrease in Zunicom's operating expenses of $32,481 is primarily due to the discontinuation of investor relation services of $30,750, office supplies of $10,108 and printing costs of $3,700 which were offset by the increase in franchise taxes of $11,300 for the three month period ending September 30, 2005.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $153,578 for the three month period ended September 30, 2005 compared to $152,059 for the similar period in 2004, an increase of $1,519.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004

For the nine month period ended September 30, 2005, Zunicom had consolidated revenues of $61,352,190 compared to $49,986,300 for the similar period in 2004, an increase of $11,365,890 or 23%.

Universal had revenues of $59,960,761 for the nine month period ended September 30, 2005 compared to revenues of $48,440,121 for the similar period in 2004. AlphaNet had revenues of $1,391,429 for the nine month period ended September 30, 2005, compared to revenues of $1,546,179 for the similar period in 2004.

The $11,520,640 or 24% increase in Universal's revenues is primarily attributable to revenues from increased sales to Brinks. Specifically, sales to Brinks totaled $38,093,941 for the nine month period ended September 30, 2005 compared to $28,735,652 for the nine month period ended September 30, 2004. Universal anticipates continued growth in Brinks revenue due to Brinks growing inventory requirements. In addition, sales of battery, battery related and battery powered products increased by $2,162,351 over the previous year due to new customers, increased volume on existing accounts and diversification into new product lines compared to the same period last year.

AlphaNet's decrease in revenues of $154,250 or 10% is attributable to the continued decline in revenue on the Innfax product as a result of Innfax de-installations that occurred in 2004, and non-renewals in InnFax contracts. The decrease is offset by increased revenues from new installations of The Office product for the nine month period ending September 30, 2005 compared to the similar period in 2004.

COST OF REVENUES

For the nine month period ended September 30, 2005, Zunicom's consolidated cost of revenues increased to $52,549,739 compared to cost of revenues of $42,595,221 for the similar period in 2004, an increase of $9,954,518 or 23%.

Universal's cost of revenues totaled $52,187,394 for the nine month period ended September 30, 2005, compared to $42,213,438 during the similar period in 2004. AlphaNet's cost of revenues totaled $362,345 for the nine month period ended September 30, 2005 compared to $381,783 during the similar period in 2004.

Cost of revenues as a percentage of revenues for Universal remained consistent at 87% for the nine month period ending September 30, 2005 compared to the similar period in 2004. The gross margins from fulfillment and distribution for Brinks for the nine month period ended September 30, 2005 were approximately 10% compared to average gross margins of 17% from sales to other customers.

Universal is monitoring customer and vendor pricing due to raw material cost increases which are expected to continue in the near future.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 26% for the nine month period ending June 30, 2005 compared to 25% for the same period in 2004.

OPERATING EXPENSES

For the nine month period ended September 30, 2005, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses, depreciation and amortization and the write off of property and equipment decreased to $6,856,578 compared to $7,466,528 for the similar period in 2004, a decrease of $609,950 or 8%.

The operating expenses of Universal totaled $5,537,549 for the nine month period ended September 30, 2005, compared to $5,229,199 for the similar period in 2004, or an increase of 6%. For the same periods, AlphaNet's operating expenses totaled $1,010,320 compared to $1,848,625 or a decrease of 45%. Zunicom's operating expenses totaled $308,709 compared to $388,704 or a decrease of 21%.

The increase in Universal's operating expenses is primarily due to increases in bonus expense of $328,000 and wages of $32,136 based on the performance of the Company, insurance of $107,080, contract labor of $67,776, and bad debt expenses of $24,949. Additionally, Universal made donations of battery products and cash of $38,766 for Hurricane Katrina and other organizations. These increases were offset by reductions in legal costs of $146,754, catalog and package design costs of $88,148 and the reductions in rent, utilities and property taxes of $52,790 due to the 2004 consolidation of facilities.

The decrease in AlphaNet's operating expenses is primarily attributable to the $564,154 write down of certain assets that were de-installed during the nine months ended September 30, 2004 along with the decrease in depreciation of $183,083. Write downs during the similar period in 2005 totaled $4,313. There were additional decreases in other employee costs of $44,000, property taxes of $28,000 and legal cost of $23,000 for the nine month period ending September 30, 2005 compared to the similar period in 2004.

The decrease in Zunicom's operating expenses is primarily due to the discontinuation of an investor relations service provider which contributed a $90,750 decrease, decreased office supplies of $14,000, consulting fee of $10,400 and franchise taxes of $6,600. These costs were offset by increased bonus expense of $41,000 for the nine month period ending September 30, 2005 compared to the same period in 2004.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $450,049 for the nine month period ended September 30, 2005 compared to $445,224 for the similar period in 2004, an increase of $4,826.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $881,433 and $698,387 at September 30, 2005 and 2004, respectively.

Net cash provided by operating activities was $1,603,556 for the nine month period ended September 30, 2005 compared to cash used in operations of $3,557,766 for the similar period in 2004. The cash provided by operating activities in 2005 is primarily related to net income of $1,482,629, increases in accrued liabilities of $1,728,983 and accounts payable of $540,317, provision of obsolete inventory and bad debts of $179,959 and $182,259, respectively, depreciation of property and equipment of $214,339, write off property and equipment of $5,275, and a decrease in accounts receivable other of $223,694 offset partially by increases in inventories of $722,762, accounts receivable trade of $2,072,270 and prepaid expenses of $170,70.

The cash used in operating activities in 2004 is primarily related to net losses of $559,049, a decrease in accrued liabilities of $1,305,853 and increases in accounts receivable - trade of $1,964,254, inventory of $1,531,404, and prepaid expenses of $372,038, partially offset by an increase in accounts payable of $885,171, depreciation and amortization of property and equipment of $458,124, the provisions for bad debts of $204,489 and obsolete inventory of $98,360 and the write off of property and equipment totaling $507,990.

Net cash used by investing activities for the nine month period ended September 30, 2005, was $240,021 compared to $169,000 for the similar period in 2004. The cash used in 2005 and 2004 was related to the purchase of property and equipment. Net cash used in financing activities for the nine month period ended September 30, 2005 was $940,170 compared to the cash provided by financing activities of $3,765,803 for the similar period in 2004. The net cash used in financing activities for 2005 was related to repayments of Universal line of credit totaling $589,264 and long-term debt of $350,906. The net cash provided by financing activities for 2004 was primarily comprised of net borrowings on the Universal line of credit of $3,765,568.

AlphaNet has two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of September 30, 2005, AlphaNet owes $335,912 in principal on this note. The second note in the original principal amount of $1,000,000 is payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. As of September 30, 2005, AlphaNet owes $189,216 in principal on this note. These notes have interest rates of 20.5%, payable monthly, originally matured on October 21, 2001 and have been extended to March 27, 2006. These notes are secured by a first lien on all AlphaNet assets and a second lien on all AlphaNet stock owned by Zunicom and are guaranteed by Zunicom.

As provided for in the Universal line of credit agreement discussed in Note F in the interim unaudited consolidated financial statements found elsewhere in this report, Universal may, under certain conditions, borrow under the line to upstream funds to Zunicom, to pay Alphanet's indebtedness assuming borrowing availability and certain fixed charge coverage ratio tests are met. Universal may borrow for this purpose up to 50% of its net income quarterly until the notes are retired. For the nine month period ending September 30, 2005 Universal borrowed $335,000 which Zunicom used to pay down the AlphaNet loans.

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

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during 2005 has not been material.

Interest Rates

Our exposure to market rate risk for changes in interest rates relates primarily to Universal's line of credit. The line of credit, maturing May 2007, bears interest at LIBOR plus 2.5%. A change in the LIBOR would have a material effect on interest expense. The Company's existing long-term debt owed to related parties has fixed interest rates; however, future borrowings may bear interest at variable rates and, accordingly, the Company's exposure to market risk for changes in interest rates may change in the future. At September 30, 2005, the Company's long term debt owed to related parties is $525,128. This debt bears interest at a fixed rate of 20.5% and is due in full on March 27, 2006.

On July 25, 2005, Universal entered into an Interest Rate Swap Agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and the remaining outstanding borrowing balance interest is paid at the LIBOR Index Rate plus 2.5% under Universal's line of credit.

ITEM 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of any changes in our internal controls over financial reporting that have occurred during the three month period ended September 30, 2005, and our principal executive officer and principal financial officer have concluded that there was no change during the three months ended September 30, 2005 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

In September of 2005, A.J. Gilson, a former sales representative of Universal filed in the District Court of Dallas County, Texas against Universal and Zunicom claiming damages for breach of contract in the amount of $430,722 and all reasonable and necessary attorney fees. In relation to this matter, the Company is defending itself and considers the claim without merit. Management does not expect the final resolution of this claim to have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution of claim against the Company, or the costs of settlement or litigation, the Company's future results of operations or cash flows could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

The annual meeting of shareholders of Zunicom, Inc. (the "Company") was held at The Crowne Plaza, Addison, at 10:00a.m. on August 31, 2005. Items put to vote were the election of directors and ratification of KBA Group LLP as the Company's auditors.

a. Proposal 1. Election of directors, William Tan and Ian Edmonds, to serve until the next annual meeting of shareholders and until their successors are elected and qualify. The incumbent directors, William Tan and Ian Edmonds, were re-elected and were the only nominees for election as directors. Mr. Tan received 7,239,040 "for" votes and 26,693 "against or withheld" votes. Mr. Edmonds received 7,241,728 "for" votes and 25,005 "against or withheld" votes.

b.   Proposal  2.  Ratification  of KBA  Group  LLP as the  Company's  auditors.
     Shareholders ratified the selection of KBA Group LLP as the Company's auditors. There were 6,866,733 votes "for" ratification and 18,696 votes "against or withheld" ratification.

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



                                   Zunicom, Inc.
                                   -----------------------------


Date:  November 14, 2005           /s/ Julie Sansom-Reese
                                   --------------------------------
                                   Julie Sansom-Reese
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)