Form 10-K
period 2005-12-31
ZUNICOM INC
filed 2006-03-31
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

    |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________

                         Commission file number: 0-27210

                                  Zunicom, Inc.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                    75-2408297
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

    1720 Hayden Road, Carrollton, Texas                       75006
        (Address of principal executive offices)           (Zip Code)

                                 (469) 892-1200
              (Registrant's telephone number, including area code)

                                      None
(Former name,former address and former fiscal year,if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 Par Value
                         -----------------------------
                                (Title of Class)

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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.       Yes [   ]       No. [X]

     Indicate by check mark if the  registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes [X]                   No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes [   ]         No  [X]

     As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $5,906,131.

     As of February 28, 2006, 8,618,750 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     Part I

ITEM 1. BUSINESS

GENERAL BUSINESS HISTORY

Zunicom, Inc. ("Zunicom" or the "Company" or "we") operates through two wholly-owned subsidiaries, Universal Power Group, Inc. ("UPG") and AlphaNet Hospitality Systems, Inc. ("AlphaNet").

Zunicom, Inc., formerly Tech Electro Industries, Inc., was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a distributor of electronic components incorporated in 1968. On October 29, 1996, Universal Battery Corporation was incorporated for the purpose of expanding into new markets for batteries and battery-related products. In May 1999, Universal Battery Corporation merged into Computer Components Corporation. In January 2004, Computer Components Corporation changed its name to Universal Battery Corporation. Subsequently, in May 2004, Universal Battery Corporation changed its name to Universal Power Group to better reflect its growth, and diversification into portable power products, value-added supply chain and third party logistics services.

UPG's operations encompass the distribution and sale of portable power and related synergistic products, third party fulfillment and supply chain services, and value-added custom battery pack assembly and kitting services.

On October 26, 1999, Zunicom completed the acquisition of AlphaNet Hospitality Systems, Inc., to gain an entry into the information technology and hospitality related business sector. AlphaNet is a leading provider of guest communication services to the hospitality industry.

Available Information

Zunicom's  website  is  www.zunicom.com,  UPG's  website  is  www.upgi.com,  and
                        ---------------                       ------------
AlphaNet's website is www.alphanet.net. References to "we", "us" and "our" refer
                      ----------------
to Zunicom, Inc. and its subsidiaries. The Company makes available, free of charge, through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such information with or furnishes it to the Securities and Exchange Commission. Our principal executive offices are located at 1720 Hayden Road, Carrollton, TX 75006, and our telephone number is (469)892-1200.

BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES


                            ZUNICOM, INC. ("Zunicom")

General

Zunicom, through its wholly-owned subsidiary, UPG, is a leading provider of third party logistics and supply chain services, batteries, related portable power products, security products to multiple industries, and, through its wholly-owned subsidiary, AlphaNet, is a key provider of business communication services to the hospitality industry.


                       UNIVERSAL POWER GROUP, INC. ("UPG")

General

UPG is a full service sourcing, sales, and distribution company specializing globally in third party logistics services and delivering portable power products. UPG offers quality and value-priced batteries and related products to customers across multiple industries including automotive, consumer, industrial, marine, medical, mobility, OEM, security, telecommunications, and uninterruptible power supply ("UPS").

UPG's operations consist of sourcing, procurement, sales and/or distribution of:

         o batteries, custom battery packs, battery chargers, and related accessories;

         o synergistic portable power products, such as jump-starters, and 12-volt power accessories;

         o security products, such as access controls, horns, sirens, speakers, transformers, and related installation components;

         o electro-magnetic devices,capacitors,relays and passive electronic components; and

         o value-added custom battery pack assembly, custom kitting, product and engineering design solutions.

UPG Services

Sourcing & Procurement

UPG has significant long-term relationships with vendors located in Taiwan, Hong Kong, China, Korea and Japan. These relationships, many exceeding a decade, are managed by UPG and its consultants, who have extensive expertise in importing batteries, portable power accessories, and related products. Through these established relationships, UPG has the capability to effectively procure products according to customer needs including "hard-to-find" items to obtain lower project and product costs and to offer a wide and expanding range of synergistic portable power solutions such as chargers and 12-volt accessories.

Distribution

UPG's primary distribution center is located in Carrollton, Texas, a suburb of Dallas, Texas, and a designated Foreign Trade Zone. UPG also benefits from Carrollton's Triple Freeport Exemption from local tax authorities on certain inventory brought into Carrollton and then reshipped out of Texas within a specified period. One hour behind the East Coast and two hours ahead of the West, Carrollton's location in the Central Time Zone extends the working day for companies doing business on both coasts. UPG's prime location allows easy access to national and international markets, and enables UPG to facilitate efficient, quick delivery and fulfillment of products to customers nationwide.

UPG also has a distribution center located in Oklahoma City, Oklahoma, which provides another distribution point to support additional and varying customer needs. As an expansion to UPG's wholesale distribution business, this location also serves as a retail store offering many types of UPG branded consumer batteries including cellular and cordless phone batteries. UPG expects to set up similar distribution centers parallel to this same model in the near future.

Enhanced Third-Party Logistics & Supply Chain Services("3PL")

UPG's customized comprehensive 3PL solution offers companies the ability to outsource the complexities of sourcing, procurement, warehousing, inventory control, staging, custom kitting, and distribution.

UPG currently provides this service for Brinks Home Security ("Brinks"). UPG purchases the required inventory and then distributes products related to security installations from UPG's distribution center to Brinks branches. UPG then bills and collects from those branches.

UPG's 3PL services help customers optimize performance by taking over all logistical matters, which provides customers with measurable resource and cost savings and increased overall efficiency.

Value-Added Services

UPG offers value-added custom battery pack, kitting, marketing and engineering design assistance services for product lines, such as battery, battery assembly systems, security and battery powered products.

As an example, UPG adds value to products and components by packaging them in customer specified "kits" or tailor-made units that are convenient for the customer to order. UPG may purchase, in bulk quantities, batteries, wiring harnesses, control panels and similar items necessary to install a residential security system. Each security system installation may require only one or two of the items purchased in bulk by UPG. As a value added service UPG will pick the small quantities of components from the bulk supply and repackage them into a single shippable unit for the convenience of UPG's customer. UPG then markets and sells the single shippable unit as a complete product to their customer. This arrangement is available to many of UPG's customers but the single largest customer is Brinks.

Additionally, UPG has several customers that require specific battery solutions for inclusion in their own products. UPG will obtain the battery and necessary components and configure a new finished good unit based upon customer specifications. UPG refers to this process as a "value-added service".

UPG has the ability to design and assemble custom battery packs consisting of assembled groups of batteries combined electrically into a single unit. We have specialized equipment such as electric welders, sonic welders, computer-aided design programs, computer-driven battery analyzers, battery chargers, heat-shrink ovens and strip-chart recorders to support custom assembly, design and engineering needs.

UPG  is  also  a   Panasonic   Authorized   Modification   Center   that  builds
custom-designed battery packs comprised of Panasonic batteries for customers.

In addition to providing the services necessary to produce battery packs, UPG supplies materials such as wiring, connectors, and casings. Completed battery packs are assembled to order in nearly all instances. However, UPG does maintain a broad inventory of various sizes of batteries and components utilized in battery pack production to serve immediate customer needs.

UPG Products

Batteries

UPG is a leading distributor of sealed lead acid batteries and its products are sold to original equipment manufacturers ("OEM"s), distributors and retailers for applications such as marine, medical mobility, UPS systems, telecommunications and security equipment.

Battery types that UPG carries include sealed lead-acid Absorbent Glass Mat ("AGM"), sealed lead-acid Gel, nickel-cadmium, lithium, nickel metal hydride, alkaline and carbon-zinc batteries.

In addition, UPG sells and distributes a range of UPG branded batteries called Universal Battery(TM), Universal(TM), Adventure Power(R), and Adventure Power Marine(TM). UPG private labels for many large customers such as Home Depot Supply, RadioShack, and others. Further, UPG sells and distributes a broad line of industrial as well as consumer-retail batteries for Panasonic. UPG is fully equipped to handle a range of private label needs.

UPG continues to develop new battery sizes for varying applications depending on customer and market needs. To date, UPG's battery offerings serve multiple industries including automotive, consumer, industrial, marine, medical mobility, OEM, security, telecom, and UPS.

Portable Power Products

UPG sells and distributes a wide range of portable power products to OEMs, distributors and retailers. UPG's line of jump-starters called Starter-Up(TM) and Starter-Up Marine(TM), are portable sources of 12-volt DC power used primarily as emergency starting power sources on failed automobile and marine batteries. These jump-starters may be used to power many accessories including cellular phones, laptops and radios. UPG's jump-starters are sold to retailers such as RadioShack, Bass Pro Shop and Cabela's.

UPG has also added its own expanding  12-volt DC Accessory  line which  includes
electric  auto  jacks,   impact  wrenches,   handheld   vacuums,   cordless  air
compressors, warmers/coolers, spotlights, electric mugs and others.

Security Products

In line with UPG's third party fulfillment agreement with Brinks, UPG has expanded its product range to include a complete line of residential and commercial security products including transformers, sirens, horns, access controls, and related products.

UPG continues to actively review sources for new and innovative products to add to its spectrum of offerings.

Electronic Components and Other Products

UPG imports and sells electronic components such as resistors carbon or metal film, capacitors of varying types and relays for use in the manufacture, repair, and modification of electronic equipment.

EQUIPMENT

UPG owns the majority of the equipment used in its design and assembly operations. UPG owns the computer hardware and software required for its accounting, sales, inventory and management and the office furniture and equipment as necessary to operate its business. This equipment consists of readily available items and can be replaced without significant cost or disruption to business activities.

CUSTOMERS

UPG's customer base is relatively broad and UPG maintains and continues to grow a database consisting of thousands of existing and potential customers. UPG actively participates in industry trade shows as a part of its continued marketing effort to actively create brand awareness and generate new leads.

However, UPG has had two significant customers during the past three years. Brinks accounted for 55%, 51% and 50%, respectively, of UPG's revenues for fiscal 2005, 2004 and 2003. Schumacher Electric Corporation accounted for 10% of UPG's revenue for fiscal 2003. The loss of Brinks as a customer would materially decrease UPG's total revenue.

EMPLOYEES

At December 31, 2005, UPG's workforce consisted of 58 full-time employees.

SALES & MARKETING

UPG's sales efforts are supported by a direct sales force of 12, outside sales representatives of 24, and in-house customer service representatives of 9.

UPG also markets its products and services by actively participating in industry tradeshows throughout the year.

UPG has undertaken minimal advertising in trade publications, though UPG foresees pursuing more advertising avenues including direct mail, additional trade and magazine publications, and online advertising.

TECHNOLOGY

UPG believes that its electronic products are not affected by rapidly changing technology since they represent basic elements common to a wide variety of existing electronic circuit designs. At the same time, there can be no assurance that advances and changes in technology, manufacturing processes, and other factors will not affect the market for UPG's products.

COMPETITION

UPG competes in the sale of its batteries and battery packs with many companies located in the United States, Mexico and Asia. In the sales of electronic components, UPG faces competition from many large electronic distributors, factory direct sales outlets, other importers throughout the United States and exporters in Asia. In the sale of UPG's 3PL and value added services, many of UPG's competitors are substantially larger and have greater resources. UPG is able to compete on the basis of breadth of product offering, price, quality, product innovation and service.

ENVIRONMENTAL MATTERS

UPG believes that it complies with all relevant federal, state, and local environmental regulations and does not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future.

PATENTS AND TRADEMARKS

UPG does not own or use any patent rights. UPG does, however have registered trademark rights over the UB Scootin(R) and Adventure Power(R) marks. In addition, UPG utilizes the following trade names in connection with its battery and portable power products: Universal Battery(TM), Universal(TM), and Adventure Power Marine(TM). UPG believed that these marks are important and assist customers in recognizing UPG's products.

SOURCES AND AVAILABILITY OF MATERIALS

UPG has established relationships with overseas battery manufacturers from which it purchases its products. These manufacturers are responsible for providing product to the Company's specifications. Shortages or increased prices in raw material components such as lead and copper used in battery production can impact the Company's ability to maintain adequate stock levels at competitive prices. One of UPG's largest overseas suppliers is located in China, representing approximately 22% of UPG's product purchases during 2005. Additionally, UPG has one supplier, Ademco, a Division of Honeywell Corporation, that provided approximately 44% of UPG's product purchases during 2005. Substantially all products purchased from Ademco are used to fulfill orders for Brinks security installations. The loss of either of these relationships may have a material effect on UPG's business.

For value-added custom battery pack assembly needs, UPG purchases raw materials such as wire, metals and packaging materials, from a number of local sources, and is not dependent on any single source for raw materials.

Except as noted above, UPG believes that the loss of any single supplier of raw materials would not adversely affect its business.

GOVERNMENTAL MATTERS

Except for usual and customary business licenses, permits and regulations, UPG's business is not subject to governmental regulations or approval of its products.

                 ALPHANET HOSPITALITY SYSTEMS, INC. ("AlphaNet")

AlphaNet is a leading provider of business services to the hospitality industry. Founded in 1992, AlphaNet invented and created the market for in-room fax machines through its patented InnFaxTM technology that allows for sending and receiving of faxes in the guest room using a temporary, private DID numbers. The market grew internationally through the use of high profile licensees.

Leveraging on its initial creative success, AlphaNet now provides a comprehensive suite of products that meet the explosive demand for 24/7 self service business centers through its offerings of The Office(TM), Laptop Connect(TM), GuestPrint(TM) and WaveLan(TM).

PRODUCTS

The Office(TM) is a fully featured, unattended, "self-serve" credit card activated business center. Available 24 hours a day, guests are able to use an Intel P4 PC, access the Internet and e-mail as well as print, copy, fax and scan. Microsoft Office (TM) is available with a full suite of programs as well as other commonly used tools such as Acrobat Reader. The offering is further enhanced by USB connectivity and, where Laptop Connect is not used (see below), network connectivity and printing for laptop computers. Each user of the PC works from a virtual C drive that is refreshed between users. This eliminates all viruses as well as any trace of the previous user.

LapTop Connect(TM) allows hotel guests the ability to connect their laptop computers to high-speed internet access points located in the business center. By connecting the supplied cable to the laptop LAN card the user is ready to use the features offered by LapTop Connect(TM). Logging on using any major credit card, the user can surf the Internet, pick up e-mail and print documents. With Laptop Connect(TM)'s auto configuration ability, the laptop user just plugs and plays. There is no need to change network or browser settings. To further enhance the experience, users can set up their laptop for network printing in two easy steps without having to download drivers or use slower web-based printing solutions.

WaveLan(TM) provides hotel guests with public area wireless access to the Internet. With WaveLan(TM), the hotel can offer wireless internet access to their guests in any number of locations including lobbies, meeting rooms, lounges, bars and restaurants.

InnFax(TM) provides for in-room faxing, copying and printing through the use of the IBC 5000 multifunction machine. While still actively installed in several major hotels within the USA, InnFax(TM) is a technology that is not in high demand by the business traveler. In-room Internet is the key competing technology that has eroded usage of this service. The Company has reviewed the operations of InnFax(TM) and restructured the product offering to reflect the continuing decline.

EQUIPMENT

The hardware and software necessary for The Office(TM) product line is obtained from brand name manufacturers including Brother, HP, Cherry and Viewsonic. The Pentium P4 class PCs are assembled in-house using best-of-class components to ensure reliability and durability as is required for 24/7 operation. The

Office(TM) software allows for virus and artifact free operation for each user and tracks usage statistics for billing purposes.

AlphaNet embraces new technologies and products to provide users with the latest available in the market. Innovations such as cost-effective color laser multifunction machines provide hotels economical ways to offer color printing to its guests.

CUSTOMERS

AlphaNet sells or places its product line to both chain/management companies and individual properties. AlphaNet provides services to chains such as Hilton, Hyatt, Intercontinental, Marriott, Westin and Fairmont. Individual properties of note include New York Palace, Waldorf-Astoria, Fairmont Dallas, Westin Michigan Avenue Chicago, Intercontinental Dallas and the newly renovated Hilton San Francisco Financial District.

AlphaNet has been selected as a preferred Hilton vendor. It is currently involved in the roll-out of business centers at many Hilton properties as part of the Hilton initiative to offer business center services at all of its properties.

EMPLOYEES

AlphaNet's primary offices are in Toronto, Canada. AlphaNet also maintains a repair integration and shipping facility in Colorado Springs, Colorado. AlphaNet employs a total of 12 full-time employees that include engineering, accounting, customer support, field installation and sales.

Alphanet also contracts the use of cost-effective local third parties on an as-needed basis to provide on-site field support in key regions within the USA and Canada.

SALES AND MARKETING

AlphaNet sells or places its products and services through direct sales. AlphaNet's sales effort is supported by extensive use of highly targeted direct mailings as well as intensive telephone follow-up. AlphaNet typically exhibits and/or attends two major industry trade shows each year.

PATENTS AND TRADEMARKS

AlphaNet has patent rights over the InnFax(TM) technology, whereby individual fax machines work in concert with communications networks. Although these patent rights have been of value and are expected to be of value in the future, in the opinion of management, the loss of any single patent right would not materially affect the conduct of the business in any of the product lines. In addition, management believes that the likelihood of losing key patent rights is remote. AlphaNet also utilizes the following trade names for its products: InnFax(TM), The Office(TM), WaveLan(TM), Laptop Connect(TM), and GuestPrint(TM). Alphanet believes that these trademarks are important in assisting customers in recognizing Alphanet products.

COMPETITION

AlphaNet's The Office(TM) product has several established competitors. AlphaNet competes through service, pricing and marketing to their large, established customer base. Innovation, such as being the first to offer small foot print business centers (which have now become standard), helps AlphaNet maintain a competitive advantage in the market.

SOURCES AND AVAILABILITY OF SERVICES

AlphaNet relies upon the facilities and services of various telephony and communications common carriers. The product components used in The Office(TM) product are readily available and adaptable to the latest industry computer standards.

GOVERNMENTAL MATTERS

Except for the usual and customary business licenses and regulations, AlphaNet's business is not subject to governmental regulations or approval of its products.


ITEM 1A.  RISK FACTORS

         In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have or may in the future have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K.

A significant portion of our annual revenue is derived from a single customer.

         During the years ended December 31, 2005, 2004 and 2003, one UPG customer, Brinks, accounted for 55%, 51% and 50% of total revenues. The loss of this significant customer would materially decrease the Company's total revenue and would consequently have a material adverse impact on our results of operations and our financial condition.

We do not have long-term contracts with any of our suppliers.

         A significant portion of UPG's inventory purchases are from two suppliers representing approximately 44% and 22% for the year ended December 31, 2005, and approximately 44% and 19% for the similar period in 2004. UPG purchased approximately 70% and 61% for year ending December 31, 2005 and 2004, respectively of its product through domestic sources with the remainder purchased from international sources, predominantly in the Pacific Rim and mainland China. While UPG believes it can replace its suppliers in the Pacific Rim and mainland China, the loss of these suppliers may result in cost increases that would decrease UPG's gross profit margins, and therefore have an adverse effect on UPG's results of operations. The loss of the domestic supplier, Ademco, would affect UPG business with Brinks since majority of Brinks inventory is purchased from this supplier.

AlphaNet depends largely on its ability to keep pace with changing technologies. If we are unable to respond quickly and cost-effectively to changing communications technologies and devices and changes in customer tastes and preferences, our business will be harmed.

         The emerging nature of communications technologies requires us to continually update our AlphaNet products and service offerings, particularly in response to competitive offerings and to make sure they are compatible with and take advantage of new technologies and changes in consumer tastes and preferences. Our inability or the inability of our suppliers to respond quickly and cost-effectively to changing communications technologies and devices and changes in customer tastes and preferences, could make our existing service offerings less competitive and may cause us to lose market share. We cannot be certain that we will successfully develop, acquire and market new products and services that respond to competitive and technological developments and changing customer needs.

Most of our competitors have significantly greater resources than we do.

         We face strong competition from existing competitors, many of whom are substantially larger than us. New competitors or competitors' price reductions or increased spending on marketing and product development, as well as any increases in the price of raw materials that our suppliers pass on would have a negative impact on our financial condition and our competitive position, as larger competitors will be in a better position to bear these costs and price increases.

Our long-term growth strategy assumes that we make suitable acquisitions. If we are unable to address the risks associated with these acquisitions our business could be harmed.

         Our long-term growth strategy includes identifying and, from time to time, acquiring suitable candidates on acceptable terms. In particular, we intend to acquire businesses that provide products and services that expand or complement our existing businesses and expand our geographic reach. In pursuing acquisition opportunities, we may compete with other companies having similar growth and investment strategies. Competition for these acquisition targets could also result in increased acquisition costs and a diminished pool of businesses, technologies, services or products available for acquisition. Our long-term growth strategy could be impeded if we fail to identify and acquire promising candidates on terms acceptable to us. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

     o  disrupting our business;
     o incurring additional expense associated with a write-off of all or a portion of the related goodwill and other intangible assets due to changes in market conditions or the economy in the markets in which we compete or because acquisitions are not providing the benefits expected;
     o  incurring  unanticipated costs or unknown  liabilities;
     o  managing   more   geographically-dispersed   operations;
     o  diverting management's resources from other business concerns;
     o  retaining the employees of the acquired businesses;
     o  maintaining existing customer relationships of acquired companies;
     o  assimilating  the operations  and personnel of the acquired  businesses;
        and
     o  maintaining uniform standards, controls, procedures and policies.

For all these reasons, our pursuit of an overall acquisition or any individual acquisition could have a material adverse effect on our business, financial condition and results of operations. If we are unable to successfully address any of these risks, our business could be harmed.

Rapid growth in our business could strain our managerial, operational, financial, accounting and information systems, customer service staff and office resources. If we fail to manage our growth effectively, our business may be negatively impacted.

         In order to  achieve  our growth  strategy,  we will need to expand all aspects of our business, including our computer systems and related infrastructure, customer service capabilities and sales and marketing efforts. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate our expanded operations. To be successful, we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service staff to ensure that they can adequately respond to customer inquiries. If we fail to adequately train our customer service staff and provide staffing sufficient to support our new products and services, we may lose customers.

If we are unable to attract and retain highly qualified management and technical personnel, our business may be harmed.

         Our success depends in large part on the contributions of our senior management team, technology personnel and other key employees and on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel. We face intense competition in hiring and retaining quality management personnel. Many of these companies have greater financial resources than we do to attract and retain qualified personnel. The only key employees that have signed employment agreements are Randy Hardin, CEO of UPG, and Ian Edmonds, COO of UPG. Mr. Hardin's agreement expired on March 1, 2006 and he is now serving on a month-to-month basis. Mr. Edmond's agreement expires July 1, 2006. If we are unable to retain our key employees or attract, integrate, train and retain other highly qualified employees in the future, when necessary, our business may be negatively impacted.

There is a lack of an active public market for our common stock and the trading price of our common stock is subject to volatility.

         There is a lack of an active public market for our common stock, and the trading price of our common stock is subject to volatility. The quotation of shares of our common stock on the Over-the-Counter Bulletin Board began in April 1999. There can be no assurances, however, that a market will develop or continue for our common stock. Our common stock may be thinly traded, if traded at all, even if we achieve full operation and generate significant revenue and is likely to experience significant price fluctuations. In addition, our stock may be defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of

Securities Dealers Automated Quotation System, or Nasdaq, National Market System and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this Rule may adversely affect the ability of broker-dealers to sell our common stock, and therefore, may adversely affect the ability of our stockholders to sell common stock in the public market. The trading price of our common stock is likely to be subject to wide fluctuation. Factors affecting the trading price of our common stock may include:

     o  variations in our financial results;
     o announcements of innovations, new solutions, strategic alliances or significant agreement by us or by our competitors;
     o  recruitment or departure of key personnel;
     o changes in estimates of our financial results or changes in the recommendations of any securities analysts that elect to follow our common stock;
     o market conditions in our industry, the industries of our customers and the economy as a whole; and
     o sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock will be sold, by our existing stockholders in the public market.


ITEM 2.  DESCRIPTION OF PROPERTIES

Zunicom

Zunicom's executive offices are located in Carrollton, Texas, and are leased by UPG.

UPG

On February 1, 2002, UPG entered into a lease for a warehouse facility in Carrollton, Texas. On March 14, 2003, UPG entered into an amendment to the lease. The term of the new lease is from February 1, 2004 and will expire on December 31, 2009. Beginning February 1, 2004, the leased space increased to approximately 92,200 square feet. Beginning July 1, 2004, the premises increased to approximately 148,840 square feet. The monthly rent will be approximately $23,000 per month from February 1, 2004 to December 31, 2009. UPG is using the additional space to expand its distribution facility and to house its corporate offices.

On April 1, 2002, UPG entered into a three-year lease agreement which originally expired March 31, 2005 and was renewed to March 31, 2006. This lease is for 1,328 square feet of office space in Overland Park, Kansas at an average monthly rent of approximately $1,700. Starting April 1, 2006, the agreement will become month-to-month, whereby either party may terminate with a 30-day notice.

On April 30, 2003, UPG entered into a lease agreement for approximately five years with approximately 5,000 square feet of retail and warehouse space in Oklahoma City, Oklahoma. UPG is leasing this space for approximately $1,600 per month beginning August 1, 2003 through July 31, 2008.

AlphaNet

AlphaNet occupies 4,900 square feet of leased office space in Toronto, Canada. As of December 31, 2005, the per month lease cost is approximately $13,300. This lease expires April 30, 2007. AlphaNet also has a repair and service facility in Colorado Springs, Colorado, which is leased on annual basis. The monthly rent from January 1, 2006 to December 31, 2006 is $761.


ITEM 3.  LEGAL PROCEEDINGS

Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively "Eveready") have initiated legal proceedings against the Company and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. The Company has denied infringement and has been vigorously defending this action. The International Trade Commission ruled against Eveready and the matter was appealed to the United States Court of Appeals for the Federal Circuit. On January 25, 2006, the Federal Circuit reversed the Commission's holding of invalidity and has remanded for further proceedings based on its construction of Eveready's patent. For more information, see In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission.

In September of 2005, A.J. Gilson, a former sales representative of Universal filed an action in the District Court of Dallas County, Texas against Universal and Zunicom claiming damages for breach of contract in the amount of $430,722 and all reasonable and necessary attorney fees. In relation to this matter, the Company is defending itself and considers the claim without merit. Management does not expect the final resolution of this claim to have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution of claim against the Company, or the costs of settlement or litigation, the Company's future results of operations or cash flows could be materially adversely affected.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASD OTC Bulletin Board Market under the symbol ZNCM. On February 28, 2006, the last sales price of the Company's common stock was $2.68.

The following table sets forth the high and low bid prices of the Company's common stock on a quarterly basis for the calendar years 2004 and 2005, as reported by the NASDAQ Trading and Market Services:


------- -------------------------- -------------------- --------------------
           Calendar Period                  High                Low
------- -------------------------- -------------------- --------------------
 2004      First Quarter                    $2.20               $1.35
------- -------------------------- -------------------- --------------------
           Second Quarter                   $1.65               $0.82
------- -------------------------- -------------------- --------------------
           Third Quarter                    $1.04               $0.56
------- -------------------------- -------------------- --------------------
           Fourth Quarter                   $0.95               $0.57
------- -------------------------- -------------------- --------------------
 2005      First Quarter                    $0.97               $0.65
------- -------------------------- -------------------- --------------------
           Second Quarter                   $0.95               $0.65
------- -------------------------- -------------------- --------------------
           Third Quarter                    $1.65               $0.71
------- -------------------------- -------------------- --------------------
           Fourth Quarter                   $2.40               $1.40
------- -------------------------- -------------------- --------------------

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

No dividends have been declared or paid on the Company's common stock. As of February 28, 2006, the Company has 86,988 shares of Class A preferred stock outstanding and held by two record shareholders. There is no trading market for the preferred stock. The Class A preferred stock carries an annual dividend of $0.3675 per share, payable in cash or shares of common stock. A share of preferred stock is convertible into two shares of common stock at the option of the holder. The Company has paid all dividends due on the Class A preferred stock.

As of February 28, 2006, the Company had 8,618,750 shares of common stock issued and outstanding and held by 567 shareholders of record.

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2005.

-------------------- --------------------  -----------------  -----------------
                     Number of Securities  Weighted-Average      Number of
                       to be Issued Upon   Exercise Prices       Securities
                          Exercise of      of Outstanding       available for
                     Outstanding Options,  Options, Warrants   future issuance
 Plan Category       Warrants and Rights      and Rights      under equity com-
                                                              pensation plans
-----------------        --------------       ---------          ----------

Equity compensation
plans (stock options)
approved by
stockholders                1,059,500           $0.84             2,240,500

Equity compensation
plans not approved
by stockholders               250,000           $0.73                N/A

Total                       1,309,500                             2,240,500
--------------------- -------------------- ----------------- ------------------


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

-------------------- ------------ ------------ ------------ ------------ ------------
                         2005         2004         2003         2002         2001
                         ----         ----         ----         ----         ----

Statement of
Operations Data:

Net revenues         $83,090,788  $69,147,060  $61,122,303  $46,787,929  $31,173,579

Cost of revenues      71,441,620   58,844,757   50,271,774   37,232,428   22,980,512
                     -----------  -----------  -----------  -----------  -----------

Gross profit          11,649,168   10,302,303   10,850,529    9,555,501    8,193,067

Operating expenses     9,280,832    9,976,806    9,559,962    8,186,271    7,468,102
                     -----------  -----------  -----------  -----------  -----------

Income from
operations             2,368,336      325,497    1,290,567    1,369,230      724,965

Interest expense         619,374      632,750      612,230      721,880      874,075

Other income
(expense)                 (9,087)     (40,787)     131,255      (13,806)    (284,818)
                     -----------  -----------  -----------  -----------  -----------

Income (loss) from
operations  before
income tax provision   1,739,875     (348,040)     809,592      633,544     (433,928)

Income tax provision           -            -            -            -            -
                     -----------  -----------  -----------  -----------  -----------

Net income (loss)     $1,739,875  $  (348,040) $   809,592  $   633,544  $  (433,928)
                     ===========  ===========  ===========  ===========  ===========

Net  income  (loss)
attributable  to
common stockholders   $1,702,656  $ (389,567)  $   768,077  $   591,248  $  (479,710)
                      ==========  ===========  ===========  ===========  ===========


-------------------- ------------ ------------ ------------ ------------ ------------
Net income (loss)
per share
attributable to
common stockholders
    Basic                  $0.20       $(0.05)       $0.09        $0.07       $(0.06)

    Diluted                $0.16       $(0.05)       $0.09        $0.07       $(0.06)

Weighted average
common and common
equivalent shares
outstanding
    Basic              8,540,701    8,463,023    8,407,680    8,403,390    8,276,648

    Diluted           10,643,561    8,463,023    8,640,584    8,633,566    8,276,648

Balance Sheet Data:

Working capital       $6,607,086  $ 5,773,108  $ 4,987,773  $ 3,730,717   $3,658,793

Total assets         $29,864,617  $22,621,022  $20,236,471  $18,828,480  $12,183,072

Total liabilities    $22,731,491  $17,255,888  $14,541,275  $13,921,300  $ 7,867,140

Stockholder's equity $ 7,133,126  $ 5,365,126  $ 5,695,196  $ 4,907,180  $ 4,315,932



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS.

CAUTIONARY STATEMENT

This report includes "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, Zunicom's plans, objectives, expectations and intentions. These statements include, without limitation, statements concerning the potential operations and results of the Company. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors in Item 1A contained in this Annual Report on Form 10-K.

BACKGROUND AND RECENT DEVELOPMENTS

On March 23, 2006, UPG entered into a Renewal and Modification Agreement with Compass Bank. This allows UPG to borrow the full $12 Million instead of being limited to Borrower's Eligible Accounts Receivable and Inventory limits but the inventory borrowings cannot exceed the 85% of the outstanding value of Borrower's Eligible Accounts Receivable at any one time. The Renewal and
Modification Agreement provides UPG with additional borrowing ability under certain circumstances. The Renewal and Modification Agreement gives UPG more borrowing availability and flexibility for borrowings.

On March 9, 2006, AlphaNet notes payable to related parties totaling $217,128 were paid in full.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

Currently,the operations of Zunicom, Inc.are conducted through its subsidiaries, UPG and AlphaNet.

Revenues

Zunicom's consolidated revenues increased by $13,943,728 or 20% to $83,090,788 in 2005 compared to $69,147,060 for the similar period in 2004.

UPG had revenues of $81,275,175 in 2005 compared to $67,159,545 in 2004 or an increase of $14,115,630 or 21%.

AlphaNet had revenues of $1,815,613 in 2005 compared to $1,987,515 in 2004 or a decrease of $171,902 or 9%.

UPG's increase in revenues of $14,155,630 is primarily attributable to increased revenues from a third party fulfillment customer, Brinks, UPG's largest customer. Revenues from sales to Brinks and Brinks dealers increased by approximately $11,741,000 in 2005. In addition, sales of battery, battery related and battery powered products increased by $2,374,621 over the previous year due to new customers, increased volume on existing accounts and diversification into new product lines compared to the same period last year. UPG anticipates continued sales increases in the battery, battery powered product line and new products.

AlphaNet's decrease in revenues of $176,748 or 9% is attributable to the decline in revenue on the InnfaxTM product in the amount of $243,000, as a result of non-renewals in InnFaxTM contracts. The decrease is partially offset by the increased usage and installations of "The Office" of approximately $83,000.

Cost of Revenues

Zunicom's consolidated cost of revenues increased by $12,596,863 or 21% to $71,441,620 in 2005 from $58,844,757 in 2004.

UPG's cost of revenues totaled $70,960,235 in 2005 compared to $58,355,712 in 2004. The cost of revenues, as a percentage of revenues for UPG was 87% for 2005 and 2004. UPG's cost of product is comprised of the base product cost, freight, duty and commissions where applicable.

AlphaNet's cost of revenues totaled $481,385 in 2005 compared to $489,045 in 2004. AlphaNet's direct servicing costs as a percentage of service revenues increased to 27% compared to 25% for the same period in 2004. The increase in cost as a percentage of revenue is associated to additional costs incurred in installing The Office(TM).

Operating Expenses

Zunicom's consolidated operating expenses, consisting mainly of selling, general and administrative expenses, as well as, depreciation and amortization of property and equipment, decreased by $695,974 or 7% to $9,280,832 in 2005 compared to $9,976,806 in 2004.

The selling, general and administrative expenses of UPG, AlphaNet and Zunicom totaled $7,270,497, $1,156,478 and $542,586 respectively, in 2005, compared to
$6,997,282, $1,240,843 and $502,255 in 2004.

The selling, general and administrative expenses of UPG were $7,270,497 in 2005 compared to $6,997,282 in 2004. Expressed as a percentage of UPG's revenues, selling, general and administrative expenses were 9% in 2005 compared to 10% in 2004. UPG's increase in selling, general and administrative expenses of $273,215 was attributable to increase in bonus expense of $519,046 and wages of $127,227 associated with the Company's improved performance, insurance of $168,012, trade shows, travel and entertainment of $99,843 and contract labor of $84,104. Additionally, UPG made donations of battery products and cash of $43,964, for Hurricane Katrina charities and other organizations. These increases were offset by reductions in rent, utilities and property taxes of $204,395 due to the 2004 consolidation of facilities, legal costs of $149,931, bad debts of $125,557, sales representative commissions of $86,353, bank charges of $77,985, packaging design costs of $69,905 and consulting fees of $68,854.

AlphaNet's selling, general and administrative expenses decreased by $84,365 or 7% in 2005 compared to 2004. The decrease is primarily attributable to decreases in wages of $61,934, dues and subscriptions of $24,579, property taxes of $16,284, legal of $12,863, and travel expense of $12,220. These reductions were offset by increases in equipment rental of $16,855, rent of $13,882, accounting costs of $14,396, and bank charges of $10,069.

Zunicom's increase in selling, general and administrative expenses of $40,331 in 2005 was primarily attributable to increases in bonus of $70,995 associated with the Company's improved performance and legal fees of $87,302 offset by decreases in fees paid to an investor relations firm of $100,750 and office supplies of $16,359.

The decrease in Zunicom's operating expenses is primarily attributable to AlphaNet's write-down of certain assets that were de-installed in 2004 accounting for $635,598. Write downs during the similar period in 2005 totaled $5,311 for the Company.

For the year ended December 31, 2005, the Company incurred $305,959 in depreciation and amortization expense compared to $570,570 for the similar period in 2004, a decrease of $264,611. The decrease in depreciation and amortization expense is primarily related to the facsimile equipment that was written off by AlphaNet in 2004.

Interest Expense

Zunicom's consolidated interest expense decreased to $619,374 in 2005, compared to $632,749 in 2004, a decrease of $13,375 or 2%. The decrease is primarily attributable to lesser interest paid on AlphaNet notes payable in 2005 due to the principal payments made during 2005.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

Revenues

Zunicom's consolidated revenues increased by $8,024,757 or 13% to $69,147,060 in 2004 compared to $61,122,303 for the similar period in 2003.

UPG had revenues of $67,159,545 in 2004 compared to $58,669,741 in 2003 or an increase of $8,489,804 or 14%.

AlphaNet had revenues of $1,987,515 in 2004 compared to $2,452,562 in 2003 or a decrease of $465,047 or 19%.

UPG's increase in revenues of $8,489,804 is primarily attributable to increased revenues from a third party fulfillment customer, Brinks, UPG's largest customer. Revenues increased from the sales to Brinks and Brinks dealers by approximately $8,200,000 in 2004. In addition, sales of battery, battery related and battery powered products increased by approximately $4,000,000 which offset the decline in drop shipment sales of $3,400,000 in 2004.

AlphaNet continues to experience declines in facsimile usage by hotel guests and declining installations of facsimile equipment at hotels. In addition, AlphaNet no longer charges hotels service and usage fees upon contract renewal. However, AlphaNet's decrease in facsimile revenues of approximately $613,000 has been partially offset by the increased usage and installations of The Office(TM) of approximately $154,000.

Of the $1,987,515 total AlphaNet revenues for 2004, $477,588 was generated from InnFaxTM products compared to $1,090,344 for the same period in 2003. Facsimile revenues also includes monthly service fees on equipment previously installed under service fee plans. For service fee plans, AlphaNet retains ownership of the equipment, and earns recurring revenue from customer usage as well as a monthly service fee. For the twelve months ending December 31, 2004, service fee revenue represented 2% of total facsimile revenue compared to 28% in 2003.

Cost of Revenues

Zunicom's consolidated cost of revenues increased by $8,572,983 or 17% to $58,844,757 in 2004 from $50,271,774 in 2003.

UPG's cost of revenues totaled $58,355,712 in 2004 compared to $49,564,588 in 2003. The cost of revenues, as a percentage of revenues for UPG was 87% and 84%, respectively for 2004 and 2003. UPG's cost of product is comprised of the base product cost, freight, duty and commissions where applicable. Aggregate commissions on product purchases in 2004 were approximately $754,000 compared to approximately $923,000 in 2003.

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

The selling, general and administrative expenses of UPG, AlphaNet and Zunicom totaled $6,997,282, $1,240,843 and $502,255 respectively, in 2004, compared to
$6,602,033, $1,288,305 and $388,885 in 2003.

The selling, general and administrative expenses of UPG were $6,997,282 in 2004 compared to $6,602,033 in 2003. Expressed as a percentage of UPG's revenues, selling, general and administrative expenses were 10% in 2004 compared to 11% in 2003. UPG's increase in selling, general and administrative expenses of $395,249 was partially attributable to increase in consulting and contract labor fees of $179,521. Additionally, cost in catalogs and new package design increased by $132,213, commissions to sales representatives increased by $127,000, rent by $115,623, bank charges by $108,903, warehouse and office supplies by $83,044, and property insurance by $64,713. These increases are attributed to the continued growth and marketing of UPG's products and sales growth to Brinks. These increases were partially offset by the decrease in personnel cost of $348,500 and bad debt expense of $102,000, compared to the same period in 2003.

AlphaNet's selling, general and administrative expenses decreased by $47,462 or 4% in 2004 compared to 2003. The decrease is primarily attributable to decreased personnel costs of $21,477 and property and general insurance cost of $25,944. These decreased expenses are attributable to the reduction in the business operations of the company as revenue in InnFax(TM) decline during 2004.

The increase in selling, general and administrative expenses, incurred by Zunicom which were not allocated to its operating units, of $113,370 in 2004 was primarily attributable to fees paid to an investor relation firm of $79,580, accounting fees of $19,759 and office supplies and equipment cost of $7,487.

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

Interest Expense

Zunicom's consolidated interest expense increased to $632,750 in 2004, compared to $612,230 in 2003, an increase of $20,520 or 3%. The increase is attributable to increased borrowings on the UPG line of credit partially offset by the decrease in the interest paid on AlphaNet notes payable in 2004 due to the principal payments made during 2003.

Other Income (Expense)

Zunicom's consolidated other expense was $43,879 for the year ended December 31, 2004 compared to other income of $130,884 for 2003. The 2003 other income consists primarily of the sale of a patent by AlphaNet for net proceeds of $141,251.

LIQUIDITY - YEAR ENDED DECEMBER 31, 2005

Zunicom, on a consolidated basis, had cash and cash equivalents of $731,626 and $458,068 at December 31, 2005 and 2004, respectively.

Net cash provided by operating activities was $532,866 through December 2005 compared to cash used in operations of $3,266,055 for the similar period in 2004. The cash provided by operating activities in 2005 is primarily related to net income of $1,739,875, increases in accounts payable of $5,534,530, provision for bad debts and obsolete inventory of $180,852 and $63,910, respectively, depreciation of property and equipment of $305,959, write-off property and equipment of $5,311, and a decrease in accounts receivable-other of $133,966 offset by increases in inventories of $5,917,346, accounts receivable-trade of $1,204,587, prepaid and other current assets of $185,336, and decreases in accrued liabilities of $120,796 and deferred rent of $8,694.

Zunicom used cash in investing activities of $357,988 to purchase property and equipment during 2005.

Net cash provided in financing activities during 2005 primarily consisted of net cash provided under the UPG line of credit of $734,532, offset by payment of related party notes payable of $643,000.

The net increase in cash in 2005 was $273,558.

UPG's current line of credit agreement with Compass Bank provides for maximum borrowings of $12,000,000 with interest payable monthly at LIBOR Index rate plus 2.5% (6.79% at December 31, 2005) and matures May 5, 2007. On July 25, 2005, UPG entered into an agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and LIBOR Index Rate plus 2.5% on the balance of the outstanding borrowing under UPG's line of credit. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of UPG. On March 23, 2006, UPG entered into Renewal and Modification Agreement which modified the line's availability base borrowing formula, 85% of UPG's outstanding value of Borrower's Eligible Accounts Receivable and 50% of eligible inventory provided, however that the foregoing sub-limit upon availability with respect to Borrower's Eligible Inventory shall not exceed 85% of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding. The Renewal and Modification Agreement gives UPG more borrowing availability and flexibility for borrowings. In addition, UPG must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. UPG's maximum annual capital expenditures allowable pursuant to the terms of the line of credit total $100,000. Through December 31, 2005, UPG's capital expenditures of $185,647 exceed the allowable amount, and therefore UPG is in violation of this covenant. UPG has obtained a waiver as of December 31, 2005 for this violation. The Company was in compliance with all other covenants as of and for the year ended December 31, 2005. At December 31, 2005, $9,261,435 was outstanding under the line of credit and $2,231,019 remained available for borrowings under the line of credit based on the borrowing formula.

At December 31, 2005, AlphaNet had notes payable to financing companies with balances totaling $217,128. One note in the original principal amount of $1,525,000 is payable to Appel Investments, Inc., a company in which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. As of December 31, 2005, AlphaNet owes $138,792 in principal on this note. The other note in the original principal amount of $1,000,000 is payable to AHS Funding LLC, a company in which Jenny Jechart, a shareholder of the Company, is the principal shareholder and director. As of December 31, 2005, AlphaNet owes $78,336 in principal on this note. These notes, which bear interest at 20.5%, originally matured on October 21, 2002 and were paid in full on March 9, 2006.

Zunicom believes that cash provided by its operations and cash available under the UPG line of credit will be sufficient to meet its operational needs over the next year.

LIQUIDITY - YEAR ENDED DECEMBER 31, 2004

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

Net cash provided in financing activities during 2004 consisted of net cash provided under the UPG line of credit of $3,274,593, for payment of current liabilities and for purchases of inventory.

The net decrease in cash in 2004 was $201,282.

CAPITAL RESOURCES

At December 31, 2005 the Company did not have any material commitments for capital expenditures and does not expect any material changes in the need for capital expenditures. The Company has no off balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the amounts of payments due under specified contractual obligations at December 31, 2005.

                                              Payments Due
                                                By Period
                           --------------------------------------------------
                                       Less Than              3-5  More than
Contractual Obligations       Total     1 Year   1-3 Years   Years  5 Years
-------------------------- ----------- --------- ----------- ----- ----------
Capital Lease Obligations  $   46,307  $ 20,968  $   25,339  $  -  $        -

Operating Leases            1,782,601   554,247   1,228,354     -           -

Notes Payable to Related
Parties                       217,128   217,128           -     -           -
                           ----------  --------  ---------- -----  ----------
Total                      $2,046,036  $792,343  $1,253,693 $   -  $        -
                           ==========  ========  ========== =====  ==========

UPG currently uses the services of an import consultant to coordinate the purchases of goods and services from the Pacific Rim for which UPG pays a percentage of the cost of the product in servicing fees. Approximately 30% of UPG's product purchases are covered by this agreement. Under the terms of the agreement UPG is obligated to pay commission on all purchases made from factories introduced to UPG by the consultant. This agreement which has been amended orally to include additional factories and varying percentages of commission, may be terminated at any time. However, commissions will be payable to the consultant for as long as UPG purchase's product from the introduced factories. The import consultant is independent from the management of the Company and is not associated with any employee, officer or Board member of the Company other than through the services provided for the Company. In view of the increase in the volume of business and the competitive market conditions, the Board of UPG is continually reviewing this arrangement. Additionally, UPG is exploring the possibilities of opening an office in China to facilitate purchases of products for UPG. However, no facilities have been secured at this time.

INTERNATIONAL CURRENCY FLUCTUATION

The goods that UPG purchases from Asia are subject to international currency fluctuations. The management of UPG does not believe that the fluctuation in currency presents a serious threat to its operations.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.A., which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

Revenue Recognition

The Company has two segments: the battery and fulfillment sales segment which represents the operations of UPG and the facsimile and business center segment which represents the operations of AlphaNet. UPG is essentially an importer and distributor of batteries and battery related products. AlphaNet provides computer related access services to hotels.

UPG recognizes revenue in accordance with SAB 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectiblity is reasonably assured. Revenue recognition for specific types of revenue are described below.

UPG is a distributor who purchases both finished goods and components from domestic and international suppliers. UPG's customers order finished goods, either bulk battery product or single shippable units, to fill their requirements.

UPG adds value to products and components by packaging them in customer specified "kits" or tailor made units that are convenient for the customer to order and ship. Additionally, UPG has several customers that require specific battery solutions for inclusion in their own products. UPG will obtain the battery and necessary components and configure a new finished good unit based upon customer specifications. UPG refers to this process as a "value added service". Generally, UPG recognizes sales of finished goods at the time the customer takes title to the product.

UPG sells products to several customers in bulk quantities. UPG obtains the order from the customer and arranges for the delivery of the product directly from UPG's vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. UPG refers to these transactions as "drop shipments" because the product is shipped directly from UPG's vendor to UPG's customer. Generally, UPG recognizes revenue at the time the customer takes title to the product. We have evaluated the criteria outlined in EITF 99-19, "Reporting Revenue Gross as Principal versus Net as an Agent," in determining whether it is appropriate under U.S. GAAP to record the gross amount of revenues and related costs or the net amount earned after deducting the related costs of goods sold. We record the gross amounts billed to our customers because we are the primary obligor in these transactions, bear the inventory risk, have latitude in establishing prices, bear credit risk and have the right to select suppliers.

AlphaNet provides computer related access services to hotels. AlphaNet places computer components in the hotel properties which allow hotel guests access to facsimile machines, computers and other office machinery. The hotel guests use the equipment on a fee per minute basis which AlphaNet tracks. AlphaNet bills either the hotel property or the customer directly at the end of each fee per minute session. Much of this business is conducted through credit cards. Generally, AlphaNet records the sale upon completion of the session.

Post Shipment Obligations

UPG offers its customers a limited warranty for replacement of finished goods that do not function properly for approximately one year. Certain battery chemistries require a slightly shorter warranty period while other chemistries have an extended warranty period. The vast majority of UPG's product offerings have a one year limited warranty. The most common types of warranty complaints are batteries that leak or batteries that do not provide the voltage they are intended to supply. UPG's written warranty is limited to the replacement of the product purchased and does not cover the product the battery is used in. UPG's replacement rate is insignificant, less than 0.25% of total sales, and is therefore recorded as a reduction of sales when the warranty expense is incurred. If UPG determines that a shipment of product has a manufacturing defect, UPG has recourse with the manufacturer to recover the replacement costs incurred but the cost of isolated or individual instances of defects are borne by UPG.

UPG has no other post-shipment obligations. UPG does not offer any type of post-sale servicing.

AlphaNet does not sell products, and as such, warranty or post shipment obligations are not applicable.


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

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during 2005 was not material.

Interest Rates

Our exposure to market rate risk for changes in interest rates relates primarily to UPG's line of credit. The line of credit, maturing May 2007, bears interest at LIBOR plus 2.5%. A significant change in the LIBOR would have a material effect on interest expense. On July 25, 2005, UPG entered into an agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and LIBOR Index Rate plus 2.5% on the balance of the outstanding borrowing under UPG's line of credit. The Company's existing notes payable to related parties have fixed interest rates; however, future borrowings may bear interest at variable rates and, accordingly, the Company's exposure to market risk for changes in interest rates may change in the future. At December 31, 2005, the Company's debt owed to related parties was $217,128. This debt bore interest at a fixed rate of 20.5% and was paid in full on March 9, 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item appears in the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm contained in Item 15(a) (1 and 2).


ITEM 9. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE.

None


ITEM 9A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2005, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended December 31, 2005 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

None
                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ZUNICOM, INC.

                   (a) As of December 31, 2005, the following persons served as directors and executive officers of the Company:

     Name and Age                     Position with Company
     --------------------------------------------------------------------------
     William Tan (62)                 Chairman of the Board,
                                      President, CEO and Director
                                      Chairman of UPG & AlphaNet

     Ian Colin Edmonds (34)           Executive Vice President and Director of
                                      Zunicom
                                      Executive Director and COO of UPG

     Julie Sansom-Reese (43)          Chief Financial Officer

     Mimi Tan (32)                    Director of Operations of Zunicom
                                      Vice President, Business
                                      Development & Marketing of UPG
                                      Secretary of Zunicom, UPG
                                      and AlphaNet

Directors of the Company are elected at the annual shareholder meeting and serve as directors until the next annual meeting of shareholders. Directors may be re-elected at succeeding annual meeting so as to succeed themselves. Employees of the Company who are also directors do not receive additional compensation for serving as directors. Outside (non-employee) directors receive five hundred dollars ($500) compensation for attendance at director meetings.

William Tan and Ian Edmonds are the only members of the Company's Board. Mr. Tan has been a director since 1997. Mr. Edmonds has been a director since 1997. The Board acts as the Company's audit committee as well as the Company's executive compensation committee. Neither Mr. Tan nor Mr. Edmonds qualifies as an "audit committee financial expert" as defined by Item 401(h) of SEC Regulation S-K. The Company has not yet completed its search for outside independent directors, including an independent audit committee financial expert.

                           (b) Executive Officers of the Company:

WILLIAM  TAN was  elected  Chairman  of the Board,  President,  Chief  Executive
Officer and Director of the Company in February 1997. Mr. Tan's principal business has been private investments. Mr. Tan has been active as an entrepreneur in the fields of finance, general insurance, property development and management. He has held senior executive positions in a number of financing, insurance, textile, property development and related businesses. Mr. Tan is the father of Mimi Tan and the father-in-law of Ian Edmonds.

IAN COLIN EDMONDS is Executive Vice President and Director of Zunicom. Mr. Edmonds oversees corporate strategy and direction for the Company and its subsidiaries. Mr. Edmonds also serves as Executive Director and Chief Operating Officer of UPG, where he is responsible for overall operations, corporate financing, M&A and planning activities, and risk management. Mr. Edmonds has served as a director of the Company since July 1997. Mr. Edmonds was elected Executive Vice President in February 1999. Mr. Edmonds holds a Bachelors Degree in Marketing with a Minor in Statistics from the University of Denver. Mr. Edmonds is the husband of Mimi Tan.

JULIE SANSOM-REESE was named Interim Chief Financial Officer of Zunicom in November 1999. In November 2000, Ms. Sansom-Reese assumed this role on a permanent basis. Since August 1986, Ms. Sansom-Reese has served as Chief Financial Officer of UPG. Since October 2003, Ms. Sansom-Reese also serves as Chief Financial Officer of AlphaNet. Ms. Sansom-Reese earned a Bachelor of Arts in Business from Texas Tech University in August 1986.

MIMI TAN was appointed Corporate Secretary of the Company in February 1998 and also serves as Corporate Secretary for UPG and AlphaNet. Ms. Tan is also Director of Operations of the Company and was appointed Vice President of Business Development & Marketing of UPG in July 2003. Ms. Tan is responsible for new business, projects, corporate marketing and overall branding strategies. Ms. Tan graduated Cum Laude from the University of Denver, Colorado with a Bachelor,s Degree in Marketing and Minor in Statistics in November 1996. Ms. Tan is the daughter of William Tan and the wife of Ian Edmonds.

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

Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the 2005 fiscal year its officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

                           (c) Other Significant and Key Employees:

The following table sets forth-certain information concerning significant employees of the Company's wholly-owned subsidiaries.

                                Age                  Position

Randy Hardin                    46                   President and CEO of UPG

Ian Kindred                     59                   COO of AlphaNet

RANDY HARDIN has been the President of UPG since October 1996 and was appointed Chief Executive Officer of UPG in January 1999. Mr. Hardin also serves as Director on the boards of UPG and AlphaNet. From 1982 to 1992 Mr. Hardin was employed at Interstate Batteries. From 1991 to 1996, Mr. Hardin was the National Sales Manager of MK Battery, Inc., a distributor of sealed batteries. Mr. Hardin is a graduate of Texas A&M University where he received a Bachelor of Arts in Political Science in 1982.

IAN KINDRED, Chief Operating Officer and Vice President, joined AlphaNet in 1992 to create and manage InnFax(TM) operations, engineering and customer service in North America, as well as to provide operations support to AlphaNet's InnFax(TM) licensees around the world. Mr. Kindred has 19 years' experience in the high-tech sector, and has held management positions at Panacom Automation, Hewlett-Packard and Varity Corporation.

                           (d) Code of Ethics

The Board of Directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our Company's Chief Executive Officer, our Chief Financial Officer, as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrong doing and to promote:

     (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

     (3)  compliance with applicable governmental laws, rules and regulations;

     (4) prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

     (5)  accountability  for  adherence  to the  Code of  Ethics  and  Business
          Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our Company's personnel shall be accorded full access to our Chief Executive Officer with respect to any matter which may arise relating to the Code of Ethics and Business Conduct.

Our Code of  Ethics  and  Business  Conduct  is filed  herewith  with the SEC as
Exhibit 14.1 to this annual report. We will also provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon written request addressed to our Corporate Secretary at our principal executive office, located at 1720 Hayden Dr., Carrollton, Texas.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company, or its subsidiaries, during the years ended December 31, 2005, 2004, and 2003 to the Chief Executive Officer of the Company and each of the Company's executive officers.

                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                       Annual Compensation          Long-Term Compensation
                     ------------------------  ---------------------------------
                                               Awards                   Payouts
---------- --------- ------ ----- -----------  ----------  ------------ --------
Name and   Fiscal    Salary Bonus Other        Restricted  Securities   LTIP
Principal  Year      ($)    ($)   Annual       stock       Underlying   Payouts
Position   Ended                  Compensation award(s)    Options/     ($)
           Dec. 31                 ($)         ($)         SARs (#)
---------- --------- ------ ------ ----------  ----------  ------------ --------
William     2005          0      0          0           0            0       0
Tan,
Chairman    2004          0      0          0           0            0       0
President
& CEO       2003          0      0          0           0            0       0
---------- --------- ------ ------ ----------  ----------  ------------ --------
Ian Colin   2005    179,077  50,416         0           0            0       0
Edmonds,
Executive   2004    184,384  37,416         0           0            0       0
Vice
President   2003    161,000  34,417         0           0            0       0
---------- -------- ------- ------- ---------  ----------  ------------ --------
Julie       2005     98,308  25,000         0           0            0       0
Sansom-Reese
Chief       2004    101,077  12,500         0           0            0       0
Financial
Officer     2003     88,938  12,600         0           0            0       0
---------- -------- ------- ------- ---------  ----------  ------------ --------

Mimi Tan    2005    146,723  45,267         0           0            0       0
Director of
Operations  2004    150,061  33,667         0           0            0       0
& Secretary
            2003    118,877  28,700         0           0            0       0
---------- -------- ------- ------- ---------  ----------  ------------ --------
Randy       2005    203,077 135,243         0           0            0       0
Hardin
President   2004    208,174 171,338         0           0            0       0
& CEO
UPG         2003    200,000 152,338         0           0            0       0
---------- -------- ------- ------- ---------  ----------  ------------ --------

EMPLOYMENT AGREEMENTS

UPG entered into a five-year employment agreement with Ian Edmonds, effective as of July 1, 2001, to serve as Executive Director and Chief Operating Officer. The employment agreement will automatically renew month to month with the same terms and conditions. Mr. Edmonds receives a base salary of $140,000 which may be increased from time to time at the discretion of the Board. In addition, Mr. Edmonds is eligible for an incentive bonus to be paid annually, determined solely by the Board at the end of each year and is eligible to receive options to purchase 7.5% of the outstanding shares of UPG should UPG spin-off from Zunicom at some point in the future. The employment agreement with Mr. Edmonds allows for severance compensation in the event a third party purchases substantially all the assets of the business, or if UPG chooses to end the contract without cause. The severance compensation is for a twelve month period at the then current salary plus continued coverage of any medical and health benefits, and any incentive bonus as determined by the Board. In addition, if Mr. Edmonds dies or is incapacitated during the term of this agreement the severance provisions are eligible for himself or his designated beneficiaries as the case may be. Mr. Edmonds is bound by confidentiality and non-compete provisions of the agreement.

UPG entered into a five-year agreement with Randy Hardin, effective March 1, 2001, to serve as President and Chief Executive Officer. The employment agreement automatically renewed month to month with the same terms and conditions, effective March 1, 2006. Mr. Hardin receives a base salary of $200,000 which may be increased from time to time at the discretion of the Board. In addition, Mr. Hardin is eligible for an incentive bonus to be paid annually, based upon achieving the annual targeted net income, of 10% of the pre-tax net income of UPG for that year. Mr. Hardin is eligible to receive options to purchase 10% of the outstanding shares of UPG should UPG spin-off from Zunicom at some point in the future. The employment agreement with Mr. Hardin allows for severance compensation in the event a third party purchases substantially all the assets of the business, or if UPG chooses to end the contract without cause. The severance compensation is for a twelve month period at the then current salary plus continued coverage of any medical and health benefits, and any incentive bonus as determined by the Board. In addition if Mr. Hardin dies or is incapacitated during the term of the agreement the severance provisions are eligible for himself or his designated beneficiaries as the case may be. Mr. Hardin is bound by confidentiality and non-compete provision of the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN B ENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock as of February 28, 2006 by(i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of Zunicom, Inc., (iii) each of the executive officers of Zunicom, and (iv) all directors and executive officers of Zunicom as a group.

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
William Tan            2,835,273 (3) 31.44%    0                   0
President and CEO      Direct and
1720 Hayden Drive      Indirect
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------
Kim Yeow Tan           786,818 (4)   8.36%     0                   0
11 Jalan Medang        Indirect
Bukit Bandaraya
59100 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------
Jenny Jechart          509,091 (5)   5.91%     0                   0
P.O. Box 4005          Indirect
Tustin, CA 92781
---------------------  ------------  --------  ----------------    ------
Mimi Tan,              355,000(6)    4.05%     0                   0
Director of Operations Direct and
& Secretary            Indirect
1720 Hayden Road
Carrollton, TX  75006
---------------------  ------------  --------  ----------------    ------
Ian Colin Edmonds      200,000(7)    2.27%     0                   0
EVP & Director         Direct
1720 Hayden Road
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
Randy Hardin           230,000 (8)   2.60%     0                   0
President & CEO        Direct
UPG
1720 Hayden Road
Carrollton, TX 75006
--------------------   ------------  --------  ---------------     ------
Julie Sansom-Reese     22,250(9)     0.26%     0                   0
Chief Financial        Direct
Officer
1720 Hayden Road
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------
All Directors          3,642,523     37.86%    0                   0
and Executive
Officers as a Group
(5 persons)
---------------------  ------------  --------  ----------------    ------
(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(2) Percent of Class for the Common Stock is based on the 8,618,750 shares outstanding as of February 28, 2006. Percent of Class for the Series A Preferred Stock is based on 86,988 shares outstanding as of February 28, 2006. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares assumable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from February 28, 2006.

(3) Represents (i) 75,000 shares directly held by Mr. Tan, (ii) incentive stock options to acquire 400,000 shares of common stock,(iii) 1,383,000 shares of common stock held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, (iv) 977,273 shares of common stock held by Ventures International, Ltd., a company of which Mr. Tan is a director and officer, of which 250,000 shares of common stock were assigned by Caspic International, Inc., an affiliated company, upon exercise of warrants on February 23, 2006.

(4) Represents (i) 581,818 shares of common stock held by Gin Securities, Ltd., a company of which Kim Yeow Tan is a principal, and (ii) 205,000 shares of common stock attributed to Eurasia Securities Ltd., of which Kim Yeow Tan is a director and officer.

(5) Represents (i) 509,091 shares of common stock owned by AlphaNet Funding, LLC of which Ms. Jechart is a principal.

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

For information regarding securities authorized for issuance under our equity compensation plans, see Item 5.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board has reviewed the following audit and non-audit fees the Company has paid to the independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor's independence. The policy of the Board is to pre-approve all audit and non-audit services performed by its independent public accountants before the services are performed.

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the reviews of Forms 10-Q and for the audits of the consolidated financial statements of the Company were approximately $150,000 for 2005 and approximately $146,000 for 2004.

Audit-Related Fees. Aggregate fees billed for all audit-related services rendered by KBA Group LLP consisted of approximately $12,000 for 2005 and 2004. These amounts primarily include audits of one of the Company's subsidiaries.

Tax Fees. Aggregate fees billed for permissible tax services rendered by KBA Group LLP consisted of approximately $28,200 for 2005 and approximately $17,000 for 2004. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns.

All Other Fees.  None.


                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1.  Consolidated Financial Statements.

The  following   consolidated   financial   statements  of  Zunicom,   Inc.  and
subsidiaries, are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

              Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
              Consolidated  Statement of Changes in Stockholders' Equity for
              the years ended December 31, 2005, 2004, and 2003 Consolidated Statements of Cash Flows for the years ended December 31,
              2005,   2004,  and  2003  Notes  to   Consolidated   Financial
              Statements

              2.  Financial Statement Schedule.

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

              10.11 Revolving Credit and Security Agreement by and between Compass Bank and UPG, December 14, 2004.

              10.12 Purchase Agreement by and between Brink's Home Security and UPG as adopted June 1, 2004.

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

                                    Date:    March 30, 2006

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

  Signature                      Capacity                            Date


/s/ William Tan            Director, Chairman of the Board,    March 30, 2006
-----------------------    President and Chief Executive       --------------
William Tan                Officer (principal executive officer)


/s/ Ian Edmonds            Executive Vice President            March 30, 2006
-----------------------    and Director                        --------------
Ian Edmonds


/s/ Julie Sansom-Reese     Chief Financial Officer             March 30, 2006
-----------------------    (principal financial and            --------------
Julie Sansom-Reese         principal accounting officer)

                                  EXHIBIT INDEX

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

              10.11 Revolving Credit and Security Agreement by and between Compass Bank and UPG, December 14, 2004.

              10.12 Purchase Agreement by and between Brink's Home Security and UPG as adopted June 1, 2004.

              10.13 Renewal and Modification Agreement by and between Compass Bank and UPG on March 23, 2006.

              14.1 Code of Ethics and Business Conduct as adopted March 30,2004.

              21.1 Subsidiaries of Issuer

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


                                DECEMBER 31, 2005

                          INDEX TO FINANCIAL STATEMENTS

                         ZUNICOM, INC. AND SUBSIDIARIES


                                                                      Page
                                                                      ----
Report of Independent Registered Public Accounting Firm................F-3

Financial Statements

     Consolidated Balance Sheets as of December 31, 2005 and 2004......F-4

     Consolidated Statements of Operations
        for the years ended December 31, 2005, 2004 and 2003...........F-6

     Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 2005, 2004 and 2003...........F-8

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2005, 2004 and 2003...........F-9

     Notes to Consolidated Financial Statements........................F-11

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
               -------------------------------------------------------


Stockholders and Board of Directors
Zunicom, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zunicom, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. Our audits also included the financial statement schedule appearing under
Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, audits of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zunicom, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KBA GROUP LLP
-----------------
KBA Group LLP
Dallas, TX
February 24, 2006, except for Note P
to which the date is March 23, 2006

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 and 2004

                                     ASSETS
                                                        2005           2004
CURRENT ASSETS                                      ------------- -------------
  Cash and cash equivalents                         $    731,626  $    458,068
  Accounts receivable - trade, net of
   allowance for doubtful accounts
   of $226,391 and $249,447
                                                       8,446,086     7,422,351
  Accounts receivable - other                            114,802       248,768
  Inventories - finished goods, net of
   allowance for obsolescence of $158,663
       and $263,313                                   19,144,410    13,290,974
  Prepaid expenses and other current assets              665,802       480,466
                                                    ------------  ------------
        Total current assets                          29,102,726    21,900,627
                                                    ------------  ------------
PROPERTY AND EQUIPMENT
    Business center equipment                            974,674       874,801
    Machinery and equipment                              578,815       443,243
    Computer equipment                                   144,133       140,214
    Furniture and fixtures                               272,937       240,612
    Leasehold improvements                               303,597       297,729
    Vehicles                                             151,598       140,676
                                                    ------------  ------------
                                                       2,425,754     2,137,275
    Less accumulated depreciation and amortization    (1,698,786)   (1,454,527)
                                                    ------------  ------------
        Net property and equipment                       726,968       682,748
                                                    ------------  ------------
OTHER ASSETS                                              34,923        37,647
                                                    ------------  ------------
TOTAL ASSETS                                        $ 29,864,617  $ 22,621,022
                                                    ============  ============

















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 and 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        2005           2004
                                                   ------------- -------------
CURRENT LIABILITIES
  Line of credit                                   $  9,261,435  $  8,526,903
  Current portion of notes payable -
    related parties                                     217,128             -
  Current portion of long-term debt                      20,968        20,977
  Accounts payable                                   12,632,315     7,097,785
  Accrued liabilities                                   311,957       432,753
  Other current liabilities                              51,837        49,101
                                                   ------------  ------------
    Total current liabilities                        22,495,640    16,127,519
                                                   ------------  ------------
NOTES PAYABLE - RELATED PARTIES,
   less current portion                                       -       860,128
LONG-TERM DEBT, less current portion                     25,339        46,307
DEFERRED RENT, less current portion                     210,512       221,942

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value,
    1,000,000 shares authorized; 88,988 and
    104,588 Class A Shares issued and out-
    standing; liquidation preference of
    $467,187 as of December 31, 2005                     88,988       104,588
  Common stock - $0.01 par value;
    50,000,000 shares authorized; 8,614,750
    and 8,512,048 shares issued and out-
    standing                                             86,148        85,120
  Additional paid-in capital                         14,601,331    14,521,415
  Accumulated deficit                                (7,643,341)   (9,345,997)
                                                   ------------  ------------
      Total stockholders' equity                      7,133,126     5,365,126
                                                   ------------  ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 29,864,617  $ 22,621,022
                                                   ============  ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                            2005          2004          2003
REVENUES                               ------------- ------------- -------------
  Sales                                $ 81,275,175  $ 67,159,545  $ 58,669,741
  Service revenue                         1,815,613     1,987,515     2,452,562
                                       ------------  ------------  ------------
                                         83,090,788    69,147,060    61,122,303
COST OF REVENUES
  Cost of goods sold                     70,960,235    58,355,712    49,564,588
  Direct servicing costs                    481,385       489,045       707,186
                                       ------------  ------------  ------------
                                         71,441,620    58,844,757    50,271,774

GROSS PROFIT                             11,649,168    10,302,303    10,850,529

OPERATING EXPENSES

  Selling, general and administrative 8,969,562 8,740,380 8,279,223 Depreciation and amortization of
   property and  equipment                  305,959       570,570       721,291
  Write off of property and equipment         5,311       665,856       559,448
                                       ------------  ------------  ------------
                                          9,280,832     9,976,806     9,559,962
                                       ------------  ------------  ------------

INCOME FROM OPERATIONS                    2,368,336       325,497     1,290,567

OTHER EXPENSES
  Interest expense, related parties        (143,753)     (177,390)     (301,725)
  Interest expense, other                  (475,621)     (455,360)     (310,505)
  Other, net                                 (9,087)      (40,787)      131,255
                                       ------------  ------------  ------------
                                           (628,461)     (673,537)     (480,975)
                                       ------------  ------------  ------------
INCOME (LOSS) BEFORE PROVISON FOR
INCOME TAXES                              1,739,875      (348,040)      809,592
                                       ------------  ------------  ------------
PROVISION FOR INCOME TAXES                        -             -             -
                                       ------------  ------------  ------------











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                  (Continued)

                                            2005          2004          2003
                                       ------------- ------------- -------------
NET INCOME (LOSS)                      $  1,739,875  $   (348,040) $    809,592
                                       ============  ============  ============
Net income (loss) attributable to
  common stockholders                  $  1,702,656  $   (389,567) $    768,077
                                       ============  ============  ============
Net income (loss) per share
attributable to common stockholders
    Basic                              $       0.20  $      (0.05) $       0.09
                                       ============  ============  ============
    Diluted                            $       0.16  $      (0.05) $       0.09
                                       ============  ============  ============
Number of weighted average shares of
common stock outstanding
    Basic                                 8,540,701     8,463,023     8,407,680
                                       ============  ============  ============
    Diluted                              10,643,561     8,463,023     8,640,584
                                       ============  ============  ============





























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                         Preferred Stock      Common Stock
                        ------------------ ----------------- Additional
                        Number of          Number of          Paid-in    Accumulated
                          Shares   Amount    Shares  Amount   Capital      Deficit      Total
                        --------- -------- --------- ------- ----------- ------------ ----------
Balances at
  January 1, 2003        115,088  $115,088 8,403,390 $84,034 $14,454,141 $(9,746,083) $4,907,180
Conversion of preferred
  stock into common stock   (500)     (500)    1,000      10         490           -           -
Dividends paid by
  issuance of common
  stock                        -         -    15,280     153      19,786     (19,939)          -
Dividends paid in cash         -         -         -       -     (21,576)          -     (21,576)
Net income for 2003            -         -         -       -           -     809,592     809,592
                        --------  -------- --------- ------- ----------- -----------  ----------
Balances at December
  31, 2003               114,588   114,588 8,419,670  84,197  14,452,841  (8,956,430)  5,695,196
Conversion of
  preferred stock into
  common stock           (10,000)  (10,000)   20,000     200       9,800           -           -
Issuance of common
  stock pursuant to
  employee exercise of
  stock options                -         -    25,000     250      17,720           -      17,970
Dividends paid by issu-
  ance of common stock         -         -    47,378     473      41,054     (41,527)          -
Net loss for 2004              -         -         -       -           -    (348,040)   (348,040)
                        --------  -------- --------- ------- ----------- -----------  ----------
Balances at December
  31, 2004               104,588   104,588 8,512,048  85,120  14,521,415  (9,345,997)  5,365,126
Conversion of
  preferred stock
  into common stock      (15,600)  (15,600)   31,200     312      15,288           -           -
Issuance of common
  stock pursuant to
  employee exercise of
  stock options                -         -    37,500     375      27,750           -      28,125
Dividends paid by
  issuance of common
  stock                        -         -    34,002     341      36,878     (37,219)          -
Net income for 2005            -         -         -       -           -   1,739,875   1,739,875
                        --------  -------- --------- ------- ----------- -----------  ----------
Balances at December
  31, 2005                88,988  $ 88,988 8,614,750 $86,148 $14,601,331 $(7,643,341) $7,133,126
                        ========  ======== ========= ======= =========== ===========  ==========









              The accompanying notes are an integral part of these
                       consolidated financial statement.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                        2005          2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES              -------------- -------------- --------------
Net income (loss)                                 $   1,739,875  $    (348,040) $     809,592
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization of
       property and equipment                           305,959        570,570        721,291
   Loss on disposal of property and equipment             2,498          7,446              -
   Provision for bad debts                              180,852        346,951        475,297
   Provision for obsolete inventory                      63,910         51,468        253,823
   Write off of property and equipment                    5,311        665,856        559,448
   Change in operating assets and liabilities
     Accounts receivable - trade                     (1,204,587)    (1,050,371)      (439,169)
     Accounts receivable - other                        133,966       (118,574)        60,417
     Inventories                                     (5,917,346)    (2,768,059)    (2,814,477)
     Prepaid expenses and other current assets         (185,336)        63,496        (18,123)
     Other assets                                         2,724         12,055         28,525
     Accounts payable                                 5,534,530       (459,240)     1,182,507
     Accrued liabilities                               (120,796)      (366,817)       833,599
     Deferred rent                                       (8,694)       127,204              -
                                                  -------------  -------------  -------------
Net cash provided by (used in)
     operating activities                               532,866     (3,266,055)     1,652,730
                                                  -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                  (357,988)      (203,064)      (202,844)
                                                  -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit                       734,532      3,274,593       (284,440)
   Proceeds from the exercise of stock options           28,125         17,970              -
   Repayment of notes payable- related parties         (643,000)             -     (1,115,726)
   Repayment of long-term debt                          (20,977)       (24,726)       (17,209)
   Payment of preferred stock dividends                       -              -        (21,576)
                                                  -------------  -------------  -------------
Net cash provided by (used in)
   financing activities                                  98,680      3,267,837     (1,438,951)
                                                  -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     273,558       (201,282)        10,935
                                                  -------------  -------------  -------------
Cash and cash equivalents at beginning of period        458,068        659,350        648,415
                                                  -------------  -------------  -------------
Cash and cash equivalents at end of period        $     731,626  $     458,068  $     659,350
                                                  =============  =============  =============








              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                  -continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                        2005          2004           2003
                                                  -------------- -------------- --------------
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                     $     593,000  $     623,000  $     632,000
Income taxes paid                                 $           -  $      22,229  $           -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

    Preferred stock dividends paid through
        issuance of common  stock                 $      37,219  $      41,527  $      19,939
                                                  =============  =============  =============
    Conversion of preferred stock to
        common stock                              $      15,600  $      10,000  $         500
                                                  =============  =============  =============
    Acquisition of property and equipment
        through capital lease                     $           -  $      28,960  $      21,244
                                                  =============  =============  =============
    Capitalized lease incentives                  $           -  $     134,639  $           -
                                                  =============  =============  =============


























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Zunicom, Inc. ("Zunicom") operates through its subsidiaries: (i) Universal Power Group, Inc. ("UPG") and (ii) AlphaNet Hospitality Systems Inc. ("AlphaNet").

Zunicom, Inc., formerly Tech Electro Industries, Inc., ("Zunicom" or the "Company" or "we") was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a distributor of electric components incorporated in 1968. On October 29, 1996, we incorporated Universal Battery Corporation for the purpose of expanding into new markets for batteries and battery-related products. In May 1999, we merged Universal Battery Corporation into Computer Components Corporation. On January 17, 2003, Computer Components Corporation changed its name to Universal Battery Corporation. Subsequently on May 12, 2003, Universal Battery Corporation changed its name to Universal Power Group to reflect its business growth, expansion and diversification. Zunicom's business operations through UPG encompass the sale of portable power and related synergistic products, third party fulfillment, and custom battery pack assembly and kitting services to a wide range of industries.

On October 26, 1999, Zunicom completed the acquisition of AlphaNet. Zunicom acquired AlphaNet to gain an entry into the information technology and Internet related business sector. AlphaNet is a leading provider of guest communication services to the hospitality market.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Zunicom, UPG and AlphaNet. All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company".

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

Inventories

Inventories consist of finished goods, primarily batteries and security products related to UPG's third party fulfillment and materials used in the assembly of batteries into "packs". All items are stated at the lower of average cost or market.

UPG is a significant supplier for Brinks. Brinks requires UPG to maintain certain inventory levels at all times. Inventory held related to UPG's relationship with Brinks, primarily security products, totaled approximately $8,500,000 at December 31, 2005. Brinks will purchase from UPG any and all remaining inventory held by UPG pursuant to an agreement with Brinks (including inventory in transit) and pay any applicable cancellation fees to the manufacturer upon termination of the relationship.

The Company performs periodic evaluations, based upon business trends, to specifically identify obsolete, slow moving, and non-salable inventory. Inventory allowances are evaluated periodically to ensure they reflect current business trends.

Property and Equipment

Property and equipment are carried at cost. Depreciation of equipment is provided using the straight line method over the estimated useful lives of the assets ranging from three to ten years. Assets held under capital lease and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the related asset.

          ------------------------------- ------------------------
          PROPERTY AND EQUIPMENT                Useful Lives
          ------------------------------- ------------------------
              Business center equipment           3 years
          ------------------------------- ------------------------
              Machinery and equipment           5 - 10 years
          ------------------------------- ------------------------
              Computer equipment                3 - 5 years
          ------------------------------- ------------------------
              Furniture and fixtures              10 years
          ------------------------------- ------------------------
              Leasehold improvements            4 - 5 years
          ------------------------------- ------------------------
              Vehicles                            7 years
          ------------------------------- ------------------------

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their estimated fair value using discounted cash flows. For the years ended December 31, 2005, 2004 and 2003, the Company wrote off certain fixed assets, primarily facsimile equipment, which were taken out of service and are no longer in use, and accordingly, recognized impairment charges totaling $5,311, $665,856 and $559,448, respectively. The charges are presented as write off of property and equipment in the accompanying consolidated statements of operations.

Deferred Rent

UPG's operating lease for its primary office and warehouse space contains a free rent period and contains predetermined fixed increases of the minimum rental rate during the initial lease term. For this lease, UPG recognizes rental expense on a straight-line basis over the minimum lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent. In addition, the landlord provided certain allowances for leasehold improvements on this office and warehouse space which have been recorded as deferred rent and leasehold improvements. The deferred rent will be amortized as an offset to rent expense over the remaining term of the related lease.

Revenue Recognition

The Company has two segments: the battery and fulfillment sales segment which represents the operations of UPG and the facsimile and business center segment which represents the operations of AlphaNet. UPG is essentially an importer and distributor of batteries and battery related products. AlphaNet provides computer related access services to hotels.

UPG recognizes revenue in accordance with SAB 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectiblity is reasonably assured. Revenue recognition for specific types of revenue are described below.

UPG is a distributor who purchases both finished goods and components from domestic and international suppliers. UPG's customers order finished goods, either bulk battery product or single shippable units, to fill their requirements.

UPG adds value to products and components by packaging them in customer specified "kits" or tailor made units that are convenient for the customer to order and ship. Additionally, UPG has several customers that require specific battery solutions for inclusion in their own products. UPG will obtain the battery and necessary components and configure a new finished good unit based upon customer specifications. UPG refers to this process as a "value added service". Generally, UPG recognizes sales of finished goods at the time the customer takes title to the product.

UPG sells products to several customers in bulk quantities. UPG obtains the order from the customer and arranges for the delivery of the product directly from UPG's vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. UPG refers to these transactions as "drop shipments" because the product is shipped directly from UPG's vendor to UPG's customer. Generally, UPG recognizes revenue at the time the customer takes title to the product. UPG has evaluated the criteria outlined in EITF 99-19, "Reporting Revenue Gross as Principal versus Net as an Agent," in determining whether it is appropriate under U.S. GAAP to record the gross amount of revenues and related costs or the net amount earned after deducting the related costs of goods sold. UPG records the gross amounts billed to customers because it is the primary obligor in these transactions, bears the inventory risk, has latitude in establishing prices, bears credit risk and has the right to select suppliers.

AlphaNet provides computer related access services to hotels. AlphaNet places computer components in the hotel properties which allow hotel guests access to facsimile machines, computers and other office machinery. The hotel guests use the equipment on a fee per minute basis which AlphaNet tracks. AlphaNet bills either the hotel property or the customer directly at the end of each fee per minute session. Much of this business is conducted through credit cards. Generally, AlphaNet records the sale upon completion of the session.

Post Shipment Obligations

UPG offers its customers a limited warranty for replacement of finished goods that do not function properly for approximately one year. Certain battery chemistries require a slightly shorter warranty period while other chemistries have an extended warranty period. The vast majority of UPG's product offerings have a one year limited warranty. The most common types of warranty complaints are batteries that leak or batteries that do not provide the voltage they are intended to supply. UPG's written warranty is limited to the replacement of the product purchased and does not cover the product the battery is used in. UPG's replacement rate is insignificant, less than 0.25% of total sales, and is therefore recorded as a reduction of sales when the warranty expense is incurred. If UPG determines that a shipment of product has a manufacturing defect, UPG has recourse with the manufacturer to recover the replacement costs incurred but the cost of isolated or individual instances of defects are borne by UPG.

UPG has no other post-shipment obligations. UPG does not offer any type of post-sale servicing.

AlphaNet does not sell products, and as such, warranty or post shipment obligations are not applicable.

At December 31, 2005, 2004, and 2003 UPG has a warranty reserve of approximately $10,000.

Shipping and Handling Costs

Shipping and handling costs are charged to costs of revenues in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. Under APB Opinion No. 25, if the exercise price of an employee's stock option equals or exceeds the fair market value of the Company's stock on the date of grant, no compensation expense is recognized. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2005, 2004 and 2003. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure and amendment of FASB Statement No. 123," net income (loss) and income (loss) per share would have been increased (decreased) as indicated below:

                                                 Years Ended December 31
                                                 -----------------------
                                            2005          2004          2003
                                       ------------- ------------- -------------
Net income (loss) attributable to
common stockholders as reported        $  1,702,656  $   (389,567) $    768,077

Add: Stock-based employee compensation
expense included in reported net
income (loss)                                     -             -             -

Deduct: Stock based employee
compensation expense determined
under fair value based method              (643,207)     (141,041)       (4,607)
                                       ------------  ------------  ------------
Pro-forma net income (loss)
attributable to common stockholders    $  1,059,449  $   (530,608) $    763,470
                                       ============  ============  ============
Net income (loss) per share attributable
to common stockholders as reported
   Basic                               $       0.20  $      (0.05) $       0.09
                                       ============  ============  ============
   Diluted                             $       0.16  $      (0.05) $       0.09
                                       ============  ============  ============
Pro Forma
   Basic                               $       0.12  $      (0.06) $       0.09
                                       ============  ============  ============
   Diluted                             $       0.10  $      (0.06) $       0.09
                                       ============  ============  ============

Stock-based employee compensation expense is recognized on a straight-line basis as options vest.

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

The Company plans to adopt the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No amendments to prior periods presented are permitted under the modified prospective method. The future impact of the adoption of SFAS No. 123R cannot be predicted as this time because it will depend on levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income
(loss) above.

Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss), decreased or increased by the preferred stock dividends of $37,219, $41,527, and $41,515 for the years ending December 31, 2005, 2004 and 2003, respectively, by the weighted average number of common shares outstanding for the year. Diluted net income(loss) per share is computed by dividing net income (loss) decreased or increased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company's common stock equivalents, including 19,500 options for the year ended December 31, 2005, 3,529,581 warrants and 1,097,000 options for the year ended December 31, 2004, and 3,279,581 warrants and 1,227,000 options for the year ended December 31, 2003, are not included in the diluted loss per share computations as they are anti-dilutive. In addition, the as-if conversion of the preferred stock outstanding at December 31, 2005 and 2004 into 177,976 and 209,176, respectively, shares of common stock have been excluded from the computations of diluted loss per share for the years ended December 31, 2005 and 2004 as the effect is anti-dilutive.

The following table provides reconciliation between basic and diluted net income
(loss) per share attributable to common stockholders:

                                                 Years Ended December 31
                                                 -----------------------
                                            2005          2004          2003
                                       ------------- ------------- -------------
Net income (loss) attributable
 to common stockholders                $  1,702,656  $   (389,567) $    768,077
                                       ============  ============  ============
Weighted average number of
 shares outstanding

Basic                                     8,540,701     8,463,023     8,407,680
Dilutive effect of common
 stock equivalents                        2,102,860             -       232,904
                                       ------------  ------------  ------------
Diluted                                  10,643,561     8,463,023     8,640,584
                                       ============  ============  ============
Net income (loss) per share
  attributable to common stockholders
Basic                                  $       0.20  $      (0.05) $       0.09
                                       ------------  ------------  ------------
Diluted                                $       0.16  $      (0.05) $       0.09
                                       ------------  ------------  ------------

Recent Accounting Pronouncements

SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB opinion No. 20 and FASB Statement No. 3," was issued in June 2005. SFAS No. 154 required retrospective application to financial statements of prior periods for changes in accounting principle that are not adopted prospectively. The statement also applies to changes required by an accounting pronouncement that does not include specific transaction provisions. This statement is effective January 1, 2006.

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

NOTE C - INVENTORIES

Inventories at December 31, 2005 and 2004 consist of the following:

                                              2005               2004
                                        ----------------   ----------------
Battery inventory                       $      9,973,048   $      6,750,064
Security related inventory                     8,581,729          5,948,172
Electronic components inventory                  706,217            818,252
Facsimile and business center inventory           42,079             37,799
Inventory obsolescence reserve                  (158,663)          (263,313)
                                        ----------------   ----------------
                                        $     19,144,410   $     13,290,974
                                        ================   ================

NOTE D - LINES OF CREDIT

UPG's current line of credit agreement with Compass Bank provides for maximum borrowings of $12,000,000 with interest payable monthly at LIBOR Index rate plus 2.5% (6.79% at December 31, 2005) and matures May 5, 2007. On July 25, 2005, UPG entered into an agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and LIBOR Index Rate plus 2.5% on the balance of the outstanding borrowing under UPG's line of credit. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of UPG. On March 23, 2006, UPG entered into renewal and modification agreement which modified the line's availability base borrowing formula, as more fully described in Note P. In addition, UPG must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. UPG's maximum annual capital expenditures allowable pursuant to the terms of the line of credit total $100,000. Through December 31, 2005, UPG's capital expenditures of $185,647 exceeds the allowable amount, and therefore UPG is in violation of this covenant. UPG has obtained a waiver as of December 31, 2005 for this violation. At December 31, 2005 and 2004, $9,261,435 and $8,256,903,
respectively, was outstanding under the line of credit and $2,231,019 and $3,473,097, respectively, remained available for borrowings under the line of credit based on the borrowing formula. During, 2004, UPG had a line of credit with a financing company that provided for maximum borrowings of $12,000,000 with an interest rate at the lender's prime plus 1.25%. This line was fully repaid during 2004.

NOTE E - NOTES PAYABLE-RELATED PARTIES AND LONG-TERM DEBT

Notes payable-related parties and long-term debt at December 31, 2005 and 2004 consists of the following:

                                                    2005             2004
                                                ------------     ------------

       Note payable to a related party,  with
       interest payable monthly at 20.5%, and
       principal  due at maturity  (March 27,
       2006),  guaranteed  by  Zunicom,  with
       first lien on all AlphaNet  assets and
       second lien on AlphaNet  common  stock
       (see additional  discussion in Notes F
       and P)................................   $   138,792      $   550,257

       Note payable to a related party,  with
       interest payable monthly at 20.5%, and
       principal  due at maturity  (March 27,
       2006),  guaranteed  by  Zunicom,  with
       first lien on all AlphaNet  assets and
       second lien on AlphaNet  common  stock
       (see additional  discussion in Notes F
       and P)................................        78,336          309,871

       Other...................................      46,307           67,284
                                                -----------      -----------
                                                    263,435          927,412
       Less current maturities.................    (238,096)         (20,977)
                                                -----------      -----------
         Long-term portion..................... $    25,339      $   906,435
                                                ===========      ===========

At December 31, 2005, maturities on notes payable and long-term debt are as follows:
             Year ended
            December 31,
            ------------
               2006.............................  $ 238,096
               2007.............................     18,725
               2008.............................      6,614
                                                  ---------
                                                  $ 263,435
                                                  =========


NOTE F - RELATED PARTY TRANSACTIONS

The Company leased its office and certain warehouse space, from a partnership consisting of members of the family of a shareholder. Rent paid to the partnership was $16,800, $100,800 and $100,800 for the years ended December 31, 2005, 2004 and 2003, respectively. This lease required monthly payments of $8,400 through its expiration in February 2005.

During 1999, the Company borrowed $1,525,000 from a finance company that has an officer who is a relative of Zunicom's president. The loan requires interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 and was extended to March 27, 2006. At December 31, 2005, AlphaNet owed $138,792 in principal on this note which was paid in full on March 9, 2006 (See Note P - Subsequent Events). The Company paid a loan origination fee of $150,737 related to the $1,525,000 note payable. As additional consideration, the finance company originally received warrants to purchase 116,703 shares of Zunicom common stock exercisable at $0.75 per share. The warrants vested immediately and had an original expiration date of October 20, 2004, but were further extended to expire on October 20, 2005. These warrants have since expired unexercised. The fair value of the warrants on the grant date of $91,255 was recorded as a discount to the original debt and was amortized over the original term of the debt. There was no value recorded for the modification of the expiration date of these warrants during 2004 as management determined that the fair value of the modified warrants was immaterial.

During 1999, the Company borrowed $1,000,000 from a finance company that has a principal who is also a shareholder of Zunicom. The loan carries monthly interest payments at 20.5% per annum. The principal was originally due on October 21, 2001. At December 31, 2005, AlphaNet owed $78,336 in principal on this note which was paid in full on March 9, 2006 (See Note P - Subsequent Events). The Company paid a loan origination fee of $98,828 related to the $1,000,000 note payable. As additional consideration, the finance company originally received warrants to purchase 76,514 shares of Zunicom common stock exercisable at $0.75 per share. The warrants vested immediately and had an original expiration date of October 20, 2004, but were extended during 2004 to October 20, 2005. These warrants have since expired unexercised. The fair value of the warrants on the grant date of $59,839 was recorded as a discount to the original debt and was amortized over the original term of the debt. There was no value recorded for the modification of the expiration date of these warrants during 2004 as management determined that the fair value of the modified warrants was immaterial.

Also during 1999, the Company engaged an investment company, in which the Company's president is a director and shareholder to act as sales agent in a private placement transaction. The investment company received a placement fee of 500,000 warrants as consideration for these services rendered. In addition, the Company retained the investment company to refinance certain outstanding indebtedness. The investment company received an additional 550,000 warrants in consideration for these services rendered. The 1,050,000 warrants are exercisable at $0.75 per share and had an original expiration date of October 20, 2004, but were extended to October 20, 2005. There was no value recorded related to the modification of the expiration date of these warrants during 2004 as there was no consideration received from the investment company in return for the extension. These warrants have since expired unexercised.

During 2000, as additional consideration for a $500,000 loan, the Company granted Caspic International, Inc. ("Caspic") warrants to purchase 250,000 shares of common stock at $0.73 per share, exercisable immediately. William Tan, the President, CEO and a significant shareholder of Zunicom is also a director and shareholder of Caspic. The warrants had an original expiration date of February 24, 2005, which was extended during 2004 to February 24, 2006. The fair value of the warrants on the grant date of $163,554 was recorded as a discount to the original debt and was amortized over the original term of the debt. There was no value recorded related to the modification of the expiration date of these warrants during 2004 as there was no consideration received from Caspic in return for the extension. (See Note P - Subsequent Events).

NOTE G - PREFERRED STOCK

The outstanding Class A preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2005 the Company has paid all dividends which have accrued on the preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. During the years ended December 31, 2005, 2004 and 2003, 15,600, 10,000 and 500, respectively, shares of outstanding preferred stock were converted into 31,200, 20,000 and 1,000, respectively, shares of common stock.

NOTE H - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2005 and 2004 consist of the following:

                                              2005                     2004
                                        ---------------          --------------
Current deferred tax asset              $       209,465          $      204,505
Current deferred tax liability                        -                       -
Valuation allowance                            (209,465)               (204,505)
                                        ---------------          --------------
Net current deferred tax asset          $             -          $            -
                                        ===============          ==============

Non-current deferred tax asset          $     4,471,962          $    4,685,690
Non-current deferred tax liability             (476,107)                (37,464)
Valuation allowance                          (3,995,855)             (4,648,226)
                                        ---------------          --------------
Net non-current deferred tax asset      $             -          $            -
                                        ===============          ==============

Significant components of our deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

                                              2005                     2004
                                        ---------------          --------------
Net operating loss carry forwards        $   4,471,762          $    4,652,716
Depreciation                                  (476,107)                 (4,490)
Accrued bonus                                   51,056                       -
Allowance for doubtful accounts                 76,973                  84,812
Allowance for inventory obsolesce               53,945                  89,526
Other accrued expenses                          27,691                  30,167

The net operating loss available at December 31, 2005 totals approximately $13,000,000 and begins to expire in 2011. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The Company's income tax expense for the years ended December 31, 2005, 2004 and 2003 differed from the statutory federal rate of 34 percent as follows:

                                         2005         2004        2003
                                    -----------   ----------   ----------
Statutory rate applied to income
 (loss) before income taxes         $   591,558   $ (118,334)  $  275,261
Increase (decrease) in income
 taxes resulting from:

Amounts not deductible for
 federal income tax purposes             61,232       51,945       45,915

Change in valuation allowance          (647,411)     212,352     (580,731)
Change in previous year estimates        (5,379)    (145,963)     259,555
                                    -----------   ----------   ----------
Income tax benefit                  $         -   $        -   $        -
                                    ===========   ==========   ==========

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

At December 31, 2005 and 2004, UPG had receivables due from a significant customer that comprised approximately 47% and 46%, respectively, of the total trade receivables, respectively. Through the date of this report, substantially all of these amounts have been collected. During the years ended December 31, 2005, 2004 and 2003, one UPG customer accounted for 55%, 51% and 50% of total revenues and another in December 2003 accounted for 10% of UPG's revenue.

The loss of these significant customers would materially decrease the Company's total revenue.

A significant portion of UPG's inventory purchases are from two suppliers representing approximately 44% and 22% for the year ended December 31, 2005, and approximately 44% and 19% for the similar period in 2004. UPG purchased approximately 70% and 61% for years ending December 31, 2005 and 2004, respectively of its product through domestic sources with the remainder purchased from international sources, predominantly in the Pacific Rim and mainland China. The majority of UPG's international purchases are coordinated through an independent consultant. The Company does not anticipate any changes in the relationships with this consultant or these suppliers; however, if such a change were to occur, the Company has alternative sources available.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2005 and 2004, the carrying value of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

The line of credit and long-term debt carrying values approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and because of the relative short-term nature of these instruments.

NOTE K - STOCK OPTIONS AND WARRANTS

Compensatory stock options

On July 19, 1995, the Board of Directors approved the 1995 Incentive Stock Plan ("1995 Plan") which provided for 125,000 common stock options to be issued through December 31, 1999. At December 31, 2005 the 1995 Plan expired and there are no options outstanding pursuant to the 1995 Plan. At December 31, 2004 and 2003, there were 49,500 options outstanding under the 1995 Plan.

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. At December 31, 2005, 2004 and 2003, there are 1,059,500, 1,010,000 and 1,140,000 options, respectively, outstanding under the 1999 Plan.

On June 24, 2000, the Board of Directors approved the 2000 Incentive Stock Option Plan ("2000 Plan") under which 2,000,000 common stock options may be issued. At December 31, 2005, 2004 and 2003, there are 0, 0 and 25,000 options, respectively, outstanding under the 2000 Plan.

The Board of Directors of the Company determines for all option grants, the term of each option, the option exercise price within limits set forth under the option plans, the number of shares for which each option is granted and the rate at which each option is exercisable.

A summary of the Company's compensatory stock option plans as of and for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                              Weighted Average Range of
                                    Options   Exercise Price   Exercise Prices
                                  ----------- ---------------- ---------------
Outstanding at January 1, 2003     1,219,500     $     0.85    $  0.72 - 1.75
Cancelled                             (5,000)          0.72              0.72
                                  ----------
Outstanding at December 31, 2003   1,214,500           0.85       0.72 - 1.75
Exercised                            (25,000)          0.72              0.72
Cancelled                           (130,000)          0.75              0.75
                                  ----------
Outstanding at December 31, 2004   1,059,500           0.87       0.75 - 1.75
                                  ----------
Expired                           (1,059,500)          0.87       0.75 - 1.75
Granted                            1,059,500           0.84       0.81 - 0.90
                                  ----------
Outstanding at December 31, 2005   1,059,500           0.84       0.81 - 0.90
                                  ==========

The weighted average grant-date fair value for the options granted during 2005 was $0.60 per share. This estimate was made using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 111%; risk-free interest rate of 3%; and expected life of 4 years.

At December 31, 2005 there are 1,059,500 compensatory stock options outstanding with a weighted-average exercise price of $0.84 and all of these compensatory stock options are exercisable. The weighted-average remaining contractual life of the compensatory options outstanding and exercisable approximated 3.6 years at December 31, 2005.

Other Options

37,500 Stock options granted pursuant to a severance agreement in 1999 were exercised on October 31, 2005 at an exercise price $0.75 per share for total proceeds of $28,125. There are no other non-compensatory stock options outstanding at December 31, 2005.

Warrants

During 1999, the Company sold common stock pursuant to a private placement. As part of the private placement, each common stock share purchased included a warrant to purchase an additional share of common stock at $0.75 per share. A total of 2,036,364 warrants were issued as part of the private placement. The warrants vested immediately and originally expired October 20, 2004. During 2004, the Board of Directors extended the expiration date to October 20, 2005. During the year ended December 31, 2005 these warrants expired unexercised.

During 1999, the Company issued warrants to purchase 193,217 shares of common stock at $0.75 per share associated with loans from two related parties (see additional discussion in note F). The warrants vested immediately and originally expired October 20, 2004. During 2004, the Board of Directors extended the expiration date to October 20, 2005. During the year ended December 31, 2005 these warrants expired unexercised.

During 1999 the Company issued warrants to purchase 1,050,000 shares of common stock at $0.75 per share to a related party for fund raising and the arrangement of certain debt (see additional discussion in note F). The warrants vested immediately and originally expired October 20, 2004. During 2004, the Board of Directors extended the expiration date to October 20, 2005. During the year ended December 31, 2005 these warrants expired unexercised.

During 2000, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share to a related party for a loan to the Company totaling $500,000 (see additional discussion in note F). The warrants vested immediately and originally expired February 24, 2005. During 2004, the Board of Directors extended the expiration date to February 24, 2006. During the year ended December 31, 2005, 2004 and 2003, all 250,000 warrants are outstanding (See Note P - Subsequent Events).

NOTE L - SEGMENTS

The battery and third party fulfillment sales segment represents the operations of UPG, which includes the stocking and sales of battery, battery related products, passive electronic components, and security and security-related products. The hospitality service operations of AlphaNet provide private in-room facsimile and office business centers for the use of business travelers. These segments were identified based on the different nature of the services, locations and, in general, the type of customers.

A summary of the segment financial information reported to the chief operating decision maker is as follows:


                          Year Ended December 31, 2005
                          ----------------------------
                                              Facsimile
                                 Battery and and Business
                                 Fulfillment    Center  Adjustment Consolidated
-------------------------------- ----------- ---------- ---------- ------------
Revenue                          $81,275,175 $1,815,613 $        - $83,090,788
Depreciation and amortization        137,978    166,119      1,862     305,959
Interest Expense                     490,096    129,030        248     619,374
Segment income (loss)              2,428,126   (145,095)  (543,156)  1,739,875
Segment assets                    28,943,880    370,127    550,610  29,864,617
Capital expenditures by segment      185,649    172,339          -     357,988


                          Year Ended December 31, 2004
                          ----------------------------
                                              Facsimile
                                 Battery and and Business
                                 Fulfillment    Center  Adjustment Consolidated
-------------------------------- ----------- ---------- ---------- ------------
Revenue                          $67,159,545 $1,987,515 $       -  $69,147,060
Depreciation and amortization        130,852    437,856     1,862      570,570
Interest Expense                     445,860    177,390     9,500      632,750
Segment income (loss)              1,184,793 (1,019,215) (513,618)    (348,040)
Segment assets                    21,866,158    471,114   283,750   22,621,022
Capital expenditures by segment      143,219     88,805         -      232,024


                          Year Ended December 31, 2003
                          ----------------------------
                                              Facsimile
                                 Battery and and Business
                                 Fulfillment    Center  Adjustment Consolidated
-------------------------------- ----------- ---------- ---------- ------------
Revenue                          $58,669,741 $2,452,562 $       -  $61,122,303
Depreciation and amortization        109,580    606,894     4,817      721,291
Interest Expense                     310,505    276,324    25,401      612,230
Segment income (loss)              2,083,376   (854,682) (419,102)     809,592
Segment assets                    18,545,984  1,522,714   167,773   20,236,471
Capital expenditures by segment       59,798    164,290         -      224,088

The  adjustments  represent  corporate  assets,  depreciation  and  amortization
related  to  corporate  assets,   corporate  expenses,   and  corporate  capital
expenditures to reconcile segment balances to consolidated balances.

NOTE M - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office and warehouse facilities under various non-cancelable operating leases. On February 1, 2002, UPG entered into a lease for a warehouse facility. UPG entered into an amendment to the lease to extend the terms of the lease from February 1, 2004 to December 31, 2009. This amendment included increased space, a rent holiday for six months during 2004, leasehold incentives including build-out of the facility that totaled approximately $134,000, and rent price escalation throughout the term of the lease.

The Company has other non-cancelable operating leases with terms ranging from August of 2003 through December of 2009.

Minimum future payments on these leases as of December 31, 2005 are as follows:


          Years ending December 31,

          2006                             $  554,247
          2007                                455,540
          2008                                437,924
          2009                                334,890
                                           ----------
                                           $1,782,601
                                           ==========

Rent expense for the years ended December 31, 2005, 2004 and 2003 totaled approximately $577,000, $612,000, and $491,000, respectively.

NOTE N - LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

NOTE O - QUARTERLY FINANCIAL RESULTS (Unaudited)

                                   1st        2nd         3rd         4th
                                 Quarter    Quarter     Quarter     Quarter     Total
                              ----------- ----------- ----------- ----------- -----------
2005
Revenues                      $17,828,398 $20,955,916 $22,567,876 $21,738,598 $83,090,788
Gross profit                    2,455,836   3,008,883   3,337,732   2,846,717  11,649,168
Income  from operations           386,981     645,120     913,775     422,460   2,368,336
Net income                        242,266     483,615     756,748     257,246   1,739,875
Net income  attributable to
  common  stockholders            232,085     474,689     747,008     248,874   1,702,656
Weighted average shares:
        Basic                   8,516,186   8,528,281   8,538,081   8,551,785   8,540,701
        Diluted                 9,168,261   9,122,041  10,674,298   9,882,728  10,643,561
Income per share attributable
  to common stockholders:
        Basic                        0.03        0.06        0.09        0.03        0.20
        Diluted                      0.03        0.05        0.07        0.03        0.16

2004
Revenues                      $14,617,628 $16,692,334 $18,676,338 $19,160,760 $69,147,060
Gross profit                    2,352,176   2,428,745   2,610,158   2,911,224  10,302,303

Income (loss) from operations    (222,375)   (211,397)    358,321     400,948 (1) 325,497

Net income (loss)                (369,082)   (370,798)    180,831     211,009    (348,040)
Net income (loss) attributable
  to common stockholders         (380,733)   (380,595)    170,552     201,209    (389,567)
Weighted average shares:
        Basic                   8,445,157   8,454,924   8,466,425   8,485,193   8,463,023
        Diluted                 8,445,157   8,454,924   8,727,024   8,485,193   8,643,023
Income (loss) per share
  attributable to common
  stockholders:
        Basic                       (0.05)      (0.05)       0.02        0.02       (0.05)
        Diluted                     (0.05)      (0.05)       0.02        0.02       (0.05)


    (1) Net income from operations for the fourth quarter of 2004 includes the write-off of certain revenue assets totaling $639,947, for which ownership of the facsimile equipment was transferred to our customers during 2004, and accordingly written off.

NOTE P - SUBSEQUENT EVENTS

On February 23, 2006, Caspic, a company affiliated to William Tan, exercised its warrants, discussed in Notes F and K, and purchased 250,000 shares of common stock of the Company at an exercise price of $0.73 per share. Caspic assigned its 250,000 shares of common stock of the Company to Ventures International, Inc., of which William Tan is a director and officer.

On March 9, 2006, the notes payable to related party financing companies with outstanding balances at December 31, 2005 totaling $138,792 and $78,336, respectively, discussed in Notes E and F were paid in full.

On March 23, 2006, UPG entered into renewal and modification agreement with Compass Bank. The advance formula referenced in the Security Agreement as the "Borrowing Base" was modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower's Eligible Inventory (as defined in the Security Agreement); provided, however that the foregoing sub-limit upon availability with respect to Borrower's
Eligible Inventory shall not exceed eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding. The Renewal and Modification Agreement gives UPG more borrowing availability and flexibility for borrowings.

                         Zunicom, Inc. and Subsidiaries
                                  Item 15(a)(2)
                 Schedule II - Valuation and Qualifying Accounts

                           Balance    Additions
                             at       charged to                  Balance
                          beginning    expense                    at end
        Description       of period    or other    Deductions    of period
        -----------      -----------  -----------  ----------    ---------

Inventory obsolescence
reserve:
    Year ended:

     December 31, 2005   $  263,313   $   63,910   $ (168,560)    $158,663

     December 31, 2004      676,533       51,468     (464,688)     263,313

     December 31, 2003      422,710      253,823            -      676,533


Accounts receivable
reserve:
    Year ended:

     December 31, 2005   $  249,447   $  180,852   $ (203,908)    $226,391

     December 31, 2004      279,575      346,951     (377,079)     249,447

     December 31, 2003      182,235      475,297     (377,957)     279,575


Deferred tax asset/
liability valuation:
    Year ended:

     December 31, 2005   $4,852,731   $        -   $ (647,411)  $4,205,320

     December 31, 2004    4,640,379      212,352            -    4,852,731

     December 31, 2003    5,221,110            -     (580,731)   4,640,379