Form 10-Q
period 2006-03-31
ZUNICOM INC
filed 2006-05-12
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

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

     As of March 31, 2006, 8,622,012 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheets at March 31, 2006
and December 31, 2005. . . . . . . . . . . . . . . . . . . . . . . .   4

Unaudited Consolidated Statements of Operations for the
three months ended March 31, 2006 and 2005 . . . . . . . . . . . . . . 6

Unaudited Consolidated Statements of Cash Flows for the
three months ended March 31, 2006 and 2005 . . . . . . . . . . . . . . 7

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

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements




                         ZUNICOM, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      March 31,     December 31,
                                                         2006           2005
                                                    ------------   ------------
CURRENT ASSETS
 Cash and cash equivalents                          $    886,975   $    731,626
 Accounts receivable - trade, net of
  allowance for doubtful accounts of
  $223,891 and $226,931                                8,441,079      8,446,086
 Accounts receivable - other                              92,208        114,802
 Inventories - finished goods, net of
  allowance for obsolescence of
  $188,663  and $158,663                              18,963,307     19,144,410
 Prepaid expenses and other current assets               495,366        665,802
                                                    ------------   ------------
        Total current assets                          28,878,935     29,102,726
                                                    ------------   ------------
PROPERTY AND EQUIPMENT
 Facsimile and business center equipment                 998,480        974,674
 Machinery and equipment                                 578,815        578,815
 Computer equipment                                      144,857        144,133
 Furniture and fixtures                                  272,937        272,937
 Leasehold Improvements                                  311,056        303,597
 Vehicles                                                151,598        151,598
                                                    ------------   ------------
                                                       2,457,743      2,425,754
 Less accumulated depreciation
   and amortization                                   (1,755,966)    (1,698,786)
                                                    ------------   ------------
        Net property and equipment                       701,777        726,968
                                                    ------------   ------------
OTHER ASSETS                                              33,073         34,923
                                                    ------------   ------------
TOTAL ASSETS                                        $ 29,613,785   $ 29,864,617
                                                    ============   ============







            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      March 31,     December 31,
                                                         2006           2005
                                                    ------------   ------------
CURRENT LIABILITIES
 Line of credit                                     $ 11,795,888   $  9,261,435
 Current portion of notes payable -
   related party                                               -        217,128
 Current portion of long-term debt                        21,260         20,968
 Accounts payable                                      9,070,136     12,632,315
 Accrued liabilities                                     667,488        311,957
 Other current liabilities                                55,497         51,837
                                                    ------------   ------------
        Total current liabilities                     21,610,269     22,495,640
                                                    ------------   ------------

LONG-TERM DEBT, less current portion                      19,913         25,339
DEFERRED RENT, less current portion                      206,892        210,512

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
  1,000,000 shares authorized; 86,988 and
  88,988 Class A Preferred Shares issued
  and outstanding; liquidation preference
  of $456,687 as of March 31, 2006                        86,988         88,988
 Common stock - $0.01 par value;
  50,000,000 shares authorized; 8,622,012
  and 8,614,750 shares issued and out-
  standing                                                86,220         86,148
 Common stock pending issuance (250,000 shares)            2,500              -
 Additional paid-in capital                           14,792,066     14,601,331
 Accumulated deficit                                  (7,191,063)    (7,643,341)
                                                    ------------   ------------
        Total stockholders' equity                     7,776,711      7,133,126
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 29,613,785   $ 29,864,617
                                                    ============   ============









            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2006 and 2005

                                                       2006            2005
REVENUES                                           ------------    ------------
 Sales                                             $ 20,740,624    $ 17,402,572
 Service revenue                                        456,597         425,827
                                                   ------------    ------------
                                                     21,197,221      17,828,399
COST OF REVENUES
 Cost of goods sold                                  17,810,005      15,257,378
 Direct servicing costs                                 140,490         115,184
                                                   ------------    ------------
                                                     17,950,495      15,372,562
                                                   ------------    ------------
GROSS PROFIT                                          3,246,726       2,455,837

OPERATING EXPENSES
 Selling, general and administrative                  2,516,139       1,985,072
 Depreciation and amortization of
    property and equipment                               75,827          83,784
                                                   ------------    ------------
                                                      2,591,966       2,068,856
                                                   ------------    ------------
INCOME FROM OPERATIONS                                  654,760         386,981

OTHER EXPENSES
 Interest expense (including $7,890 and
   $43,131 to related parties)                         (189,773)       (141,089)
 Other, net                                              (3,902)         (3,626)
                                                   ------------    ------------
                                                       (193,675)       (144,715)
                                                   ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                461,085         242,266
                                                   ------------    ------------
PROVISION FOR INCOME TAXES                                    -               -
                                                   ------------    ------------
NET INCOME                                         $    461,085    $    242,266
                                                   ============    ============
Net income attributable to common
  stockholders                                     $    452,278    $    232,085
                                                   ============    ============
Net income per share attributable to
  common stockholders
      Basic                                        $       0.05    $       0.03
                                                   ============    ============
      Diluted                                      $       0.05    $       0.03
                                                   ============    ============
Number of weighted average shares of
  common stock outstanding
      Basic                                           8,718,896       8,516,186
                                                   ============    ============
      Diluted                                         9,518,023       9,168,261
                                                   ============    ============
            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2006 and 2005

                                                       2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES               -------------   ------------
Net income                                         $     461,085   $    242,266
Adjustments to reconcile net income to net
   cash used in operating activities:
 Depreciation and amortization of
   property and equipment                                 75,827         83,784
 Provision for bad debts                                  34,364         77,011
 Provision for obsolete inventory                         30,000         76,000
 Write off of property and equipment                         545            619
 Change in operating assets and liabilities:
    Accounts receivable - trade                          (29,357)      (721,823)
    Accounts receivable - other                           22,594        187,605
    Inventories                                          151,103       (293,439)
    Prepaid expenses and other current assets            170,436        (77,455)
    Other assets                                           1,850              -
    Accounts payable                                  (3,562,179)      (176,108)
    Accrued liabilities                                  355,531       (621,188)
    Deferred rent                                             40         (2,174)
                                                   -------------   ------------
Net cash used in operating activities                 (2,288,161)    (1,224,902)
                                                   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (51,181)       (87,554)
                                                   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net activity on line of credit                        2,534,453      1,548,525
 Proceeds from exercise of warrants                      182,500              -
 Repayment of notes payable - related party             (217,128)      (185,000)
 Repayment of long-term debt                              (5,134)        (5,996)
                                                   -------------   ------------
Net cash provided by financing activities              2,494,691      1,357,529
                                                   -------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                155,349         45,073

Cash and cash equivalents at beginning of period         731,626        458,068
                                                   -------------   ------------
Cash and cash equivalents at end of period         $     886,975   $    503,141
                                                   =============   ============
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                      $     189,773   $    121,021
                                                   =============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES
Dividends paid through issuance of common stock    $       8,807   $     10,181
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2006. The results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The consolidated financial statements included in this filing should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2005.

NOTE B - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's subsidiary, Universal Power Group ("UPG" or "Universal") incorporated in 1968, is a leading distributor of portable power and related synergistic products, third party fulfillment, and custom battery pack assembly and kitting services to a wide range of industries. Zunicom's other subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), is a leading provider of guest communication services to the hospitality market.

NOTE C - STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No.
123. The adoption of SFAS 123R had no impact on the Company's consolidated financial statements as of and for the three months ended March 31, 2006. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. All options outstanding at the beginning of the period ended March 31, 2006 were fully vested; therefore, there is no stock-based compensation expense recognized in the consolidated statement of operations during the first quarter of 2006. The aggregate intrinsic value of the 1,059,500 stock options outstanding at March 31, 2006 totaled approximately $1 million. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Zunicom's common stock that were "in-the-money" at March 31, 2006.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option. Had the Company determined compensation for the period ended March 31, 2005 based on the fair value at the grant date for its stock options under SFAS 123, as amended by SFAS 148, net income and net income per share would not have significantly differed from reported net income.

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $8,807 and $10,181 for the three month periods ending March 31, 2006 and 2005, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants.

For the three month period ending March 31, 2006 the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 173,976 as they are anti-dilutive. For the three month period ending March 31, 2006 the dilutive effect of 799,127 stock options and other common stock equivalents are included in the diluted net income per share calculation. For the period ended March 31, 2005 the dilutive effect of 4,317,081 stock options and warrants are included in the diluted net income per share calculation. The aggregate number of common stock equivalents excluded from the diluted net income per share calculation for the three month period ending March 31, 2005 totaled 517,276, as they are anti-dilutive.

NOTE E - LINE OF CREDIT

Universal's line of credit agreement with Compass Bank provides for interest payable monthly at LIBOR Index rate plus 2.5% (7.13% at March 31, 2006) and matures May 5, 2007. On July 25, 2005, Universal entered into an agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and LIBOR Index Rate plus 2.5% on the balance of the outstanding borrowings under Universal's line of credit. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of Universal. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. In addition, Universal must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. On March 23, 2006, UPG entered into renewal and modification agreement on the line of credit agreement with Compass Bank. The advance formula referenced in the Security Agreement as the "Borrowing Base" was modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower's Eligible Inventory (as defined in the Security Agreement); provided, however that the foregoing sub-limit upon availability with respect to Borrower's Eligible Inventory shall not exceed eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding. On April 18, 2006, UPG entered into second renewal and modification agreement which modified the line's availability base borrowing formula, as more fully described in Note K. At March 31, 2006, $11,795,888 was outstanding under the line of credit and $204,112 remained available for borrowings under the line of credit based on the borrowing formula.

NOTE F - NOTES PAYABLE - RELATED PARTY

AlphaNet had two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. The second note in the original principal amount of $1,000,000 payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. These notes were paid in full on March 9, 2006.

NOTE G - SEGMENTS

The battery and fulfillment segment represents the operations of UPG. The facsimile and business center segment represents the operations of AlphaNet. These segments were identified based on the different nature of the services, location, and, in general, the type of customers.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                                       Three Months Ended March 31, 2006

                                           Facsimile
                                            and
                               Battery and  Business
                               Fulfillment  Center    Adjustment   Consolidated
                               ----------- ---------  ----------   ------------
Revenue                        $20,740,624 $ 456,597  $        -    $21,197,221
Depreciation and amortization       39,841    35,740         246         75,827
Segment profit (loss)              669,703   (80,519)   (128,099)       461,085
Segment assets                  28,487,179   405,989     720,617     29,613,785
Capital expenditures by segment      7,460    43,721           -         51,181

                                       Three Months Ended March 31, 2005

                                           Facsimile
                                            and
                               Battery and  Business
                               Fulfillment  Center     Adjustment   Consolidated
                               ----------- ---------   ----------   ------------
Revenue                        $17,402,572 $ 425,827  $       -    $17,828,399
Depreciation and amortization       35,590    47,729        465         83,784
Segment profit (loss)              423,124   (97,522)   (83,336)       242,266
Segment assets                  22,647,694   436,342    337,311     23,421,347
Capital expenditures by segment     47,160    40,394          -         87,554

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate assets to reconcile segment balances to consolidated balances.

NOTE H - CONCENTRATIONS

A significant portion of Universal's business is with one major customer, Brink's Home Security, which represented approximately 63% of Universal's first quarter of 2006 revenue and 61% of Zunicom's consolidated March 31, 2006 revenue. At March 31, 2006, UPG had aggregate accounts receivable from this customer in the amount of $4,117,712. Through the date of this report, substantially this entire amount has been collected.

NOTE I - SHAREHOLDERS' EQUITY

During the three months ended March 31, 2006, the Company paid dividends of $8,807 on the Class A Preferred Stock through the issuance of 3,262 shares of the Company's common stock, and 2,000 shares of Class A Preferred Stock were converted into 4,000 shares of the Company's common stock. In addition, a related party exercised warrants to purchase 250,000 shares of the Company's common stock. These shares are pending issuance at March 31, 2006.

NOTE J - LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

NOTE K - SUBSEQUENT EVENTS

On April 18, 2006, UPG entered into the second renewal and modification agreement with Compass Bank which increased UPG's line of credit from $12,000,000 to $16,000.000. The advance formula referenced in the Security Agreement as the "Borrowing Base" was modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower's Eligible Inventory (as defined in the Security Agreement). Advances against Borrower's Eligible Inventory shall not exceed the lesser of (a) $8,500,000.00 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from these discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2005.


RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its two subsidiaries, UPG and AlphaNet.

REVENUES

For the three month period ended March 31, 2006, Zunicom had consolidated revenues of $21,197,221 compared to $17,828,399 for the similar period in 2005, an increase of $3,368,822 or 19%.

UPG had revenues of $20,740,624 for the three month period ended March 31, 2006, compared to revenues of $17,402,572 for the similar period in 2005, or an increase of 19%. AlphaNet had revenues of $456,597 for the three month period ended March 31, 2006, compared to revenues of $425,827 for the similar period in 2005, or an increase of 7%.

The $3,338,052 increase in UPG's revenues is attributable to increased revenues from Brink's Home Security ("Brinks") and to increased revenues from battery product sales. Specifically, Brinks sales totaled $13,024,178 for the three month period ended March 31, 2006 and $11,304,565 for the three month period ended March 31, 2005, an increase of $1,719,613. UPG anticipates continued growth in revenue from Brinks due to Brinks growing inventory requirements. Battery product sales increased by $1,631,883 from the comparative period due to price increases and sales to new customers. UPG anticipates continued growth in revenue from the sales of battery, battery powered product lines and new products.

AlphaNet's increase in revenues of $30,770 is attributable to increase installs and usage of The Office(TM).

COST OF REVENUES

For the three month period ended March 31, 2006, Zunicom's consolidated cost of revenues increased to $17,950,495 compared to cost of revenues of $15,372,562 for the similar period in 2005, an increase of $2,577,933 or 17%.

UPG's cost of revenues totaled $17,810,005 for the three month period ended March 31, 2006, compared to $15,257,378 in the similar period in 2005, or an increase of $2,552,627 or 17%. AlphaNet's cost of revenues totaled $140,490 for the three month period ended March 31, 2006 compared to $115,184 during the similar period last year, an increase of $25,306 or 22%.

Cost of revenues as a percentage of revenues for UPG decreased to 86% compared to 88% for the similar period in 2005. This decrease is attributable to higher margin on power products and batteries but offset by the lower margins earned on third party fulfillment distribution to Brinks. The gross margin for the three month period ended March 31, 2006 from fulfillment services for Brinks was approximately 11% compared to average gross margin of 19% from sales to other customers.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 31% for the three month period ending March 31, 2006 compared to 27% for the same period in 2005. The increase is primarily attributable to the cost of installing new office centers, license fees and repairs and maintenance.

OPERATING EXPENSES

For the three month period ended March 31, 2006, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment increased to $2,591,966 compared to $2,068,856 for the similar period in 2005, an increase of $532,110 or 25%.

The selling, general and administrative expenses of UPG were $2,080,178 for the three month period ending March 31, 2006 compared to $1,625,785, in 2005 an increase of $454,393 or 28%. UPG's increase in selling, general and administrative expenses was attributable to an increase in bonus expense of $135,000 and salaries of $81,044 associated with the Company's improved performance, increased expenses associated with trade shows and travel and entertainment of $62,716, increased repairs and maintenance and utilities expenses of $45,069, additional contract labor expense of $24,829, and other increases in warehouse supplies of $22,269, insurance of $15,730 and bank charges of $12,295. Additionally, UPG made cash donations of $30,392 to various organizations and had increased rent expense of $21,462 due to a Las Vegas branch for which other expenses will be incurred starting in the second quarter of 2006.

AlphaNet's increase selling, general and administrative expenses for the three month period ending March 31, 2006 were $382,207 compared to $359,816, in 2005 an increase of $22,391 or 6%. The increase is primarily attributable to increased rent expense of $20,000. Increased franchise tax expense of $8,080 and equipment rental of $6,647 also contributed to the increase. These were offset by the reduction in trade show costs of $11,561.

Zunicom's increase in selling, general and administrative expenses for the three month period ending March 31, 2006 were $129,581 compared to $83,255, in 2005 an increase of $46,326 or 56%. The increase is attributable to increased legal expenses of $30,894, wages of $47,779 and payroll costs of $4,070.

For the three month period ending March 31, 2006, the Company incurred $75,827 in depreciation and amortization expense compared to $83,784 in 2005, a slight decrease of $7,957.

INTEREST EXPENSE

Zunicom's consolidated interest expense totaled $189,773 for the three month period ended March 31, 2006 compared to $141,089 for the similar period in 2005, an increase of $48,684. The increase is due to increased borrowings under the UPG line of credit at a higher interest rate than the similar period in the prior year offset by the decrease of the principal amount due on AlphaNet loans. The AlphaNet loans were fully paid on March 9, 2006.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $886,975 at March 31, 2006.

Net cash used in  operations  was  $2,288,161  for the three month period ending
March 31, 2006. The cash used in operating activities in 2006 is primarily attributable to reductions in accounts payable of $3,562,179. This decrease is partially offset by net income of $461,085 and by an increase in accrued liabilities of $355,531, decreases in prepaid expenses and other current assets of $170,436 and inventories of $151,103 as well as depreciation and amortization of property and equipment of $75,827 and the provisions for bad debts and obsolete inventory of $34,364 and $30,000, respectively.

Net cash used by investing activities for the three month period ended March 31, 2006, related to purchases of property and equipment was $51,181.

Net cash provided by financing activities for the three month period ended March 31, 2006 was $2,494,691. The net cash provided by financing activities for 2006 was primarily comprised of net borrowings on the UPG line of credit of $2,534,453 and proceeds from the exercise of warrants of $182,500, as well as cash used of $217,128 for the repayment of long term debt to related parties and $5,134 for the repayment of other long-term debt.

AlphaNet had two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 was payable to Appel Investments, Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. The second note in the original principal amount of $1,000,000 was payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. These notes, bore interest at 20.5%, originally matured on October 21, 2002 and were paid in full on March 9, 2006.

As provided for in the UPG line of credit agreement, UPG may, under certain conditions, borrow under the line to upstream funds to Zunicom, to pay AlphaNet's indebtedness mentioned above, assuming borrowing availability and certain fixed charge coverage ratio tests are met. UPG may borrow for this purpose up to 50% of its net income quarterly until the notes are retired. For the quarter ended March 31, 2006 UPG borrowed $217,128 in which Zunicom used to pay off the AlpaNet loans.

Zunicom believes that cash provided by its operations and cash available under the UPG line of credit will be sufficient to meets its operational needs over the next year.

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

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during the three months ended March 31, 2006 was not material.

Interest Rates

Our exposure to market rate risk for changes in interest rates relates primarily to UPG's line of credit. A portion of the outstanding borrowings on the line of credit bear interest at LIBOR plus 2.5%. A change in the LIBOR would have a material effect on interest expense.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the quarter ended March 31, 2006. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       10.11 Revolving Credit and Security Agreement by and between Compass Bank and UPG, December 14, 2004.

       10.12 Purchase Agreement by and between Brink's Home Security and UPG as adopted June 1, 2004.

       10.13 Renewal and Modification Agreement by and between Compass Bank and UPG on March 23, 2006.

       10.14 Renewal and Modification Agreement by and between Compass Bank and UPG on April 18, 2006.

       14.1 Code of Ethics and Business Conduct as adopted March 30, 2004.

       21.1 Subsidiaries of Issuer

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



                                       Zunicom, Inc.
                                       -----------------------------


Date:  May 12, 2006                    /s/ Julie Sansom-Reese
                                       --------------------------------
                                       Julie Sansom-Reese
                                       Chief Financial Officer
                                       (principal financial officer)