Form 10-Q
period 2006-06-30
ZUNICOM INC
filed 2006-08-11
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


    |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Indicate  by  check  mark  whether  the  registrant  is  a  shell   company
(as defined in Rule 12b-2 of the Exchange Act).              Yes [ ]    No [X]

     As of June 30, 2006, 8,627,466 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheets at June 30, 2006
and December 31, 2005. . . . . . . . . . . . . . . . . . . . . . . .   4

Unaudited Consolidated Statements of Operations for the three
and six months ended June 30, 2006 and 2005  . . . . . . . . . . . .   6

Unaudited Consolidated Statements of Cash Flows for the three
and six months ended June 30, 2006 and 2005  . . . . . . . . . . . .   8

Notes to Unaudited Consolidated Financial Statements . . . . . . . .   9

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  18

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   19


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  20

Item 1A.  Risk Factors   . . . . . . . . . . . . . . . . . . . . . .  20

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  20

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                        June 30,   December 31,
                                                          2006         2005
                                                     ------------ ------------
CURRENT ASSETS
  Cash and cash equivalents                          $  1,656,943 $    731,626
  Accounts receivable - trade, net of
     allowance for doubtful
     accounts of $238,891 and $226,931                  9,794,152    8,446,086
  Accounts receivable - other                             146,394      114,802
  Inventories - finished goods, net of
     allowance for obsolescence of
     $248,663  and $158,663                            17,073,494   19,144,410
  Prepaid expenses and other current assets               437,265      665,802
                                                     ------------ ------------
     Total current assets                              29,108,248   29,102,726
                                                     ------------ ------------
PROPERTY AND EQUIPMENT
  Facsimile and business center equipment                 980,890      974,674
  Machinery and equipment                                 585,231      578,815
  Computer equipment                                      145,454      144,133
  Furniture and fixtures                                  313,910      272,937
  Leasehold improvements                                  311,056      303,597
  Vehicles                                                151,598      151,598
                                                     ------------ ------------
                                                        2,488,139    2,425,754
  Less accumulated depreciation
     and amortization                                  (1,776,893)  (1,698,786)
                                                     ------------ ------------
        Net property and equipment                        711,246      726,968
                                                     ------------ ------------
OTHER ASSETS                                               33,073       34,923
                                                     ------------ ------------
TOTAL ASSETS                                         $ 29,852,567 $ 29,864,617
                                                     ============ ============




            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        June 30,   December 31,
                                                          2006         2005
                                                     ------------ ------------
CURRENT LIABILITIES
  Line of credit                                     $ 12,673,963 $  9,261,435
  Notes payable - related party                                 -      217,128
  Current portion of long-term debt                        21,557       20,968
  Accounts payable                                      7,691,607   12,632,315
  Accrued liabilities                                     801,207      311,957
  Other current liabilities                                55,496       51,837
                                                     ------------ ------------
     Total current liabilities                         21,243,830   22,495,640
                                                     ------------ ------------
LONG-TERM DEBT, less current portion                       14,411       25,339
DEFERRED RENT, less current portion                       196,849      210,512

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value,
     1,000,000 shares authorized; 86,988 and
     88,988 Class A Preferred Shares issued
     and outstanding; liquidation preference
     of $456,687 as of June 30, 2006                       86,988       88,988
  Common stock - $0.01 par value;
     50,000,000 shares authorized; 8,627,466
     and 8,614,750 shares issued and out-
     standing                                              86,275       86,148
  Common stock pending issuance (250,000 shares)            2,500            -
  Additional paid-in capital                           14,799,659   14,601,331
  Accumulated deficit                                  (6,577,945)  (7,643,341)
                                                     ------------ ------------
     Total stockholders' equity                         8,397,477    7,133,126
                                                     ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 29,852,567 $ 29,864,617
                                                     ============ ============













            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the three months ended  For the six months ended
                           --------------------------  ------------------------
                                     June 30,                  June 30,
                                     --------                  --------
                               2006         2005          2006         2005
                               ----         ----          ----         ----
REVENUES
 Sales                     $ 23,505,352 $ 20,446,237  $ 44,245,976 $ 37,848,809
 Service revenue                451,359      509,679       907,956      935,505
                           ------------ ------------  ------------ ------------
                             23,956,711   20,955,916    45,153,932   38,784,314
COST OF REVENUES
 Cost of goods sold          20,236,163   17,833,911    38,046,168   33,091,289
 Direct servicing costs         145,782      113,122       286,272      228,306
                           ------------ ------------  ------------ ------------
                             20,381,945   17,947,033    38,332,440   33,319,595
                           ------------ ------------  ------------ ------------
GROSS PROFIT                  3,574,766    3,008,883     6,821,492    5,464,719

OPERATING EXPENSES
 Selling, general
  and administrative          2,662,620    2,286,966     5,178,759    4,272,039
 Depreciation and
  amortization of
  property and equipment         77,264       76,797       153,091      160,582
                           ------------ ------------  ------------ ------------
                              2,739,884    2,363,763     5,331,850    4,432,621
                           ------------ ------------  ------------ ------------
INCOME FROM OPERATIONS          834,882      645,120     1,489,642    1,032,098

OTHER INCOME (EXPENSES)
 Interest expense (including
  $0, $33,098, $8,293 and
  $76,229 to related parties)  (221,448)    (155,384)     (411,221)    (296,471)
 Other, net                       7,332       (6,121)        3,430       (9,746)
                           ------------ ------------  ------------ ------------
                               (214,116)    (161,505)     (407,791)    (306,217)
                           ------------ ------------  ------------ ------------
INCOME BEFORE PROVISION
FOR INCOME TAXES                620,766      483,615     1,081,851      725,881
PROVISION FOR INCOME TAXES            -            -             -            -
                           ------------ ------------  ------------ ------------
NET INCOME                 $    620,766 $    483,615  $  1,081,851 $    725,881
                           ============ ============  ============ ============
Net income attributable
 to common stockholders    $    613,118 $    474,689  $  1,065,396 $    706,774
                           ============ ============  ============ ============



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                           For the three months ended  For the six months ended
                           --------------------------  ------------------------
                                     June 30,                  June 30,
                                     --------                  --------
                               2006         2005          2006         2005
                               ----         ----          ----         ----
Net income per share
 attributable to common
 stockholders

       Basic               $       0.07 $       0.06  $       0.12 $       0.08
                           ============ ============  ============ ============
       Diluted             $       0.06 $       0.05  $       0.11 $       0.08
                           ============ ============  ============ ============
Number of weighted average
 shares of common stock
 outstanding

       Basic                  8,873,836    8,528,281     8,796,784    8,522,211
                           ============ ============  ============ ============
       Diluted                9,486,343    9,122,041     9,616,341    9,046,399
                           ============ ============  ============ ============






            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Six months ended June 30, 2006 and 2005

                                                          2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES                -------------  ------------
Net income                                          $   1,081,851  $    725,881
Adjustments to reconcile net income
 to net cash used in operating  activities:
   Depreciation and amortization of
     property and equipment                               153,091       160,582
   Provision for bad debts                                117,773       124,831
   Provision for obsolete inventory                        90,000       116,000
   Write-off of property and equipment                      6,913         4,206
   Change in operating assets and liabilities
    Accounts receivable - trade                        (1,465,839)   (1,857,810)
    Accounts receivable - other                           (31,592)      227,675
    Inventories                                         1,980,916      (529,727)
    Prepaid expenses and other current
      assets                                              230,387      (112,417)
    Accounts payable                                   (4,940,708)   (1,290,158)
    Accrued liabilities                                   489,250     1,805,334
    Deferred rent                                         (10,004)       (4,347)
                                                    -------------  ------------
Net cash used in operating activities                  (2,297,962)     (629,950)
                                                    -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                    (144,282)     (137,579)
                                                    -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit                       3,412,528     1,148,644
   Proceeds from exercise of warrants                     182,500             -
   Repayment of notes payable - related party            (217,128)     (335,000)
   Repayment of long-term debt                            (10,339)      (10,921)
                                                    -------------  ------------
Net cash provided by financing activities               3,367,561       802,723
                                                    -------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 925,317        35,194

Cash and cash equivalents at beginning of period          731,626       458,068
                                                    -------------  ------------
Cash and cash equivalents at end of period          $   1,656,943  $    493,262
                                                    =============  ============
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                       $     411,221  $    296,471
                                                    =============  ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING  ACTIVITIES:

   Preferred stock dividends paid through
    issuance of common stock                        $      16,455  $     19,107
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for all periods presented. The results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2005.

NOTE B - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's subsidiary, Universal Power Group ("UPG" or "Universal") incorporated in 1968, is a leading distributor of portable power and related synergistic products, third party fulfillment, and custom battery pack assembly and kitting services to a wide range of industries. Zunicom's other subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), is a provider of guest communication services to the hospitality market.

NOTE C - STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No.
123. The adoption of SFAS 123R had no impact on the Company's consolidated financial statements as of and for the three and six months ended June 30, 2006. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. All options outstanding at the beginning of the period ended June 30, 2006 were fully vested; therefore, there is no stock-based compensation expense recognized in the consolidated statement of operations during the second quarter of 2006. The aggregate intrinsic value of the 1,059,500 stock options outstanding at June 30, 2006 totaled approximately $500,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Zunicom's common stock that were "in-the-money" at June 30, 2006.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option. Had the Company determined compensation for the period ended June 30, 2005 based on the fair value at the grant date for its stock options under SFAS 123, as amended by SFAS 148, net income and net income per share would not have significantly differed from reported net income.

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $7,648 and $8,926 for the three month periods ending June 30, 2006 and 2005, respectively, and $16,455 and $19,107 for the six month periods ending June 30, 2006 and 2005, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants.

For the three month period ending June 30, 2006, the dilutive effects of 438,531 stock options and 173,976 common shares issuable upon conversion of preferred stock are included in the diluted net income per share calculation. For the six month period ending June 30, 2006, the dilutive effect of 645,581 stock options and other common stock equivalents and 173,976 common shares issuable upon conversion of outstanding preferred stock are included in the diluted net income per share calculation. For the three month period ending June 30, 2005, the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 309,500 as they are anti-dilutive. For the three month period ending June 30, 2005, the dilutive effect of 4,317,081 stock options and warrants and 207,776 shares issuable upon conversion of the outstanding preferred stock are included in the diluted net income per share calculation. For the six month period ending June 30, 2005, the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 517,276 as they are anti-dilutive. For the six month period ending June 30, 2005, the dilutive effect of 4,317,081 stock options and warrants and 1,073 common shares issuable upon conversion of outstanding preferred stock are included in the diluted net income per share calculation.

NOTE E - LINE OF CREDIT

Universal's line of credit agreement with Compass Bank provides for interest payable monthly at LIBOR Index rate plus 2.5% (7.61% at June 30, 2006) and matures May 5, 2007. On July 25, 2005, Universal entered into an agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and LIBOR Index Rate plus 2.5% on the balance of the outstanding borrowings under Universal's line of credit. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of Universal. The line's availability is based on a borrowing formula, which allows for borrowings  equal  to 85% of  Universal's  eligible  accounts  receivable  and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. On March 23, 2006, UPG entered into renewal and modification agreement on the line of credit agreement with Compass Bank. The advance formula referenced in the Security Agreement as the "Borrowing Base" was modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower's Eligible Inventory (as defined in the Security Agreement); provided, however that the foregoing sub-limit upon availability with respect to Borrower's Eligible Inventory shall not exceed eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding. On April 18, 2006, UPG entered into the second renewal and modification agreement with Compass Bank which increased UPG's line of credit from $12,000,000 to $16,000.000. The advance formula referenced in the Security Agreement as the "Borrowing Base" was modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower's Eligible Inventory (as defined in the Security Agreement). Advances against Borrower's Eligible Inventory shall not exceed the lesser of (a) $8,500,000.00 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii)
eighty-five percent (85%) of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding. At June 30, 2006, $12,673,963 was outstanding under the line of credit and $1,400,486 remained available for borrowings under the line of credit based on the borrowing formula.

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

These segments were identified based on the different nature of the services, location, and the type of customers.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                        Three months ended June 30, 2006
                        --------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment Consolidated
                                ----------- ----------  ---------- ------------
Revenue                         $23,505,352 $  451,359  $        -  $23,956,711
Depreciation and amortization        41,218     36,046           -       77,264
Segment profit (loss)               808,964    (45,691)   (142,507)     620,766
Segment assets                   28,518,470    344,269     989,828   29,852,567
Capital expenditures by segment      47,389     45,710           -       93,099


                        Three months ended June 30, 2005
                        --------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment Consolidated
                                ----------- ----------  ---------- ------------
Revenue                         $20,446,237 $  509,679  $        -  $20,955,916
Depreciation and amortization        32,527     43,805         465       76,797
Segment profit (loss)               598,986     14,097    (129,468)     483,615
Segment assets                   23,907,411    405,420     347,624   24,660,455
Capital expenditures by segment      19,702     27,385           -       47,087


                         Six months ended June 30, 2006
                         ------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment Consolidated
                                ----------- ----------  ---------- ------------
Revenue                         $44,245,976 $  907,956  $        -  $45,153,932
Depreciation and amortization        81,059     71,786         246      153,091
Segment profit (loss)             1,478,667   (126,210)   (270,606)   1,081,851
Segment assets                   28,518,470    344,269     989,828   29,852,567
Capital expenditures by segment      54,849     89,433           -      144,282

                         Six months ended June 30, 2005
                         ------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment Consolidated
                                ----------- ------      ---------- ------------
Revenue                         $37,848,809 $   935,505 $        -  $38,784,314
Depreciation and amortization        68,117      91,534        931      160,582
Segment profit (loss)             1,022,109     (83,425)  (212,803)     725,881
Segment assets                   23,907,411     405,420    347,624   24,660,455
Capital expenditures by segment      66,861      70,718          -      137,579

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate assets to reconcile segment balances to consolidated balances.

NOTE H - CONCENTRATIONS

A  significant  portion  of  Universal's  business  is with one major  customer,
Brink's Home Security, which represented approximately 58% and 60%, respectively, of UPG's revenues for the three and six months ended June 30, 2006 and 57% and 59%, respectively, of Zunicom's consolidated revenues for the three and six months ended June 30, 2006, respectively. At June 30, 2006, UPG had aggregate accounts receivable from this customer in the amount of $4,424,461. Through the date of this report, substantially this entire amount has been collected.

NOTE I - SHAREHOLDERS' EQUITY

During the six months ended June 30, 2006, the Company paid dividends of $16,455 on the Class A Preferred Stock through the issuance of 8,716 shares of the Company's common stock, and 2,000 shares of Class A Preferred Stock were converted into 4,000 shares of the Company's common stock. In addition, a related party exercised warrants to purchase 250,000 shares of the Company's common stock. These shares are pending issuance at June 30, 2006 (See Note K).

NOTE J - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

NOTE K - SUBSEQUENT EVENTS

On July 25, 2006, 250,000 shares were issued to Ventures International Limited in conjunction with Caspic International, Inc.'s exercise of 250,000 warrants on February 23, 2006, upon which, the 250,000 shares were assigned to Ventures International Limited, an affiliated company. Mr. Tan is a director and officer of both Caspic International Inc. and Ventures International Limited.

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


RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its two subsidiaries, Universal Power Group, Inc. ("UPG") and AlphaNet Hospitality System, Inc. ("AlphaNet").

REVENUES

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

For the three month period ended June 30, 2006, Zunicom had consolidated revenues of $23,956,711 compared to $20,955,916 for the similar period in 2005, an increase of $3,000,795 or 14%.

UPG had revenues of $23,505,352 for the three month period ended June 30, 2006, compared to revenues of $20,446,237 for the similar period in 2005, an increase of $3,059,115 or 15%. AlphaNet had revenues of $451,359 for the three month period ended June 30, 2006 compared to revenues of $509,679 for the similar period in 2005, a decrease of $58,320 or 11%.

The $3,059,115 increase in UPG's revenues is mainly attributable to increased revenues from battery product sales of $2,373,327 from the comparative period due to price increases, sales to new customers and increased sales to existing accounts. UPG anticipates continued growth in revenue from the sales of battery, battery-powered product lines and new products. Additional increases in revenues are attributable to continued growth in sales to Brink's Home Security ("Brinks"). Sales to Brinks totaled $13,663,439 for the three month period ended June 30, 2006 and $12,978,828 for the three month period ended June 30, 2005 an increase of $684,611. UPG anticipates continued growth in Brinks revenue due to Brinks growing inventory requirements.

AlphaNet's decrease in revenues of $58,320 is primarily attributable to a decline in customer usage and de-installations of its InnFax product as well higher percentage of revenue sharing with hotels for The Office(TM) product.

COST OF REVENUES

For the three month period ended June 30, 2006, Zunicom's consolidated cost of revenues increased to $20,381,945 compared to cost of revenues of $17,947,033 for the similar period in 2005, an increase of $2,434,912 or 14%.

Universal's cost of revenues totaled $20,236,163 for the three month period ended June 30, 2006, compared to $17,833,911, or an increase of $2,402,252 or 13%. AlphaNet's cost of revenues totaled $145,782 for the three month period ended June 30, 2006 compared to $113,122 during the similar period in 2005, an increase of $32,660 or 29%.

Cost of revenues as a percentage of revenues for UPG remained fairly consistent at 86% compared to 87% in the similar period in 2005. The gross margin for the three month period ended June 30, 2006 from fulfillment and distribution for Brinks was approximately 11% compared to average gross margin of 17% from sales to other customers. UPG continues to monitor customer and vendor pricing due to raw material cost increases which are expected to continue in the near future.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 32% for the three month period ending June 30, 2006 compared to 22% for the same period in 2005. The increase in costs is associated to cost of new installations, repairs and maintenance, copier leases and wireless license fees on The Office(TM) product.

OPERATING EXPENSES

For the three month period ended June 30, 2006, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment increased to $2,739,884 compared to $2,363,763 for the similar period in 2005, an increase of $376,121 or 16%.

The selling, general and administrative expenses of UPG were $2,245,795 for the three month period ending June 30, 2006 compared to $1,891,072 in 2005, an increase of $354,723 or 19%. UPG's increase in selling, general and administrative expenses was attributable to increases in salaries and payroll taxes totaling $95,626 associated with the Company's improved performance and additional employees. Additional increases in expenses were incurred for rent totaling $50,458, maintenance and utilities expenses of $47,677, commissions of $24,357, computer services of $24,098, warehouse supplies of $20,131, bank charges of $18,534, legal fees of $16,713, office supplies of $14,379, bad debts of $14,088, contract labor of $13,944 and insurance of $13,815. These increases were offset mainly by the decrease in consulting fees of $40,762. The majority of these expense increases were due to the new Las Vegas Branch which was opened in the three month period ending June 30, 2006.

AlphaNet's selling, general and administrative expenses for the three month period ending June 30, 2006 were fairly consistent with the same period in the prior year at $344,679 compared to $343,235, in 2005 an increase of $1,444.

Zunicom's selling, general and administrative expenses for the three month period ending June 30, 2006 were $149,410 compared to $129,456, in 2005 an increase of $19,954 or 15%. The increase is attributable to increased legal expenses of $50,740, travel of $11,833 and is offset primarily by reduced bonus expenses of $40,683.

For the three month period ending June 30, 2006, the Company incurred $77,264 in depreciation and amortization expense compared to $76,797 in 2005, a slight increase of $467.

INTEREST EXPENSE

Zunicom's consolidated interest expense totaled $221,448 for the three month period ended June 30, 2006 compared to $155,384 for the similar period in 2005, an increase of $66,064. The increase is due to increased borrowings under the UPG line of credit at a higher interest rate than the similar period in the prior year offset by the decrease of the principal amount due on AlphaNet loans. The AlphaNet loans were fully paid on March 9, 2006.


SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005

For the six month period ended June 30, 2006, Zunicom had consolidated revenues of $45,153,932 compared to $38,784,314 for the similar period in 2005, an increase of $6,369,618 or 16%.

UPG had revenues of $44,245,976 for the six month period ended June 30, 2006, compared to revenues of $37,848,809 for the similar period in 2005. AlphaNet had revenues of $907,956 for the six month period ended June 30, 2006, compared to revenues of $935,505 for the similar period in 2005.

The $6,397,167 or 17% increase in UPG's revenues is mainly attributable to revenues from increased sales of battery, battery related and battery powered products which increased by $3,991,764 from the comparative period due to price increases, sales to new customers and increased sales to existing accounts. UPG anticipates continued growth in revenue from the sales of battery, battery powered product lines and new products. In addition, sales to Brinks totaled $26,687,619 for the six month period ended June 30, 2006 compared to $24,283,393 for the six month period ended June 30, 2005. UPG anticipates continued growth in Brinks revenue due to Brinks growing inventory requirements.

AlphaNet's decrease in revenues of $27,549 or 3% is attributable to the continued decline in revenue on the Innfax product.

COST OF REVENUES

For the six month period ended June 30, 2006, Zunicom's consolidated cost of revenues increased to $38,332,440 compared to $33,319,595 for the similar period in 2005, an increase of $5,012,845 or 15%.

Universal's cost of revenues totaled $38,046,168 for the six month period ended June 30, 2006, compared to $33,091,289 during the similar period in 2005. AlphaNet's cost of revenues totaled $286,272 for the six month period ended June 30, 2006 compared to $228,306 during the similar period in 2005.

Cost of revenues as a percentage of revenues for UPG remained fairly consistent at 86% for the six month period ending June 30, 2006 compared to 87% for the similar period in 2005. The gross margin for the six month period ended June 30, 2006 from fulfillment and distribution for Brinks was approximately 11% compared to an average gross margin of 18% from sales to other customers. UPG is monitoring customer and vendor pricing due to raw material cost increases which are expected to continue in the near future.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 32% for the six month period ending June 30, 2006 compared to 24% for the same period in 2005. The increase in cost is associated to cost of new installations, repairs and maintenance, copier leases and wireless license fees on The Office(TM) product.

OPERATING EXPENSES

For the six month period ended June 30, 2006, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment increased to $5,331,850 compared to $4,432,621 for the similar period in 2005, an increase of $899,229 or 20%.

The selling, general and administrative expenses of UPG were $4,325,973 for the six month period ending June 30, 2006 compared to $3,516,857, in 2005 an increase of $809,116 or 23%. UPG's increase in selling, general and administrative expenses was attributable to increases in salaries and payroll taxes totaling $176,670 associated with the Company's improved performance and additional employees and bonus expense of $135,000. Additional increases in expenses include increases in maintenance and utilities expenses of $92,746, trade shows and travel and entertainment of $86,647, rent of $71,920, warehouse supplies of $42,400, insurance of $39,778, contract labor of $38,773, computer services of $32,193, bank charges of $30,829, cash donations of $27,173, commissions of $26,508, legal fees of $18,940, office supplies of $17,783, and moving expenses of $14,773. These increases were offset mainly by the decrease in consulting fees of $72,495. These increases were due to closing the Kansas branch office and opening a new location in Las Vegas, Nevada in the six month period ending June 30, 2006.

AlphaNet's selling, general and administrative expenses for the six month period ending June 30, 2006 were $726,886 compared to $703,051, in 2005 an increase of $23,835 or 3%. The increase is primarily attributable to increased wage expense of $51,399 due to commissions. Additional expense increases were in equipment rental of $8,893 and franchise tax of $8,713. These were offset by the reduction in usage sales tax and license fees of $20,929 accounting fees of $12,947, and property taxes of $5,942.

Zunicom's selling, general and administrative expenses for the six month period ending June 30, 2006 were $278,991 compared to $212,713, in 2005 an increase of $66,278 or 31%. The increase is attributable to increased legal expenses of $81,634, travel and entertainment of $14,953, communications of $2,705 and press release costs of $2,055. These expenses were reduced by a decrease in bonus expense of $40,683.

For the six month period ending June 30, 2006, the Company incurred $153,091 in depreciation and amortization expense compared to $160,582 in 2005, a decrease of $7,491.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $411,221 for the six month period ended June 30, 2006 compared to $296,471 for the similar period in 2005, an increase of $114,750. The increase is due to increased borrowings under the UPG line of credit at a higher interest rate than the similar period in the prior as well as AlphaNets loans were paid in full on March 9, 2006.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $1,656,943 and $493,262 at June 30, 2006 and 2005, respectively.

Net cash used in operations was $2,297,962 compared to $629,950 for the six month periods ending June 30, 2006 and 2005, respectively. The cash used in operating activities in 2006 is attributable to increases in trade accounts receivable and other receivables of $1,465,839 and $31,592, respectively, as well as decreases in accounts payable and deferred rent of $4,940,708 and $10,004, respectively. These changes are offset primarily by net income of $1,081,851 and by a decrease in inventories of $1,980,916, prepaid expenses of $230,387, an increase in accrued liabilities of $489,250, depreciation and amortization of property and equipment of $153,091, and the provisions for bad debts and obsolete inventory of $117,773 and $90,000, respectively. The cash used in operating activities in 2005 is primarily attributable to increases in trade accounts receivable and inventories of $1,857,810 and $529,727, respectively, and reductions in accounts payable of $1,290,158. These changes are offset primarily by net income of $725,881 and by a decrease in other accounts receivable of $227,675, an increase in accrued liabilities of $1,805,334, depreciation and amortization of property and equipment of $160,582, and the provisions for bad debts and obsolete inventory of $124,831 and $116,000, respectively.

Cash used in investing activities for the six month period ended June 30, 2006, was $144,282 compared to $137,579 for the similar period in 2005. The cash used in 2006 and 2005 was related to the purchases of property and equipment.

Net cash provided by financing activities for the six month period ended June 30, 2006 was $3,367,561 compared to $802,723 for the similar period in 2005. The net cash provided by financing activities for 2006 was primarily comprised of net borrowings on UPG line of credit of $3,412,528 and proceeds from the exercise of warrants of $182,500, as well as cash used of $217,128 for the repayment of long term debt to related parties and $10,339 for the repayment of other long-term debt.

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

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during the six months ended June 30, 2006 was not material.

Interest Rates

Our exposure to market rate risk for changes in interest rates relates primarily to UPG's line of credit. A portion of the outstanding borrowings on the line of credit bear interest at LIBOR plus 2.5%. A change in the LIBOR would have a material effect on interest expense.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the quarter ended June 30, 2006. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

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

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in Item 1A of Part 1 of the registrant's Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission on March 30, 2006.

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



                                   Zunicom, Inc.
                                   -----------------------------


Date:  August 11, 2006             /s/ Julie Sansom-Reese
                                   --------------------------------
                                   Julie Sansom-Reese
                                   Chief Financial Officer
                                   (principal financial and accounting officer)