Form 10-Q
period 2006-09-30
ZUNICOM INC
filed 2006-11-13
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

     As of November 8, 2006, 8,882,239 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----

PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheets at September 30, 2006
and December 31, 2005 . . . . . . . . . . . . . . . . . . . . . . . .   2

Unaudited Consolidated Statements of Operations for the three
and nine months ended September 30, 2006 and 2005  . . . . . . . . .    4

Unaudited Consolidated Statements of Cash Flows for the
nine months ended September 30, 2006 and 2005  . . . . . . . . . . .    6

Notes to Unaudited Consolidated Financial Statements . . . . . . . .    8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations  . . . . . . . . . . . . . . . .   13

Item 3.  Quantitative and Qualitative Disclosures
About Market Risk  . . . . . . . . . . . . . . . . . . . . . . . . .   19

Item 4.  Controls and Procedures   . . . . . . . . . . . . . . . . .   19


PART II - Other Information

Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . .   20

Item 1A.  Risk Factors   . . . . . . . . . . . . . . . . . . . . . .   20

Item 6.  Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . .   20

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial Statements

                         ZUNICOM, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                    September 30,  December 31,
                                                        2006          2005
                                                        ----          ----
CURRENT ASSETS
 Cash and cash equivalents                          $  1,521,921   $    731,626
 Accounts receivable - trade, net
  of allowance for doubtful
  accounts of $269,891 and $226,931                    9,500,494      8,446,086
 Accounts receivable - other                              18,309        114,802
 Inventories - finished goods, net
  of allowance for obsolescence of
  $278,663  and $158,663                              20,785,276     19,144,410
 Prepaid expenses and other current assets               400,776        665,802
                                                    ------------   ------------
        Total current assets                          32,226,776     29,102,726
                                                    ------------   ------------
PROPERTY AND EQUIPMENT
 Business center equipment                               974,714        974,674
 Machinery and equipment                                 606,261        578,815
 Computer equipment                                      145,454        144,133
 Furniture and fixtures                                  321,755        272,937
 Leasehold improvements                                  311,056        303,597
 Vehicles                                                151,598        151,598
                                                    ------------   ------------
                                                       2,510,838      2,425,754
 Less accumulated depreciation
  and amortization                                    (1,818,333)    (1,698,786)
                                                    ------------   ------------
   Net property and equipment                            692,505        726,968
                                                    ------------   ------------
OTHER ASSETS                                             325,402         34,923
                                                    ------------   ------------
TOTAL ASSETS                                        $ 33,244,683   $ 29,864,617
                                                    ============   ============











            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,  December 31,
                                                        2006          2005
                                                        ----          ----

CURRENT LIABILITIES
 Line of credit                                     $ 11,621,516   $  9,261,435
 Current portion of notes
  payable - related party                                      -        217,128
 Current portion of long-term debt                        20,963         20,968
 Accounts payable                                     11,156,076     12,632,315
 Accrued liabilities                                   1,093,305        311,957
 Other current liabilities                                41,608         51,837
                                                    ------------   ------------
   Total current liabilities                          23,933,468     22,495,640
                                                    ------------   ------------
LONG-TERM DEBT, less current portion                       9,727         25,339
DEFERRED RENT, less current portion                      191,402        210,512

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
   1,000,000 shares authorized; 86,988 and
   88,988 Class A Preferred Shares issued
   and outstanding; liquidation preference
   of $456,687 as of September 30, 2006                   86,988         88,988
 Common stock - $0.01 par value;
   50,000,000 shares authorized; 8,882,239
   and 8,614,750 shares issued and out-
   standing                                               88,822         86,148
 Additional paid-in capital                           14,807,248     14,601,331
 Accumulated deficit                                  (5,872,972)    (7,643,341)
                                                    ------------   ------------
   Total stockholders' equity                          9,110,086      7,133,126
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 33,244,683   $ 29,864,617
                                                    ============   ============













            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the three months ended   For the nine months ended
                                        --------------------------   -------------------------
                                               September 30,               September 30,
                                              --------------               -------------
                                             2006         2005           2006         2005
                                             ----         ----           ----         ----
REVENUES
 Sales                                  $ 23,770,977  $ 22,111,952   $ 68,016,953  $ 59,960,761
 Service revenue                             413,750       455,924      1,321,706     1,391,429
                                        ------------  ------------   ------------  ------------
                                          24,184,727    22,567,876     69,338,659    61,352,190
COST OF REVENUES
 Cost of goods sold                       20,296,480    19,096,105     58,342,648    52,187,394
 Direct servicing costs                      110,156       134,039        396,428       362,345
                                        ------------  ------------   ------------  ------------
                                          20,406,636    19,230,144     58,739,076    52,549,739
                                        ------------  ------------   ------------  ------------
GROSS PROFIT                               3,778,091     3,337,732     10,599,583     8,802,451

OPERATING EXPENSES
 Selling, general and administrative       2,738,285     2,370,200      7,917,044     6,642,239
 Depreciation and amortization of
  property and  equipment                     70,234        53,757        223,325       214,339
                                        ------------  ------------   ------------  ------------
                                           2,808,519     2,423,957      8,140,369     6,856,578
                                        ------------  ------------   ------------  ------------
INCOME FROM OPERATIONS                       969,572       913,775      2,459,214     1,945,873

OTHER INCOME (EXPENSES)
 Interest expense (including $0, $27,089,
  $8,293 and $103,318 to related parties)   (194,104)     (153,578)      (605,325)     (450,049)
 Other, net                                   16,423        (3,449)        19,852       (13,195)
                                        ------------  -------------  ------------  ------------
                                            (177,681)      (157,027)     (585,473)     (463,244)
                                        ------------  -------------  ------------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES     791,891        756,748     1,873,741     1,482,629
PROVISION FOR INCOME TAXES                   (79,281)             -       (79,281)            -
                                        ------------  -------------  ------------  ------------















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                        For the three months ended   For the nine months ended
                                        --------------------------   -------------------------
                                               September 30,               September 30,
                                              --------------               -------------
                                             2006         2005           2006         2005
                                             ----         ----           ----         ----

NET INCOME                              $    712,610  $     756,748  $  1,794,460  $  1,482,629
                                        ============  =============  ============  ============
Net income attributable to common
  stockholders                          $    704,973  $     747,008  $  1,770,369  $  1,453,782
                                        ============  =============  ============  ============
Net income per share attributable
  to common stockholders
       Basic                            $       0.08  $        0.09  $       0.20  $       0.17
                                        ============  =============  ============  ============
       Diluted                          $       0.07  $        0.07  $       0.18  $       0.15
                                        ============  =============  ============  ============
Number of weighted average shares of
  common stock outstanding
       Basic                               8,879,057      8,538,081     8,824,498     8,527,532
                                        ============  =============  ============  ============
       Diluted                             9,500,071     10,674,298     9,605,391     9,863,787
                                        ============  =============  ============  ============




























            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Nine Months ended September 30, 2006 and 2005

                                                         2006          2005
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $  1,794,460   $  1,482,629
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
   Depreciation and amortization
     of property and equipment                           223,325        214,339
   Provision for bad debts                               181,335        182,259
   Provision for obsolete inventory                      120,000        179,959
   Write-off of property and equipment                     7,121          5,275
   Change in operating assets and liabilities
    Accounts receivable - trade                       (1,235,743)    (2,072,270)
    Accounts receivable - other                           96,493        223,694
    Inventories                                       (1,760,866)      (722,762)
    Prepaid expenses and other current Assets            (25,454)      (170,706)
    Accounts payable                                  (1,476,230)       540,317
    Accrued liabilities                                  772,139      1,728,983
    Deferred rent                                        (20,139)        11,839
                                                    ------------   ------------
Net cash provided by (used in) operating activities   (1,323,559)     1,603,556
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                  (195,983)      (240,021)
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit                      2,360,081       (589,264)
   Proceeds from exercise of warrants                    182,500              -
   Repayment of notes payable - related party           (217,128)      (335,000)
   Repayment of long-term debt                           (15,616)       (15,906)
                                                    ------------   ------------
Net cash provided by (used in) financing activities    2,309,837       (940,170)
                                                    ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                790,295        423,365

Cash and cash equivalents at beginning of period         731,626        458,068
                                                    ------------   ------------
Cash and cash equivalents at end of period          $  1,521,921   $    881,433
                                                    ============   ============










            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              For The Nine Months ended September 30, 2006 and 2005

                                                         2006          2005
                                                         ----          ----
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                       $    605,325   $    450,049
                                                    ============   ============
Income taxes paid                                   $     79,281   $          -
                                                    ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

  Preferred stock dividends paid through
    issuance of common stock                        $     24,091   $     28,847
                                                    ============   ============
  Conversion of preferred stock to common stock     $      2,000   $        700
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for all periods presented. The results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2005.

NOTE B - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's subsidiary, Universal Power Group ("UPG" or "Universal") incorporated in 1968, is a leading distributor of portable power and related synergistic products, provider of third party logistics services, and custom battery pack assembly and kitting services to a wide range of industries. Zunicom's other subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), is a provider of guest communication services to the hospitality market. In September 2006, UPG filed an S-1 registration statement with the U.S. Securities and Exchange Commission for an underwritten initial public offering. The registration statement was amended in October 2006. As amended, the registration statement covers the sale of 3,000,000 shares of UPG's common stock of which 2,000,000 will be sold by UPG and 1,000,000 will be sold by Zunicom. The initial public offering price per share is expected to be between $7.00 and $9.00. The registration statement has not yet become effective and the Company cannot predict or determine when it will become effective, if ever. The securities covered by the registration statement may not be sold nor may offers for the securities covered by the registration statement be accepted prior to the time the registration statement becomes effective.

NOTE C - STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No.
123. The adoption of SFAS 123R had no impact on the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2006. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. All options outstanding at the beginning of the period ended September 30, 2006 were fully vested; therefore, there is no stock-based compensation expense recognized in the consolidated statement of operations during the three and nine month periods ended September 30, 2006. The aggregate intrinsic value of the 1,059,500 stock options outstanding at September 30, 2006 totaled approximately $833,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Zunicom's common stock that were "in-the-money" at September 30, 2006.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option. Had the Company determined compensation expense for the three and nine month periods ended September 30, 2005 based on the fair value at the grant date for its stock options under SFAS 123, as amended by SFAS 148, the pro forma effect on net income attributable to common stockholders and net income per share attributable to common stockholders would have been as follows:


                                     For the three months   For the nine months
                                      ended September 30,   ended September 30,
                                             2005                  2005
                                             ----                  ----
Net income attributable to
common stockholders as
reported                             $    747,008           $  1,453,782

Add:  Stock-based employee
compensation expense included
in reported net income               $          -           $          -

Deduct:  Stock-based employee
compensation expense determined
under fair value based method            (643,207)              (643,207)
                                     ------------           ------------

Pro-forma net income attributable
to common stockholders               $    103,801           $    810,575
                                     ============           ============
Net income per share attributable
to common stockholders as reported

Basic                                $       0.09           $       0.17
                                     ============           ============
Diluted                              $       0.07           $       0.15
                                     ============           ============
Pro-forma net income per share
attributable to common stockholders

Basic                                $       0.01           $       0.10
                                     ============           ============
Diluted                              $       0.01           $       0.08
                                     ============           ============

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $7,637 and $9,740 for the three month periods ending September 30, 2006 and 2005, respectively, and $24,091 and $28,847 for the nine month periods ending September 30, 2006 and 2005, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants.

For the three month period ending September 30, 2006, the dilutive effects of 447,038 stock options and 173,976 common shares issuable upon conversion of preferred stock are included in the diluted net income per share calculation. For the nine month period ending September 30, 2006, the dilutive effect of 557,143 stock options, 49,774 other common stock equivalents and 173,976 common shares issuable upon conversion of outstanding preferred stock are included in the diluted net income per share calculation. For the three month period ending September 30, 2005, the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 19,500 as they are anti-dilutive. For the three month period ending September 30, 2005, the dilutive effect of 1,897,932 stock options and warrants and 207,776 shares issuable upon conversion of the outstanding preferred stock are included in the diluted net income per share calculation. For the nine month period ending September 30, 2005, the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 309,500 as they are anti-dilutive. For the nine month period ending September 30, 2005, the dilutive effect of 1,091,008 stock options and warrants and 208,134 common shares issuable upon conversion of outstanding preferred stock are included in the diluted net income per share calculation.

NOTE E - LINE OF CREDIT

Universal's line of credit agreement with Compass Bank provides for interest payable monthly at LIBOR Index rate plus 2.5% (7.82% at September 30, 2006) and matures May 5, 2007. On July 25, 2005, Universal entered into an agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and LIBOR Index Rate plus 2.5% on the balance of the outstanding borrowings under Universal's line of credit. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of Universal. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of Universal's eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. On March 23, 2006, UPG entered into renewal and modification agreement on the line of credit agreement with Compass Bank. The advance formula referenced in the Security Agreement as the "Borrowing Base" was modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower's Eligible Inventory (as defined in the Security Agreement); provided, however that the foregoing sub-limit upon availability with respect to Borrower's Eligible Inventory shall not exceed eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding. On April 18, 2006, UPG entered into the second renewal and modification agreement with Compass Bank which increased UPG's line of credit from $12,000,000 to $16,000.000. The advance formula referenced in the Security Agreement as the "Borrowing Base" was modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower's Eligible Inventory (as defined in the Security Agreement). Advances against Borrower's Eligible Inventory shall not exceed the lesser of (a) $8,500,000.00 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding. At September 30, 2006, $11,621,516 was outstanding under the line of credit and $2,827,586 remained available for borrowings under the line of credit based on the borrowing formula. UPG was in compliance with all of the covenants under its line of credit agreement as of and for the periods ended September 30, 2006.

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

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                      Three months ended September 30, 2006
                      -------------------------------------

                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment  Consolidated
                                ----------- ----------  ----------  ------------
Revenue                         $23,770,977 $  413,750  $        -  $24,184,727
Depreciation and amortization        34,156     36,078           -       70,234
Segment profit (loss)               808,426     10,175    (105,991)     712,610
Segment assets                   31,530,897    365,676   1,348,110   33,244,683
Capital expenditures by segment      28,875     22,826           -       51,701

                      Three months ended September 30, 2005
                      -------------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment  Consolidated
                                ----------- ----------  ----------  ------------
Revenue                         $22,111,952 $ 455,924   $       -   $22,567,876
Depreciation and amortization        15,164    38,128         465        53,757
Segment profit (loss)               868,673   (17,463)    (94,462)      756,748
Segment assets                   24,399,302   419,020     607,938    25,426,260
Capital expenditures by segment      53,149    49,294           -       102,443

                      Nine months ended September 30, 2006
                      ------------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment  Consolidated
                                ----------- ----------- ----------  ------------
Revenue                         $68,016,953 $1,321,706  $       -   $69,338,659
Depreciation and amortization       115,215    107,864        246       223,325
Segment profit (loss)             2,287,104   (116,035)  (376,609)    1,794,460
Segment assets                   31,530,897    365,676  1,348,110    33,244,683
Capital expenditures by segment      83,724    112,260          -       195,983

                      Nine months ended September 30, 2005
                      ------------------------------------
                                            Facsimile
                                            and
                                Battery and Business
                                Fulfillment Center      Adjustment  Consolidated
                                ----------- ----------- ----------  ------------
Revenue                         $59,960,761 $1,391,429  $       -    $61,352,190
Depreciation and amortization        83,281    129,662      1,396        214,339
Segment income (loss)             1,890,782   (100,888)  (307,265)     1,482,629
Segment assets                   24,399,302    419,020    607,938     25,426,260
Capital expenditures by segment     120,972    119,049          -        240,021

The adjustments represent depreciation and amortization related to corporate assets, corporate expenses, and corporate assets to reconcile segment balances to consolidated balances.

NOTE H - CONCENTRATIONS

A significant portion of UPG's business is with one major customer, Brink's Home Security, which represented approximately 58% and 59%, respectively, of UPG's revenues for the three and nine months ended September 30, 2006 and 57% and 58%, respectively, of Zunicom's consolidated revenues for the three and nine months ended September 30, 2006, respectively. At September 30, 2006, UPG had aggregate accounts receivable from this customer in the amount of $4,438,568. Through the date of this report, substantially this entire amount has been collected. Similarly, a majority of UPG's inventory is purchased from two suppliers. One of these suppliers accounted for 40% and 43%, respectively, of UPG's entire inventory purchases for the three and nine months ended September 30, 2006 and the other supplier accounts for 31% and 26%, respectively, of all of UPG's inventory purchases for the three and nine months ended September 30, 2006.

NOTE I - SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2006, the Company paid dividends of $24,091 on the Class A Preferred Stock through the issuance of 13,489 shares of the Company's common stock, and 2,000 shares of Class A Preferred Stock were converted into 4,000 shares of the Company's common stock. In addition, on July 25, 2006, 250,000 shares were issued to Ventures International Limited in conjunction with Caspic International, Inc.'s exercise of 250,000 warrants on February 23, 2006, upon which, the 250,000 shares were assigned to Ventures International Limited, an affiliated company. Mr. Tan is a director and officer of both Caspic International Inc. and Ventures International Limited.

NOTE J - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Unaudited Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its two subsidiaries, Universal Power Group, Inc. ("UPG") and AlphaNet Hospitality System, Inc. ("AlphaNet").

REVENUES

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

For the three month period ended September 30, 2006, Zunicom had consolidated revenues of $24,184,727 compared to $22,567,876 for the similar period in 2005, an increase of $1,616,851 or 7%.

UPG had revenues of $23,770,977 for the three month period ended September 30, 2006, compared to revenues of $22,111,952 for the similar period in 2005, an increase of $1,659,025 or 8%. AlphaNet had revenues of $413,750 for the three month period ended September 30, 2006 compared to revenues of $455,924 for the similar period in 2005, a decrease of $42,174 or 9%.

The $1,659,025 increase in UPG's revenues is mainly attributable to increased revenues from battery product sales of $1,753,438 from the comparative period due to price increases, sales to new customers and increased sales to existing accounts. UPG anticipates continued growth in revenue from the sales of battery, battery-powered product lines and new products. Sales to Brink's Home Security ("Brinks") were relatively consistent with the corresponding period in the prior year, totaling $13,713,400 for the three month period ended September 30, 2006 and $13,642,575 for the three month period ended September 30, 2005. UPG anticipates that sales to Brinks will grow in future periods due to Brinks growing inventory requirements.

AlphaNet's decrease in revenues of $42,174 is primarily attributable to a decline in customer usage and de-installations of its InnFax product as well higher percentage of revenue sharing with hotels for The Office(TM) product.

COST OF REVENUES

For the three month period ended September 30, 2006, Zunicom's consolidated cost of revenues increased to $20,406,636 compared to cost of revenues of $19,230,144 for the similar period in 2005, an increase of $1,176,492 or 6%.

UPG's cost of revenues totaled $20,296,480 for the three month period ended September 30, 2006, compared to $19,096,105, or an increase of $1,200,375 or 6%. AlphaNet's cost of revenues totaled $110,156 for the three month period ended September 30, 2006 compared to $134,039 during the similar period in 2005, a decrease of $23,883 or 18%.

Cost of revenues as a percentage of revenues for UPG remained fairly consistent at 85% compared to 86% in the similar period in 2005. UPG continues to monitor customer and vendor pricing due to raw material cost increases which are expected to continue in the near future.

AlphaNet's direct servicing costs as a percentage of service revenues decreased to 27% for the three month period ending September 30, 2006 compared to 29% for the same period in 2005. The decrease in costs is associated with a decrease in installations and a decrease in wireless licensing fees on The Office(TM) product.

OPERATING EXPENSES

For the three month period ended September 30, 2006, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment increased to $2,808,519 compared to $2,423,957 for the similar period in 2005, an increase of $384,562 or 16%.

UPG's selling, general and administrative expenses were $2,410,155 for the three month period ending September 30, 2006 compared to $2,020,692, in the 2005 period an increase of $389,463 or 19%. Of this increase, approximately $90,000 was attributable to salaries and other employee compensation expenses due to overall growth and related additional hires. The balance of the increase was attributable to increases in sales and marketing expenses, most of which related to the opening of a new Batteries and Beyond retail outlet in Las Vegas.

AlphaNet's selling, general and administrative expenses for the three month period ending September 30, 2006 were $287,403 compared to $307,269, in the 2005 period, a decrease of $19,866 or 6%. The decrease is attributable to a reduction in employee related compensation expenses, property taxes and equipment rental.

Zunicom's selling, general and administrative expenses for the three month period ending September 30, 2006 were $110,961 compared to $95,996, in the 2005 period, an increase of $14,965, or 16%. The increase is primarily attributable to increased accounting fees and travel expenses.

For the three month period ending September 30, 2006, the Company incurred $70,234 in depreciation and amortization expense compared to $53,757 in the 2005 period, an increase of $16,477.

INTEREST EXPENSE

Zunicom's consolidated interest expense totaled $194,104 for the three month period ended September 30, 2006 compared to $153,578 for the similar period in 2005, an increase of $40,526. The increase is due to increased borrowings under the UPG line of credit at a higher interest rate offset by the decrease of the principal amount due on AlphaNet loans. The average outstanding loan balance on the UPG line of credit for the 2006 and 2005 periods was $8.9 million and $7.1 million, respectively. The AlphaNet loans were fully paid on March 9, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

For the nine month period ended September 30, 2006, Zunicom had consolidated revenues of $69,338,659 compared to $61,352,190 for the similar period in 2005, an increase of $7,986,469 or 13%.

UPG had revenues of $68,016,953 for the nine month period ended September 30, 2006, compared to revenues of $59,960,761 for the similar period in 2005, a 13% increase. AlphaNet had revenues of $1,321,706 for the nine month period ended September 30, 2006, compared to revenues of $1,391,429 for the similar period in 2005, a 5% decrease.

The increase in UPG's revenues is mainly attributable to price increases, increased sales to new customers and existing accounts, which increased by

$5,745,194 from the comparative period. UPG anticipates continued growth in revenue from the sales of battery, battery powered product lines and new products. In addition, sales to Brinks totaled $40,401,019 for the nine month period ended September 30, 2006 compared to $37,925,970 for the nine month period ended September 30, 2005 and increase of $2,475,049. UPG anticipates continued growth in Brinks revenue due to Brinks growing inventory requirements.

The decrease in AlphaNet's revenues is attributable to the continued decline in revenue on the Innfax product as well higher percentage of revenue sharing with hotels for The Office(TM) product.

COST OF REVENUES

For the nine month period ended September 30, 2006, Zunicom's consolidated cost of revenues increased to $58,739,076 compared to $52,549,739 for the similar period in 2005, an increase of $6,189,337 or 12%.

UPG's cost of revenues totaled $58,342,648 for the nine month period ended September 30, 2006, compared to $52,187,394 during the similar period in 2005. AlphaNet's cost of revenues totaled $396,428 for the nine month period ended September 30, 2006 compared to $362,345 during the similar period in 2005.

Cost of revenues as a percentage of revenues for UPG decreased to 85.8% for the nine month period ending September 30, 2006 compared to 87.0% for the similar period in 2005. UPG is monitoring customer and vendor pricing due to raw material cost increases which are expected to continue in the near future.

AlphaNet's direct servicing costs as a percentage of service revenues increased to 30% for the nine month period ending September 30, 2006 compared to 26% for the same period in 2005. The increase in cost is associated with cost of repairs and maintenance, copier leases and wireless licensing fees on The Office(TM) product.

OPERATING EXPENSES

For the nine month period ended September 30, 2006, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses as well as depreciation and amortization of property and equipment, increased to $8,140,369 compared to $6,856,578 for the similar period in 2005, an increase of $1,283,791 or 19%.

UPG's selling, general and administrative expenses were $6,736,116 for the nine month period ending September 30, 2006 compared to $5,537,549, in 2005, an increase of $1,198,567 or 22%. Of this amount, $421,000 was attributable to increases in salaries, payroll taxes and employee insurance cost associated with the Company's improved performance and additional employees. The balance was attributable to increases in sales and marketing expenses, many of which related to the opening of a new Batteries and Beyond retail outlet in Las Vegas, Nevada and expenses related to the closing of UPG's Kansas branch office in April.

AlphaNet's selling, general and administrative expenses for the nine month period ending September 30, 2006 were $1,014,289 compared to $1,010,320, in 2005 an increase of $3,969. The increase is attributable to increased wage expense of $42,731 due to the conversion of the exchange rate and commissions. This cost was offset by trade show costs of $21,000 and accounting costs of $11,000.

Zunicom's selling, general and administrative expenses for the nine month period ending September 30, 2006 were $389,964 compared to $308,709 in the 2005 period, an increase of $81,255 or 26%. The increase is attributable to increased legal and accounting fees and travel expenses, offset by a decrease in compensation expense.

For the nine month period ending September 30, 2006, the Company incurred $223,325 in depreciation and amortization expense compared to $214,339 in 2005, an increase of $8,986.

INTEREST EXPENSE

Zunicom's consolidated interest expense was $605,325 for the nine month period ended September 30, 2006 compared to $450,049 for the similar period in 2005, an increase of $155,276. The increase is due to increased borrowings under the UPG line of credit at a higher interest rate. The average outstanding loan balance on the UPG line of credit for the 2006 and 2005 periods was $9.3 million and $6.6 million, respectively. In addition, the AlphaNet loans were fully paid in March 2006.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $1,521,921 and $881,433 at September 30, 2006 and 2005, respectively.

For the nine month period ended September 30, 2006, net cash used in operating activities was $1,323,559. In comparison, for the nine month period ended September 30, 2005, operating activities provided net cash of $1,603,556. This change of approximately $3,000,000 is due primarily to the fact that the inventories increased by more than $1,000,000 to accommodate increased sales during 2006 which also increased our accounts receivable - trade by approxi-mately $1,200,000 at the end of the nine month period. Accounts payable decreased by more than $1,400,000 as we made payments to suppliers with borrowings under our line of credit. The changes in inventories, accounts payable and accounts receivable were offset, in part, by an increase in accrued liabilities of approximately $800,000.

Cash used in investing activities for the nine month period ended September 30, 2006, was $195,983 compared to $240,021 for the similar period in 2005. The cash used in 2006 and 2005 was related to the purchases of property and equipment.

Net cash provided by financing activities for the nine month period ended September 30, 2006 was $2,309,837 compared to cash used of $940,170 for the similar period in 2005. The net cash provided by financing activities for 2006 was primarily comprised of net borrowings on UPG line of credit of $2,360,081 and proceeds from the exercise of warrants of $182,500, as well as cash used of $217,128 for the repayment of long term debt to related parties and $15,616 for the repayment of other long-term debt. Net cash used in financing activities for the nine month period ended September 2005 was related to net repayments on the UPG line of credit of $589,264. Additional cash was used on the repayment of long term debt to a related party totaling $335,000 as well as $15,906 on other long term debt.

AlphaNet had two notes payable to related party financing companies. One note in the original principal amount of $1,525,000 was payable to Appel Investments,

Inc. of which Kim Yeow Tan, William Tan's brother, is an officer, director and shareholder. The second note in the original principal amount of $1,000,000 was payable to AHS Funding LLC of which Jenny Jechart, a shareholder, is the principal shareholder. These notes bore interest at 20.5%, originally matured on October 21, 2002 and were paid in full on March 9, 2006.

UPG's line of credit agreement with Compass Bank provides for interest payable monthly at LIBOR Index rate plus 2.5% (7.82% at September 30, 2006) and matures May 5, 2007. On July 25, 2005, UPG entered into an agreement with Compass Bank fixing the interest rate at 6.99% on the first $6,000,000 of borrowings and LIBOR Index Rate plus 2.5% on the balance of the outstanding borrowings under UPG's line of credit. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment of UPG. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG's eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. On March 23, 2006, UPG entered into renewal and modification agreement on the line of credit agreement with Compass Bank. The advance formula referenced in the Security Agreement as the "Borrowing Base" was modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower's Eligible Inventory (as defined in the Security Agreement); provided, however that the foregoing sub-limit upon availability with respect to Borrower's
Eligible Inventory shall not exceed eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding. On April 18, 2006, UPG entered into the second renewal and modification agreement with Compass Bank which increased UPG's line of credit from $12,000,000 to $16,000.000. The advance formula referenced in the Security Agreement as the "Borrowing Base" was modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower's Eligible Inventory (as defined in the Security Agreement). Advances against Borrower's Eligible Inventory shall not exceed the lesser of (a) $8,500,000.00 or (b) an amount equal to the product of (i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding. At September 30, 2006, $11,621,516 was outstanding under the line of credit and $2,827,586 remained available for borrowings under the line of credit based on the borrowing formula. UPG was in compliance with all of the covenants under its line of credit agreement as of and for the periods ended September 30, 3006.

Zunicom believes that cash provided by its operations and cash available under the UPG line of credit will be sufficient to meet its operational needs over the next year.

In September 2006 UPG filed an S-1 registration statement with the U.S. Securities and Exchange Commission for an underwritten public offering. The registration statement was amended in October 2006. As amended, the registration statement covers 3,000,000 shares of UPG's common stock of which 2,000,000 will be sold by UPG and 1,000,000 will be sold by Zunicom. The initial public offering price per share is expected to be between $7.00 and $9.00 per share. The registration statement has not yet become effective and we cannot predict or determine when it will become effective, if ever. The securities covered by the registration statement may not be sold nor may offers for the securities covered by the registration statement be accepted prior to the time the registration statement becomes effective. Nothing contained in this report shall constitute an offer to sell or the solicitation of an offer to purchase the securities covered by the registration statement. A written prospectus, when available, may be obtained from Ladenburg Thalman & Co. Inc., 153 East 53rd Street, New York, New York 10022.

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

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during the nine months ended September 30, 2006 was not material.

Interest Rates

Our exposure to market rate risk for changes in interest rates relates primarily to UPG's line of credit. A portion of the outstanding borrowings on the line of credit bear interest at LIBOR plus 2.5%. A change in the LIBOR would have a material effect on interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively "Eveready") have initiated legal proceedings against us and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. We have denied infringement and have been vigorously defending this action. The International Trade Commission ruled against Eveready and the matter was appealed to the United States Court of Appeals for the Federal Circuit. On January 25, 2006, the Federal Circuit reversed the International Trade
Commission's holding of invalidity and has remanded for further proceedings based on its construction of Eveready's patent. The parties are waiting for the International Trade Commission ot rule on the issue of whether the investigation should be terminated. For more information, see In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission.

In September of 2005, A.J. Gilson, a former sales representative of UPG filed an action in the District Court of Dallas County, Texas against UPG and Zunicom claiming damages for breach of contract in the amount of $430,722 and all reasonable and necessary attorney fees. The plaintiff is alleging that UPG failed to pay him sales commissions to which he was entitled. In relation to this matter, UPG and Zunicom are defending themselves and consider the claim without merit. We do not expect the final resolution of this claim to have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution of claim against Zunicom, or the costs of settlement or litigation, Zunicom's future results of operations or cash flows could be materially and adversely affected.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Item 1A of Part 1 of our Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission on March 30, 2006.

Item 6. Exhibits.

         The following exhibits are furnished as part of this report or incorporated herein as indicated.

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

         10.11 Revolving Credit and Security Agreement by and between Compass Bank and UPG, December 14, 2004 (incorporated by reference to Exhibit
         10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

         10.12 Purchase Agreement by and between Brink's Home Security and UPG as adopted September 1, 2004(incorporated by reference to Exhibit 10.6 to UPG's Registration Statement on Form S-1, Commission File no. 333-137265, filed on September 12, 2006, as amended on October 26,
         2006).

         10.13 Renewal and Modification Agreement by and between Compass Bank and UPG on March 23, 2006 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 30, 2006).

         10.14 Renewal and Modification Agreement by and between Compass Bank and UPG on April 18, 2006 (incorporated by reference to Exhibit 10.5(c) to UPG's Registration Statement on Form S-1, Commission File no. 333-137265, filed on September 12, 2006, as amended on October 26, 2006.)

         10.15 First Amendment to Master Revolving Promissory Note (incorporated by reference to Exhibit 10.5(d) to UPG's Registration Statement on Form S-1, Commission File no. 333-137265, filed on September 12, 2006, as amended on October 26, 2006.)

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

         32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

         32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

                                   Signature
                                   ---------

         Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.

                                    Zunicom, Inc.
                                    -----------------------------


Date:  November 13, 2006            /s/ William Tan
                                    --------------------------------
                                    William Tan
                                    Principal Executive Officer


Date:  November 13, 2006            /s/ Julie Sansom-Reese
                                    --------------------------------
                                    Julie Sansom-Reese
                                    Chief Financial Officer
                                    (principal financial and accounting officer)