Form 10-K
period 2006-12-31
ZUNICOM INC
filed 2007-04-19
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       OR

    |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------
                         Commission file number: 0-27210

                                  Zunicom, Inc.
             (Exact name of registrant as specified in its charter)

               TEXAS                                           75-2408297
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

   4315 W. Lovers Lane, Dallas, TX                               75209
(Address of principal executive offices)                       (Zip Code)

                                 (214) 352-8674
              (Registrant's telephone number, including area code)

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

     As of March 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $5,864,327 (based on the closing price of $.93 per share on that date).

     As of March 30, 2007, 8,946,000 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  ZUNICOM, INC.

                           Annual Report on Form 10-K
                                TABLE OF CONTENTS
                                                                         Page
PART I
    Item 1.    Business                                                     4
    Item 1A.   Risk Factors                                                23
    Item 2.    Properties                                                  26
    Item 3.    Legal Proceedings                                           27
    Item 4.    Submission of Matters to a Vote of Security Holders         27

PART II
    Item 5.    Market for our Common Equity and Related
                 Stockholder Matters                                       27
    Item 6.    Selected Financial Data                                     29
    Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       30
    Item 7A.   Quantitative and Qualitative Disclosures
                 about Market Risk                                         41
    Item 8.    Financial Statements and Supplementary Data                 41
    Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                      41
    Item 9A.   Controls and Procedures                                     41
    Item 9B.   Other Information                                           42

PART III
    Item 10.   Directors, Executive Officers and Corporate
                 Governance                                                43
    Item 11.   Executive Compensation                                      45
    Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters            62
    Item 13.   Certain Relationship and Related Transactions,
                 and Director Independence                                 63
    Item 14.   Principal Accounting Fees and Services                      64

PART IV
    Item 15.   Exhibits and Financial Statement Schedules                  65

Signatures                                                                 67

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we," "our," "us," or any derivative thereof, as used herein shall mean Zunicom, Inc., a Texas corporation.

                                     Part I

ITEM 1. BUSINESS

GENERAL BUSINESS HISTORY

Zunicom, Inc. has historically operated through two wholly-owned subsidiaries, Universal Power Group, Inc. ("UPG") and AlphaNet Hospitality Systems, Inc. ("AlphaNet").

Zunicom, Inc., formerly Tech Electro Industries, Inc., was incorporated under the laws of the State of Texas on January 10, 1992, for the purpose of acquiring 100% of the capital stock of Computer Components Corporation, a distributor of electronic components incorporated in 1968. On October 29, 1996, Universal Battery Corporation was incorporated for the purpose of expanding into new markets for batteries and battery-related products. In May 1999, Universal Battery Corporation merged into Computer Components Corporation. In January 2004, Computer Components Corporation changed its name to Universal Battery Corporation. Subsequently, in May 2004, Universal Battery Corporation changed its name to Universal Power Group, Inc.

On October 26, 1999, Zunicom completed the acquisition of AlphaNet Hospitality Systems, Inc., to gain an entry into the information technology and hospitality related business sector. AlphaNet is a leading provider of guest communication services to the hospitality industry.

Recent Event

As described more fully under "UPG" below, On December 27, 2006 our formerly wholly-owned and consolidated subsidiary, UPG, completed its initial public offering, or IPO.

Available Information

Zunicom's website is www.zunicom.com, UPG's website is www.upgi.com, and AlphaNet's website is www.alphanet.net. References to "we", "us" and "our" refer to Zunicom, Inc. and its subsidiaries. The Company makes available, free of charge, through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such information with or furnishes it to the Securities and Exchange Commission. Our principal executive offices are located at 4315 W. Lovers Lane, Dallas, TX 75206, and our telephone number is (214)352-8674.

BUSINESS OF THE COMPANY AND ITS SUBSIDIARIES

                            ZUNICOM, INC. ("Zunicom")

Zunicom, through UPG, has been a leading provider of third party logistics and supply chain services, batteries, related portable power products, security products to multiple industries, and, through its wholly-owned subsidiary, AlphaNet, is a key provider of business communication services to the hospitality industry.

                       UNIVERSAL POWER GROUP, INC. ("UPG")

Recent Event

On December 21, 2006, our wholly-owned subsidiary, Universal Power Group, Inc. sold 2,000,000 shares of its common stock in an underwritten initial public offering, or IPO. In addition, Zunicom sold 1,000,000 shares of UPG's common stock in the IPO that we owned. On December 27, 2006, the offering was completed at $7.00 per share. UPG's stock is listed on the American Stock Exchange and is traded under the symbol "UPG". As of December 31, 2006, UPG will file stand alone Annual Reports on Form 10-K, quarterly reports on Form 10-Q and other reports as required pursuant to Section 13(a) or 15(d) of the Exchange Act.

Zunicom received net proceeds of $6,510,000 from the IPO and recognized a gain of $5,686,929 which represented the excess proceeds received over the carrying value of UPG's shares we sold in the IPO. In accordance with SEC Staff Accounting Bulletin (SAB) NO. 51 we also recognized a gain on UPG's equity transactions related to the IPO in the amount of $6,654,201 which represented the difference between the carrying value of our investment in UPG and our ownership interest in UPG's net book value.

Prior to the IPO, as our wholly-owned subsidiary, UPG's financial position, results of operations and cash flows were consolidated with ours. As a result of the IPO, our ownership interest in UPG was reduced to 40 percent. We deconsolidated UPG from our statements of operations and balance sheets effective December 31, 2006 and simultaneously accounted for UPG under the equity method of accounting. We will account for UPG under the equity method of accounting in all future periods in which we maintain a significant ownership interest.

General

UPG is (i) a third-party logistics company specializing in supply chain management and value-added services and (ii) a leading supplier and distributor of portable power supply products, such as batteries, security system components and related products and accessories. UPG's principal product lines include:

   o batteries of a wide variety of chemistries, battery chargers and related accessories;

   o portable battery-powered products, such as jump starters and 12-volt power accessories;

   o security system components, such as alarm panels, perimeter access controls, horns, sirens, speakers, transformers, cabling and other components; and

   o electro-magnetic devices, capacitors, relays and passive electronic components.

UPG's third-party logistics services, principally supply chain management soloutions and other value-added services, are designed to help customers optimize performance by allowing them to outsource supply chain management functions. UPG's suppply management functions. UPG's supply chain management services include inventory sourcing and procurement, warehousing and fulfillment. UPG's value-added services include custom battery pack assembly, custom kitting and packing, private labeling, component design and engineering, graphic design, and sales and marketing. UPG also distribute batteries and portable power products under various manufacturers' and private labels, as well as under its own proprietary brands.UPG is one of the leading domestic distributors of sealed, or "maintenance-free," lead acid batteries. UPG's customers include OEMs, distributors and both online and traditional retailers. The products UPG sources, manages and distributes are used in a diverse and growing range of industries, including automotive, consumer goods, electronics and appliances, marine and medical instrumentation, computer and computer-related products, office and home office equipment, security and surveillance equipment, and telecommunications equipment and other portable communication devices.

UPG believes that the demand for third-party logistics services in general, and supply chain management solutions and value-added services in particular, is growing, particularly in the electronics industry. In general, businesses are increasingly focused on identifying ways to more efficiently manage their supply chain, an operational necessity as products are sourced and distributed globally and a financial requirement as organizations have discovered the fiscal benefits of streamlining their logistics processes, providing an increased demand and opportunity for organizations providing logistics services in general and supply chain management services in particular. Businesses increasingly strive to minimize inventory levels, reduce order and cash-to-cash cycle lengths, perform manufacturing and assembly operations in low-cost locations and distribute their products globally. Furthermore, businesses increasingly cite an efficient supply chain as a critical element to improve financial performance. To remain competitive, successful businesses need to not only achieve success in the core competencies, they must also execute quickly and accurately.

To accomplish these goals, businesses are increasingly turning to organizations that provide a broad array of logistics services, including supply chain management solutions. The demand for these solutions has grown as businesses continue to outsource non-core competencies, globally source goods and materials, and focus on managing the overall cost of their supply chain. These trends have been further facilitated by the rapid growth of technology, including the growth of the Internet and the World Wide Web as an information tool and electronic interfaces between systems of service providers and their customers.

The demand for electronic equipment and components is impacted by general economic conditions, technological developments, changes in consumer demand and preferences, the cost of lead and copper, the two principal raw materials used to manufacture electronic components and fuel costs, which impacts both manufacturing and shipping. UPG believes that technological change within the electronics industry drives growth as new product introductions accelerate sales and provides it with new opportunities. However, UPG further believes that its products are not affected by rapidly changing technology since they represent basic elements and portable power supplies common to a wide variety of existing electronic circuit designs. At the same time, UPG cannot assure you that advances and changes in technology, manufacturing processes, and other factors will not affect the market for its products. UPG does however continue to stay abreast of technological advances and changes in the electronics and portable power supply market.

Industry Background

The electronics industry covers an array of products and components, which includes semiconductors and passive/electromechanical products and systems, computer components, portable power supplies such as batteries and related products. The electronics industry is one of the largest industries in the United States and is growing. According to the Freedonia Group, a leading international market research firm, the global market for batteries, non-rechargeable as well as rechargeable, is estimated at $52.6 billion in 2005 and is projected to increase 7.0% annually through 2010 to $74 billion.
According to a recent article in the New York Times, portable rechargeable batteries were estimated to be a $6.2 billion market in 2006 and more than one billion batteries will be manufactured by some of the largest electronics companies in the world such as Sony, Sanyo, Matsushita and Samsung. UPG believes that the growth of the electronics industry has been driven in part by increased demand for new products incorporating sophisticated electronic components, such as cellular phones, laptop computers, handheld and PDA devices, security and surveillance equipment, a variety of consumer products and appliances and many other wireless products as well as increased utilization of electronic components in a wide range of industrial, automotive and military products. These products all require portable battery power to function in today's market where consumers demand productivity, portability and mobility.

Supply chain managers have become an integral part of the electronics industry. OEMs and many small contract electronic manufacturers that use electronic components choose to outsource their procurement, inventory and materials management processes to third parties in order to concentrate their resources, including management, personnel costs and capital investment, on their core competencies, which include product development and sales and marketing. Many large distribution companies not only fill these procurement and materials management roles but further serve as a single supply source for original equipment manufacturers and contract electronic manufacturers and retailers, offering a much broader line of products, rapid or scheduled deliveries, incremental quality control measures and more support and supply chain management services than individual electronic component manufacturers. UPG believes that original equipment manufacturers and many smaller contract electronic manufacturers and retailers will increase their dependence on distributors for these types of logistics and supply chain management services and will continue to demand greater service and to increase quality requirements.

UPG believes that the third-party logistics industry in general will continue to grow because of the following factors:

   o Outsourcing non-core activities. Businesses are increasingly relying on third-party logistics providers for "non-core" activities, such as sourcing and procurement, warehousing, assembling, "kitting," shipping and distribution, so as to focus on their core competencies. UPG takes over the tedious tasks of sourcing and storing inventory, taking and filling orders and shipping and delivering to the end customer.

   o Globalization of trade. As barriers to international trade are reduced or eliminated, businesses are increasingly sourcing their parts, supplies and raw materials from the most competitive suppliers throughout the world. Businesses often find themselves getting involved in logistical matters which they are unfamiliar with and often are faced with unforeseen added overheads and other logistic costs, which take away from their competitive edge and bottom-line income. UPG believes with continued globalization businesses will increasingly turn to and rely on third-party logistics providers for all their sourcing, warehousing, inventory management, and distribution needs. UPG is able to offer its services at competitive rates due to its industry expertise and ability to consolidate products cost-effectively for its customers.

   o Increased competition. Increasing competition means businesses have to operate more efficiently. Third party logistics providers allow businesses to reduce their costs by transferring overhead. In addition, because they buy in greater quantities, third party logistics providers can usually get better pricing from suppliers, which they can then pass along to their customers.

   o Increased reliance on technology. Advances in technology are placing a premium on decreased transaction time and increased business-to-business activity. Businesses recognize the benefits of being able to transact commerce electronically.

Products and Services

While UPG is both a logistics services provider and a distributor, the products handled in both cases are principally the following:

   o Batteries, battery chargers and related accessories. UPG is one of the leading domestic distributors of sealed, or "maintenance-free," lead acid ("SLA"), absorbent glass mat and gel batteries, all of which have been designated as non-hazardous by the U.S. Department of

        Transportation. UPG maintains a broad inventory of various sizes of SLA batteries in its brands and private labeled to sell to retailers and distributors for consumer and industrial applications, and to OEMs for use in the manufacture and sale of technology products, such as wheelchairs, uninterruptible power supply (UPS) systems and security equipment. UPG also stocks and distributes a broad range of branded and private-labeled batteries including nickel-cadmium, lithium, nickel metal hydride, alkaline and carbon-zinc batteries, which are used primarily in consumer electronic products. UPG's brands include the names Universal Battery, Universal, Adventure Power(R), Starter-Up, UB Scootin(R), Charge N' Start(TM) and UNILOK(TM). UPG currently private labels its products for many large customers such as Home Depot Supply, RadioShack, Bass Pro, Cabela's and others. UPG also stocks components used in custom battery pack assembly. Finally, UPG is also an authorized Panasonic modification center that builds custom-designed battery packs comprised of Panasonic batteries for customers. UPG continues to develop new battery sizes for varying applications depending on customer and market needs. UPG has an expanding line of power supply inverters, battery chargers and maintainers for various applications such as automotive, marine, hunting, motorcycle and medical scooters.

   o Portable power products, such as jump-starters, 12-volt power accessories and other battery-powered tools and accessories. UPG's line of jump-starters, called Starter-Up(TM)and Starter-Up Marine(TM), are portable sources of 12-volt DC power used primarily as emergency starting power sources on failed automobile and marine batteries. These jump-starters may be used to power many accessories including cellular phones, laptops and radios. UPG's jump-starters are sold to retailers such as RadioShack, Bass Pro Shop and Cabela's. UPG has also added its own expanding 12-volt DC accessory line which includes electric auto jacks, impact wrenches, handheld vacuums, cordless air compressors, warmers/coolers, spotlights, electric mugs and others that plug into cigarette lighter sockets or any 12-volt DC power source.

   o Security products, such as perimeter access controls, horns, sirens, speakers, transformers and related installation components. As a result of UPG's relationship with Brinks, UPG carries a broad line of residential and commercial security products including alarm panels, perimeter access controls, transformers, sirens, horns, cabling and other related products.

   o Electro-magnetic devices, capacitors, relays and passive electronic components. UPG stocks and distributes electronic components, such as resistors carbon or metal film, capacitors of varying types and relays for use in the manufacture, repair, and modification of electronic equipment.

UPG continues to actively review sources for new and innovative products to add to its spectrum of product offerings.

UPG's logistics services include the following:

   o Inventory sourcing and procurement. As a result of UPG's relationship with manufacturers in the Pacific Rim, UPG believes it can effectively source products for its customers and at the same time help lower their costs. UPG sees this as a competitive advantage that will help it secure long-term customer relationships. In order to accommodate the needs of its customers, UPG can have the manufacturer ship directly to them. Alternatively, UPG can purchase and stock inventory for a customer in its warehouse according to their inventory needs and deliver to its customers as required. In this situation, UPG owns the inventory unlike a traditional logistics and fulfillment provider that merely warehouses and distributes the products while leaving the ownership of the inventory to the customer. UPG believes that its ability to purchase and stock products for its customers is a competitive advantage that helps its customers manage their cash flows.

   o Warehousing and distribution. UPG can take delivery of inventory items either for its own account or for the account of a customer, and ship out of one of its distribution centers. UPG's primary distribution center is located in Carrollton, Texas, a suburb of Dallas, which is a designated Foreign Trade Zone. UPG also benefits from Carrollton's Triple Freeport Exemption from local tax authorities on certain inventory brought into Carrollton and then reshipped out of Texas within a specified period. This prime location allows easy access to national and international markets, and enables UPG to facilitate efficient, quick delivery and fulfillment of products nationwide. UPG also has regional logistics centers in Oklahoma City, Oklahoma, and Las Vegas, Nevada, which provides another distribution point to support additional and varying customer needs.

   o Engineering design assistance, custom assembly and kitting. UPG offers engineering design assistance services for product lines, such as battery assembly systems, security and battery powered products as well as custom battery pack assembly and kitting. As an example, UPG has the ability to design and assemble custom battery packs consisting of assembled groups of batteries combined electrically into a single unit. These battery packs are typically used for cell phones, cordless phones, door lock and flashlight stick applications. For customers that require specific battery solutions for inclusion in their own products, UPG obtains the battery and necessary components and configure a new finished good unit based upon the customer's specifications. UPG has specialized equipment such as electric welders, sonic welders, computer-aided design programs, computer-driven battery analyzers, battery chargers, heat-shrink ovens and strip-chart recorders to support custom assembly, design and engineering needs. In addition to providing the services necessary to produce battery packs, UPG supplies materials such as wiring, connectors, and casings. Completed battery packs are assembled to order in nearly all instances. UPG adds value to products and components by packaging them in customer specified kits or tailor-made units that are convenient for the customer to order. UPG may purchase, in bulk quantities, batteries, wiring harnesses, control panels and similar items necessary to install a residential security system. Each security system installation may require only one or two of the items purchased in bulk by UPG. As a value added service UPG will pick the small quantities of components from the bulk supply and repackage them into a single shippable unit for the convenience of its customer. UPG then markets and sells the single shippable unit as a complete product to its customer. UPG provides this service to a number of its customers including Brinks.

   o Graphic design and marketing. UPG offers branding, packaging design and marketing services to assist customers in bringing their product from development to finished product. In some instances, UPG will help promote and sell the finished product through its sales and marketing department.

   o Disposal. As an additional value-added service to UPG's customers, and in ensuring that UPG contributes to environmental conservation, UPG helps coordinate pick up of all their used or "spent" sealed lead acid batteries with EPA authorized haulers who will then deliver them to EPA authorized smelters.

Growth Strategy

UPG's objective is to become a leading provider of third-party logistics services, particularly supply chain management solutions, and the leading supplier and distributor of portable power supply products, security system components and other products. UPG's long-term growth strategy includes the following:

   o Expand its logistics and value-added services offerings. As part of UPG's overall growth strategy, UPG is seeking to replicate its Brinks model and have begun marketing its logistics and supply chain management capabilities. UPG believes that one of the most efficient ways to attract new customers and expand relationships with existing customers is to expand its logistics service. To date, UPG's focus has been on developing supply chain management services. With UPG's logistics and supply chain expertise, which includes sourcing, warehousing, shipping, kitting and distribution, and its array of value-added services, UPG is identifying and aggressively pursuing new markets and new customers who are not necessarily within the scope of portable power, security and electronic related products. UPG is marketing its third party logistics and supply chain solutions to other markets, whether it be warehousing, inventory management and distribution of housewares, office supplies or toys. Similarly, through its sealed lead-acid battery distribution, UPG has expanded to serve medical scooter, jet-ski, motorcycle, hunting, and marine markets. In the future, UPG may also seek to develop other logistics such as freight forwarding and shipping, customs and brokerage, real-time inventory pricing information, electronic order entry and rapid order processing.

   o Enhance information technology capabilities. UPG provides a customized web portal interface for Brinks that allows it to easily place orders online with access to and management of its fulfillment needs. UPG plans to develop similar systems for its other customers based on their particular needs. UPG believes that in the coming years an increasing number of transactions in this industry will be processed online. As a result, UPG plans to further expand the functionality and utilization of its website in such a way that it will become more accessible and user-friendly. In addition, UPG has begun to review warehouse management systems and related hardware, such as material handling equipment and carousels, that will enable it to improve overall supply chain workflow and efficiencies, increase fulfillment capacity, provide greater visibility throughout the supply chain processes and provide real-time data and effective decision-making.

   o Increase our product offerings. Another effective means of attracting new customers and expanding relationships with existing customers is to increase the number and breadth of our product offerings. Our intention is to carry new products that complement those already within our portfolio as well as other electronic products such as semiconductors and computer equipment. In addition, we may also establish a base of operations in Asia so we can further develop relationships with low-cost manufacturers throughout the region. We intend to expand our product lines to include a more comprehensive offering of (i) consumer batteries and chargers for applications such as cell phones, laptops, camcorders, digital cameras and toys, (ii) sealed lead-acid batteries for consumer, industrial and customized applications, (iii) battery-powered and related consumer goods, such as battery chargers and maintainers, jumpstarters, portable power tools and accessories, (iv) security-related access-control products, and (v) other new products. In order achieve this goal, we will seek to expand our relationship with existing suppliers and consultants, and/or forge relationships with new suppliers using our contacts throughout the Pacific Rim.

   o Identify new customers and new markets. We intend to pursue new customers and new markets through traditional sales and marketing activities. We believe that the trend of consolidation in the electronics industry will continue and that, as a result, new customers and new markets will become available to us. New markets include domestic as well as international. We currently serve customers in Canada, England, Ireland and Australia and we have a salesperson based in Spain. Part of our growth strategy is to further develop new accounts in Europe and Latin America and to establish distribution centers in strategic global locations to service these accounts. In addition, we have recently begun to offer many of our products at retail through our retail store called "Batteries & Beyond" located in our Nevada regional logistics center. We are also planning to tap into the retail market by developing a new website for consumers. We have reserved the domain names "www.batteriesbeyond.com," "www.batteriesandbeyond.com" and "www.batteriesnbeyond.com" for this purpose.

   o Develop proprietary products. We intend to develop other proprietary products synergistic to our business to build added value and offerings to our customers. For example, we are developing a battery data base cross referencing system that will have a database of all batteries, their applications, the products in which they can be used and their attributes. The different attributes of a battery include chemistry, category, brand, brand model, manufacturer and battery model. The system will be installed on free-standing kiosks in retail venues and consumers, regardless of their level of battery knowledge, will be able to search for a battery based on application, the product they are using or the battery attributes. The system will then identify one of our products that the user can either choose to purchase at the retail location if available or the user may have the option of placing the order at the kiosk and have the battery delivered directly to the consumer.

   o Vertical integration. UPG believes that the extent of its future success will depend, in part, on its ability to control its source of products. To that end, UPG is contemplating either building or purchasing a factory that manufactures batteries and that also has injection molding capabilities. While either option presents its own challenges and its own set of risks, UPG believes that having manufacturing capability has a number of benefits that override these risks. These benefits would include (i) reducing or, in some cases, even eliminating the risk of depending on an unrelated third party as the single source for its most important line of products, (ii) reducing its costs and improving our margins, and (iii) enabling it to expand its business by supplying other distributors. At the present time, UPG is not a party to any agreement involving building or purchasing a factory. However, UPG has held preliminary informal discussions with a representative of a factory in China, its principal source of batteries, about buying that facility. Since UPG did not have the capital to purchase that factory those discussions were by necessity general in nature and inconclusive. At this time, UPG cannot say that it is likely that it will buy all or a portion of this factory. As a result of its IPO, UPG may enter into more serious and substantive discussions with this factory and/or its representative. UPG also plans to assess the different options that may be available to us, including building its own factory or purchasing an existing factory in China, Mexico or anywhere else. UPG cannot assure you that it will ever build or buy a factory. Any decision to build or buy a factory, whether in China or elsewhere, will be made by UPG's board of directors, a majority of whom are "independent." Similarly, as discussed above, UPG is expanding into the retail market and UPG also plans to develop an online retail presence and enhance its e-commerce capabilities.

Quality Controls and ISO Certification

UPG adheres to a quality management system that ensures that its operations are performed within the confines of increasing strictness in quality control programs and traceability procedures. As a result, UPG's distribution facility has successfully completed procedure and quality audits and earned a certification under the international quality standard of ISO 9001:2000. This quality standard was established by the International Standards Organization
(ISO), created by the European Economic Community (EEC). The ISO created uniform standards of measuring a company's processes, traceability, procedures and quality control in order to assist and facilitate business within the EEC. This voluntary certification is a testimony of UPG's commitment to demonstrate its ability to consistently provide products that meet customer and applicable regulatory requirements, and enhance customer satisfaction through the effective application of the system, including processes for continual improvement of the system and the assurance of conformity to customer and applicable regulatory requirements.

Product safety is a top priority for UPG and all of its products that have electrical or mechanical concerns are safety tested and approval listed by UL, CUL, CSA, CE, TUV, or other standards agencies as required by and relevant to the customer's business location. These agency listings ensure that UPG's products adhere to specific quality and consistency standards.

Customers

UPG's customers include OEMs, contract electronic manufacturers, distributors, retailers and electronics manufacturing service providers that serve a broad range of industries including: automotive industrial; marine; medical mobility and other medical equipment; security and surveillance; consumer goods, electronics, appliances and other products; computers and related equipment and accessories; telecommunications; and distributors of portable power supply units, principally batteries, that are used in a broad range of commercial and consumer products. In total, UPG's customer list included over 2,900 active accounts in 2006. UPG defines an active account as anyone who has purchased goods from it within the last two years. UPG's largest customer is Brinks for whom UPG functions as a supply chain manager throughout the United States and Canada. Under UPG's agreement with Brinks, which expires in November 2008, UPG purchases various components for Brinks' security systems, some of which UPG purchases from Brinks' designated suppliers. Some of the components UPG assembles and packs into kits. UPG sells and ships these components and the kits to Brinks and to independent Brinks authorized dealers. Brinks is UPG's only customer that accounts for more than 10% of its net sales. In 2006 Brinks accounted for approximately 48% of UPG's net sales. Because of this concentration, adverse conditions affecting this customer could have an adverse impact on UPG's business. UPG expects that demand for its services and, consequently, its results of operations will continue to be sensitive to domestic and global economic conditions and other factors UPG cannot directly control. As such, UPG's focus will remain on diversification of its product lines and service offerings and overall expansion of business with current customers and adding new accounts through its field and global sales and marketing teams.

Sources and Availability of Products

UPG purchases products from both domestic and foreign component manufacturers. In 2006, UPG purchased products from approximately 130 suppliers. Approximately, 68% of UPG's 2005 purchases were from domestic suppliers and 32% were from foreign suppliers. During 2006, approximately 62% of UPG's purchases were from domestic suppliers and 39% were from foreign suppliers. UPG does not have supply agreements with any of these sources, although Brinks has a written agreement with HS&CE, which accounts for approximately 42% of its inventory purchases. In addition, even though UPG purchases approximately 80% of its batteries from a single source in China, UPG believes that if that relationship was to terminate it would be able to re-source those products from other suppliers fairly quickly, although its costs may be higher. Other than HS&CE and a factory in China, UPG does not depend on any single source for the products that it stocks and sells.

UPG has significant long-term relationships with manufacturers located in the Pacific Rim, principally China. Other suppliers are located in Taiwan, Japan and Malaysia. These relationships, many exceeding a decade, are managed either directly by UPG and or indirectly through a third-party consultant, who has extensive expertise in importing batteries, portable power accessories, and related products, particularly from China. Through this relationship, UPG has the capability to effectively procure products according to customer needs including "hard-to-find" items to obtain lower project and product costs and to offer a wide and expanding range of synergistic portable power solutions such as chargers and 12-volt accessories. Under its agreement with this consultant, UPG pays a commission if it purchases goods from a factory that it introduced to UPG. The commission is based on the total dollar value of the transaction and ranges from 3% to 6%, depending on the factory. Approximately 30% of UPG's product purchases are covered by this agreement, including purchases from its largest overseas supplier which represented approximately 22% of its total product purchases and 80% of its battery purchases in 2006.

Competition

UPG competes with numerous, well-established companies, many, if not most of which are larger and have greater capital and management resources and greater name recognition than it does. UPG's competitors include international, national, regional and local companies in a variety of industries.

One group of actual competitors includes traditional logistics service providers. The major companies in this industry include C.H. Robinson Worldwide, Inc., EGL, Inc., Stonepath Group and UTI Worldwide, Inc. In general, these companies provide freight transportation services but could also provide supply chain management solutions. In comparison, UPG does not provide freight transportation services. This could make UPG a less attractive alternative to some potential customers. However, UPG does engage a freight forwarding company to work with it on consolidating and securing price competitive freight transportation services.

Second, in the logistics business UPG also competes directly with the large overnight shipping companies, such as UPS, FedEx and DHL who have to begun to market themselves as supply chain management service providers.

Third, in the distribution business, UPG competes with battery and other electronic component distributors, such as Interstate Batteries, MK Battery, Dantona, Arrow Electronics, Avnet, WESCO International, Jaco Electronics and All American Semiconductor. Companies like Arrow Electronics, Avnet, WESCO, Jaco and All-American also have multiple product lines and many also provide supply chain management services. Over the past five years this industry has experienced rapid consolidation driven in part, UPG believes, by the advances in online capabilities and the availability of more precise supply chain software and systems. While UPG does not believe that it has the capital resources to compete directly with these companies, it does believe that as a smaller company it can be more opportunistic in terms of developing niche markets and in terms of responding to customer needs, market changes and other trends.

Finally, UPG is increasingly finding that manufacturers, particularly foreign manufacturers, are competing against it, marketing and selling their products directly to original equipment manufacturers, distributors and retailers, importers, brokers and e-commerce companies. Foreign manufacturers, particularly those located in low-cost jurisdictions such as Latin America and Asia, generally have a price advantage but are less knowledgeable about the domestic market and lack the infrastructure to properly serve the market.

UPG competes primarily on the basis of price, inventory availability, flexibility, scope of services, quality of products and services, delivery time and customer relationships. As such, UPG's ability to remain competitive will largely depend on its ability to (i) continue to source products cheaply and efficiently, (ii) develop new and alternative sources that are comparable in terms of price and quality, and (iii) anticipate and respond to customer demands and preferences and trends affecting the industry, such as new product introductions and pricing strategies, consumer and demographic trends, international, national, regional and local economic conditions including those affecting prices of raw materials and shipping.

UPG believes it can differentiate itself from other logistics companies in its overall knowledge, experience and understanding of the electronics industry and the market for portable power and related products and in its existing supply-side relationships, which include direct relationships with factories and relationships with factory representatives. UPG further believes that its most important competitive advantages include the following:

   o Well-established sourcing contacts. UPG has long-standing relationships with manufacturers in the Pacific Rim, principally China. Also, UPG was one of the first authorized distributors of Panasonic batteries in the United States. UPG also has long-standing relationships with independent third-parties who have extensive contact with manufacturers throughout Asia. UPG believes that it can bring additional value to its customers by locating alternate suppliers of the same product of comparable quality at significantly lower prices.

   o Key customer relationships. Over the last two years UPG has had over 2,900 customers, from sole proprietors and small businesses to many large, well-known national, regional and local distributors and retailers. UPG's customers include Brinks, RadioShack, Bass Pro Shops, Cabela's, Pride Mobility, The Scooter Store, Protection One, Home Depot Supply, the U.S. Navy, and GE Security.

   o Extensive inventory permits prompt response to customer needs. UPG stocks a broad range of products according to customer and seasonal needs. With approximately $20 million of inventory on hand at any given time, covering 75 classes of products and more than 2,200 SKU's, UPG can satisfy most customer demands immediately. Up to 50% of UPG's inventory at any particular time may consist of products that it stocks in order to make timely deliveries to Brinks under its agreement with Brinks.

   o National distribution. UPG's primary logistics center and warehouse facility is located in Carrollton, Texas, part of the Dallas metroplex area. UPG also has regional logistics centers in Oklahoma City, Oklahoma, and Las Vegas, Nevada. The Nevada facility also houses UPG's "Batteries & Beyond" retail store.

   o Value-added services. UPG offers value-added services not commonly provided by other third-party logistics or supply chain service providers, such as sourcing, custom kitting, battery pack assembly, product development, private labeling, and coordinating customers with licensed, EPA approved handlers for their battery recycling needs. Also, UPG was one of the first authorized Panasonic modification centers in the United States. Unlike traditional third party logistics providers that usually only take possession of a customer's inventory, UPG actually purchases and stocks the inventory for its clients. In a conventional service relationship, the customer purchases the goods from the supplier and directs the supplier to deliver the goods to the logistics company, which then packs and ships the goods to the end-user. UPG would similarly look to reduce its exposure with new logistics customers through guaranteed buy-backs, letters of credit or other techniques, although UPG cannot assure you that any potential customers would be amenable to such an arrangement.

   o Broad industry experience; experienced management and support professionals. UPG has been in business for almost 40 years and have extensive knowledge of its markets and products. UPG's chief executive officer, Randy Hardin, has been in the battery distribution business for over 20 years. UPG also has a dedicated and experienced management team coupled with an excellent support staff.

   o Reputation for quality . Since its inception, UPG has built a reputation based on the quality of its products, the timeliness of its deliveries and our responsiveness to customer demands. UPG believes that its commitment to customer satisfaction and its sourcing expertise have helped it in the industry as a premier supplier of batteries and other portable power products and related accessories. UPG has had ISO 9001:2000 certification since October 2003. In addition, UPG ensures that it obtains safety approvals on its products where required by one or more of the following agencies: UL, CUL, CSA, CE and TUV.

Marketing and Sales

UPG employs marketing, sales and sales support to actively pursue new business opportunities and retain and grow existing accounts. UPG also engages outside sales representatives. UPG uses a variety of techniques to market its products including: (i) direct marketing through personal visits to customers by management, field sales people and sales representatives supported by a staff of inside sales personnel who handle quoting, accepting, processing and administration of sales orders; (ii) general advertising, sales referrals and marketing support from component manufacturers; (iii) telemarketing; (iv) active participation in industry tradeshows throughout the year; and (v) its website. UPG has undertaken minimal advertising in trade publications, though it foresee pursuing more advertising avenues including direct mail, additional trade and magazine publications and online advertising.

UPG's sales organization continues to be one of its differentiating factors in the marketplace. UPG's senior management supports its sales people with an active and targeted selling approach. UPG's managers are responsible for customer service and the daily execution of customer requirements focusing on a level of service that UPG believes will exceed its customers' expectations. This includes proactively managing existing customer requirements as well as coordinating and communicating customer requirements. UPG's managers are empowered to make decisions to support its customers.

Customer retention and strengthening current relationships to participate in new business opportunities is important to UPG, and it emphasizes this throughout its organization. UPG's logistics revenues continue to be a critical part of its revenue base and it will continue to market, design and execute supply chain management solutions aimed at reducing its customers' delivery costs and strengthening its customer alliances. For instance, UPG has a dedicated customer service team to handle Brinks' daily service matters, to ensure focused support and continued customer satisfaction. UPG continues to emphasize the development of national and global accounts while aggressively targeting local accounts where to leverage its array of services. The larger, more complex accounts typically have many requirements ranging from very detailed standard operating and product approval procedures to customized information technology integration requirements. UPG believes its consistent growth, cost optimization and adaptability to customer needs has enabled it to more effectively compete for and obtain many new accounts.
                                       17

Intellectual Property

UPG owns a number of trademarks, trade names, service marks and service names that it uses, some of which are registered. These marks and names include the following: Starter-Up(TM), UB Scootin(R), Adventure Power(R), Batteries & Beyond(TM), Charge N' Start(TM), UNILOK(TM), Let Us Power You(TM) and UPG(TM). UPG believes that these marks are important and have helped it develop a brand identity in certain markets and in connection with certain products. In addition, UPG also relies on trade secrets and other proprietary information regarding customers and suppliers, which it tries to protect through the use of confidentiality and non-competition agreements.

UPG has a patent-pending on a battery cross-reference system and method that enables users of all levels of knowledge to search for a battery, based on different attributes of a battery. The different attributes of a battery include its chemistry, category, brand of category, brand model, manufacturer and battery model. This concept will be housed in a stand-alone kiosk setting, and UPG's objective is to place these kiosks at retailers. This store within a store concept will enable consumers to browse a comprehensive battery cross-reference database and cross applications of other brands to one of UPG's batteries. The system will then allow the consumer to either locate the product within that retail location, or choose to order the product from the kiosk and have the battery delivered to his or her home. UPG believes that this patent will help it gain new business at retailers and at the same time, offer retailers a competitive advantage and a value-added service.

Technology

UPG's information technology infrastructure is designed to facilitate a distributed operations business model with backend servers for a more centralized and efficient management environment. This infrastructure hosts a true 32-bit client/server Enterprise Resource Planning (ERP) software application (SYSPRO(TM)) on Microsoft(R) Windows platform, where most of the daily business activities/transactions are processed. SYSPRO(TM) is a fully integrated solution that gives UPG complete control over the planning and management of all facets of its operations, including assembly, distribution and accounting. Each function is then broken into several modules but all within the same ERP system. Assembly is supported by these modules: (i) bill of material and (ii) work in progress. Distribution is supported by the following modules:
(i) inventory control, (ii) purchasing, (iii) sales, (iv) returns and (v) point of sales. Accounting is supported by the following modules: (i) accounts receivable, (ii) accounts payable, (iii) general ledger, (iv) cash book and (v) fixed assets. Additionally, the recent deployment of SYSPRO(TM) Customer Relations Management software (CRM) has allowed UPG to better track and manage all customer and supplier touch points. SYSPRO(TM) CRM enables sales, marketing, engineering and customer support operations to work collaboratively while providing a complete and transparent view of all records and correspondences.

With access to easy-to-view real-time information, SYSPRO(TM) gives UPG the ability to respond rapidly to changing circumstances, react quickly to customer demands, and reduce operating costs through streamlined processes. Additionally, SYSPRO(TM)'s ability to integrate with other "best-of-breed" solutions, such as warehouse management systems, transportation management systems and electronic data interface systems, easily extends control to UPG's entire supply chain. The modular nature of SYSPRO(TM) allows UPG to select those functions needed to increase operational control and effectiveness while avoiding unnecessary expense.

As a result of increasing advances in technology, UPG recognizes that its computer and communication systems need to be continuously upgraded and enhanced if it is to remain competitive. In an effort to anticipate and meet the increasing demands of customers and suppliers and to maintain "state-of-the-art" capabilities on February 5, 2007 UPG selected RedPririe as its WMS software provider. By implementing this WMS system, UPG aims to improve on the following areas of its operations:

   o    intelligent work direction (radio frequency (RF) directed processes);

   o    improve pick efficiency;

   o    avoid costly mistakes;

   o    improve overall workflow;

   o    accurate real-time inventory to facilitate better decision-making;

   o    detailed audit trail;

   o    better visibility throughout UPG's supply chain processes;

   o    automatic monitoring and reporting of quality measures;

   o ability to effectively and efficiently perform third-party logistics functions such as activity based billing by customer, automatic order inputs, custom pick tickets, packing slips and shipping labels per owner; and

   o    increase overall facility throughput.

UPG cannot assure you, however, that any upgrades that have been made or that will be made in the future will result in increased sales or reduced operating costs or increased customer satisfaction.

UPG owns the majority of the equipment used in its design and assembly operations. It owns the computer hardware and the office furniture and equipment as necessary to operate its business. This equipment consists of readily available items and can be replaced without significant cost or disruption to business activities.

Warranties

UPG offers warranties of various lengths on most of its products. These warranties range from as little as 90 days to as long as three years. In addition, UPG passes along the manufacturer's warranty, if any. In most cases, there is no manufacturer's warranty. The most notable exception is products purchased for Brinks, some of which have a manufacturer's warranty that extends for up to five years. UPG's warranty is only for defects in the product. In the event a productive is defective, its only recourse is to return it the manufacturer and demand a credit against future purchases. To date, UPG has only had minimal warranty claims asserted against them.

Government Regulation and Environmental Matters

Except for usual and customary business licenses, permits and regulations, UPG's business is not subject to governmental regulations or approvals. UPG believes that it complies with all relevant federal, state and local environmental regulations and does not expect to incur any significant costs to maintain compliance with such regulations in the foreseeable future. Failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of UPG's permits or authorities. UPG cannot give assurance as to the degree or cost of future regulations on its business.

All of UPG's sealed lead-acid batteries are non-hazardous Class 60 batteries, and therefore are not subject to laws, rules and regulations that deal with the handling of hazardous materials. However, UPG does offer to its customers as a value-added service, coordination of used sealed lead-acid battery pick up by EPA authorized haulers to dispose of the used batteries at EPA authorized smelters. UPG's lithium batteries are designated as Class 9 or hazardous. UPG ensures that it works with manufacturers certified in handling and packaging these batteries in compliance with laws, rules or regulations that deal with handling of hazardous materials that relate to Class 9. When the lithium batteries arrive at UPG's facility, they are warehoused in a separate area, and shipped out to customers as needed. UPG does not make any modifications to lithium batteries or their packaging.

Employees

As of December 31, 2006, UPG had a total of 66 employees, of which 58 people are based in its Texas facility, 4 were based in each of its regional logistics centers in Oklahoma City, Oklahoma and Las Vegas, Nevada. UPG has 5 senior executives, 30 marketing, sales and sales support personnel (including the employees in its regional logistics centers), 12 information technology, accounting, administrative and purchasing personnel,7 engineering and packing personnel and 12 people in its warehouse and shipping department. All of UPG's employees are full-time. UPG does not have collective bargaining agreements with respect to any of its employees and has not experienced any work stoppages and consider its relations with employees to be good.


                 ALPHANET HOSPITALITY SYSTEMS, INC. ("AlphaNet")


AlphaNet is a leading provider of business services to the hospitality industry. Founded in 1992, AlphaNet invented and created the market for in-room fax machines through its patented InnFaxTM technology that allows for sending and receiving of faxes in the guest room using temporary, private DID numbers. The market grew internationally through the use of high profile licensees.

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

Customers

AlphaNet sells or places its product line to both chain/management companies and individual properties. AlphaNet provides services to chains such as Hilton, Hyatt, Intercontinental, Marriott, Westin and Fairmont. Individual properties of note include New York Palace, Waldorf-Astoria, Fairmont Dallas, Westin Michigan Avenue Chicago, Intercontinental Dallas and the newly renovated Hilton San Francisco Financial District.
                                       21

AlphaNet has been selected as a preferred Hilton vendor. It is currently involved in the roll-out of business centers at many Hilton properties as part of the Hilton initiative to offer business center services at all of its properties.

Employees

AlphaNet's primary offices are in Toronto, Canada. AlphaNet also maintains a repair integration and shipping facility in Woodbridge, Virginia. AlphaNet employs a total of 11 full-time employees that include engineering, accounting, customer support, field installation and sales.

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

ITEM 1A. RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating us and our business because these factors currently have or may in the future have a significant impact on our business, operating results or financial condition. Actual results could differ materially from those projected in the forward- looking statements contained in this Form 10-K as a result of the risk factors discussed below and elsewhere in this Form 10-K.

A significant portion of our annual revenue is derived from a single customer.

During the years ended December 31, 2006, 2005 and 2004, one UPG customer, Brinks, accounted for 48%, 56% and 51% of total revenues. The loss of this significant customer would materially decrease the Company's total revenue and would consequently have a material adverse impact on our results of operations and our financial condition. Since, as a result of its IPO, UPG's revenues will no longer be consolidated with ours after December 31, 2006, our revenues will be significantly reduced but we will include in our results of operations our 40 percent share of UPG's results of operations.

We do not have long-term contracts with any of our suppliers.

A significant portion of UPG's inventory purchases are from two suppliers representing approximately 42% and 28% for the year ended December 31, 2006, and approximately 44% and 22% for the similar period in 2005. UPG purchased approximately 62% and 68% for year ending December 31, 2006 and 2005, respectively of its product through domestic sources with the remainder purchased from international sources, predominantly in the Pacific Rim and mainland China. While UPG believes it can replace its suppliers in the Pacific Rim and mainland China, the loss of these suppliers may result in cost increases that would decrease UPG's gross profit margins, and therefore have an adverse effect on UPG's results of operations. The loss of its domestic supplier would affect UPG's business with Brinks since a majority of Brinks inventory is purchased from this supplier.

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

Our success depends in large part on the contributions of our senior management team, technology personnel and other key employees and on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel. We face intense competition in hiring and retaining quality management personnel. Many of these companies have greater financial resources than we do to attract and retain qualified personnel. Three key employees of UPG that signed employment agreements with UPG in December, 2006 are Randy Hardin, President and Chief
Executive Officer, Ian Edmonds, Executive Vice President and Chief Operating Officer and Mimi Tan, Senior Vice President. The agreements expire December 31, 2009. If we are unable to retain our key employees or attract, integrate, train and retain other highly qualified employees in the future, when necessary, our business may be negatively impacted.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Zunicom

Zunicom's executive offices are located in Dallas, Texas and are leased on a month to month basis.

UPG

On February 1, 2002, UPG entered into a lease for a logistical center in Carrollton, Texas which was amended in March 2003 and November 2006. The last amendment increased warehouse and office facilities to a total of approximately 216,000 square feet. The lease expires March 31, 2013 with monthly payments totaling approximately $38,800 for 2007, $41,900 for 2008 and 2009, $46,400 for
2010 through 2012, and $0 for the final three months, January 1, 2013 through March 31, 2013.

On April 30, 2003, UPG entered into a lease agreement for approximately five years with approximately 5,000 square feet of retail and warehouse space in Oklahoma City, Oklahoma. UPG is leasing this space for approximately $1,600 per month beginning August 1, 2003 through July 31, 2008.

UPG entered into a lease agreement for approximately 9,550 square feet of retail and warehouse space in Las Vegas, Nevada. As of January 1, 2006 UPG is leasing this space for approximately $10,530 per month. The lease was effective as of January 1, 2006 and expires December 31, 2008.

AlphaNet

AlphaNet occupies 4,900 square feet of leased office space in Toronto, Canada. As of December 31, 2006, the per month lease cost is approximately $13,300. This lease expires April 30, 2007. On March 1, 2007 AlphaNet leased new space in Totonto, Canada which is approximately $2,300 per month and expires April 30, 2009. AlphaNet also has a repair and service facility in Woodbridge, Virginia, which is leased on an annual basis with a monthly rent from July, 2006 to July 1, 2007 of $761.

ITEM 3.  LEGAL PROCEEDINGS

Energizer Holdings, Inc. and Eveready Battery Company, Inc. (collectively "Eveready") have initiated legal proceedings against us and over 20 other respondents relating to the manufacture, importation and sale of certain alkaline batteries alleged to infringe U.S. Patent No. 5,464,709. Eveready is seeking a general exclusion order with respect to future importation of these batteries. We have denied infringement and have been vigorously defending this action. The International Trade Commission ruled against Eveready and the matter was appealed to the United States Court of Appeals for the Federal Circuit. On January 25, 2006, the Federal Circuit reversed the Commission's holding of invalidity and remanded for further proceedings based on its construction of Eveready's patent. On February 23, 2007, the International Trade Commission again ruled that Everyready's patent was invalid and terminated the investigation. Eveready has appealed that decision to the Federal Circuit and the parties are waiting for a ruling. For more information, see In re Certain Zero-Mercury-Added Alkaline Batteries, Parts Thereof and Products Containing Same, Investigation No. 337-TA-493, in the United States International Trade Commission.

In September of 2005, A.J. Gilson, a former sales representative, filed an action in the District Court of Dallas County, Texas, against Zunicom and UPG, claiming damages for breach of contract in the amount of $430,722 and all reasonable and necessary attorney fees. The plaintiff is alleging that we failed to pay him sales commissions to which he is entitled. We are defending ourselves and consider the claim without merit. We do not expect the final resolution of this claim to have a material adverse effect on our financial position. However, depending on the amount and timing of an unfavorable resolution against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASD OTC Bulletin Board Market under the symbol ZNCM. On March 30, 2007, the last sales price of the Company's common stock was $.93.

The following table sets forth the high and low bid prices of the Company's common stock on a quarterly basis for the calendar years 2005 and 2006, as reported by the NASDAQ Trading and Market Services:

                    -----|-------------------|----------|---------|
                         |   Calendar Period |   High   |   Low   |
                    -----|-------------------|----------|---------|
                    2005 | First Quarter     |  $0.97   |  $0.65  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $0.95   |  $0.65  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $1.65   |  $0.71  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $2.40   |  $1.40  |
                    -----|-------------------|----------|---------|
                    2006 | First Quarter     |  $3.15   |  $1.76  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $1.90   |  $1.20  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $2.15   |  $1.21  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $2.09   |  $1.38  |
                    -----|-------------------|----------|---------|

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends were declared and paid in March, 2007 on the Company's common stock (see Notes to Consolidated Financial Statements - NOTE R SUBSEQUENT EVENTS. As of March 30, 2007, the Company has 61,988 shares of Class A preferred stock outstanding and held by two record shareholders. There is no trading market for the preferred stock. The Class A preferred stock carries an annual dividend of $0.3675 per share, payable in cash or shares of common stock. A share of preferred stock is convertible into two shares of common stock at the option of the holder. The Company has paid all dividends due on the Class A preferred stock.

As of March 30, 2007, the Company had 8,946,000 shares of common stock issued and outstanding and held by 562 shareholders of record.

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2006:

---------------------|--------------------|-----------------|-- ---------------|
  Plan Category      |Number of Securities|Weighted-Average |    Number of     |
                     | to be Issued Upon  |Exercise Prices  |   Securities     |
                     |    Exercise of     |of Outstanding   |   available      |
                     |    Outstanding     |   Options,      |   for future     |
                     |      Options,      |   Warrants      | issuance under   |
                     |      Warrants      |  and Rights     |     equity       |
                     |     and Rights     |                 |compensation plans|
---------------------|--------------------|-----------------|------------------|
Equity compensation  |                    |                 |                  |
plans (stock options)|                    |                 |                  |
approved by          |                    |                 |                  |
stockholders         |     1,054,500      |     $0.84       |    2,240,500     |
---------------------|--------------------|-----------------|------------------|
Total                |     1,054,500      |     $0.84       |    2,240,500     |
---------------------|--------------------|-----------------|---- -------------|

A performance graph showing a 5 year comparison of cumulative total return on our common stock is provided below.



   [The graph is included in an attachment to this document: total_return.pdf]



































29
ITEM 6. SELECTED FINANCIAL DATA.

The selected historical financial data presented below is derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes included in this Form 10-K.


-------------------- ------------- --------------------------- ------------- -------------
                         2006          2005           2004          2003         2002
-------------------- ------------- ------------- ------------- ------------- -------------
Statement of
  Operations Data:
-------------------- ------------  ------------- ------------- ------------- -------------
Net revenues         $ 94,336,869  $ 83,090,788  $ 69,147,060  $ 61,122,303  $ 46,787,929

Cost of revenues       79,940,264    71,441,620  5  8,844,757    50,271,774    37,232,428
                     ------------  ------------ -------------  ------------  ------------
Gross profit           14,396,605    11,649,168    10,302,303    10,850,529     9,555,501

Operating expenses     13,025,661     9,280,832     9,976,806     9,559,962     8,186,271
                     ------------  ------------ -------------  ------------  ------------

Income from
 operations             1,370,944     2,368,336       325,497     1,290,567     1,369,230

Interest expense          835,331       619,374       632,750       612,230       721,880

Other income
 (expense)                 47,575        (9,087)      (40,787)      131,255       (13,806)
                     ------------  ------------ -------------  ------------  ------------

Income (loss) from
 operations before
 gains and income
 tax provision            583,188     1,739,875      (348,040)      809,592       633,544

Gain on Sale of
 Investment             5,686,929             -             -             -             -

Gain on Equity
 Transactions
 of Unconsolidated
 Investee               6,654,201             -             -             -             -

Income  (loss)
including  gains
and before income
tax provision          12,924,318             -             -             -             -

Income tax provision    4,302,748             -             -             -             -

Net income (loss)    $  8,621,570  $  1,739,875 $    (348,040) $    809,592  $    633,544
                     ============  ============ =============  ============  ============











Net income  (loss)
attributable   to
common stockholders   $ 8,589,792  $  1,702,656 $    (389,567) $    768,077  $    591,248
                     ============  ============ =============  ============  ============

Net income (loss)
 per share
 attributable
 to common
 stockholders
    Basic               $    0.97  $       0.20 $       (0.05) $       0.09  $       0.07

    Diluted             $    0.91  $       0.16 $       (0.05) $       0.09  $       0.07

Weighted average
 common and common
 equivalent shares
 outstanding
    Basic               8,840,061     8,540,701     8,463,023     8,407,680     8,403,390

    Diluted             9,501,805    10,643,561     8,463,023     8,640,584     8,633,566

Balance Sheet Data:

Working capital      $  7,564,476  $  6,607,086    $5,773,108  $  4,987,773  $  3,730,717

Total assets         $ 20,585,030  $ 29,864,617 $  22,621,022  $ 20,236,471   $18,828,480

Total liabilities    $  4,643,784  $ 22,731,491 $  17,255,888  $ 14,541,275  $ 13,921,300

Stockholder's equity $ 15,941,246  $  7,133,126 $   5,365,126  $  5,695,196  $  4,907,180


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

BACKGROUND AND RECENT DEVELOPMENTS

Recent Event

On December 20, 2006, our wholly-owned subsidiary, Universal Power Group, Inc. offered the sale of 2,000,000 shares of its common stock in an underwritten initial public offering, or IPO. In addition, we sold 1,000,000 shares of UPG's common stock that we owned. On December 27, 2006, the offering was completed at $7.00 per share. UPG's stock is listed on the American Stock Exchange and is traded under the symbol "UPG".

We received net proceeds of $6,510,000 from the IPO and recognized a gain of $5,686,929 which represented the excess net proceeds received over the carrying value of UPG's shares we sold in the IPO. We also recognized a gain on UPG's equity transactions related to the IPO in the amount of $6,654,201 which represented the difference between the carrying value of our investment in UPG and our ownership interest in UPG's net book value, in accordance with SEC Staff Accounting Bulletin (SAB) NO. 51. It is anticipated that equity transactions will continue to occur requiring recognition of similar gains or losses in the future. For accounting purposes, the effective date of the deconsolidation of UPG is December 31, 2006. The activity between December 21, 2006 (the Deconsolidation Date) and the effective date is not considered to be material to the financial statements.

Prior to the IPO, as our wholly-owned subsidiary UPG's financial position, results of operations and cash flows were consolidated with ours. As a result of the IPO, our ownership interest in UPG was reduced to 40 percent.

As of December 31, 2006 we held a 40 percent interest in UPG represented by 2,000,000 shares of their common stock. We consolidated UPG in our financial statements as a business segment until the Deconsolidation Date. We deconsolidated UPG from our statements of operations and balance sheets effective on the Deconsolidation Date and simultaneously accounted for UPG under the equity method of accounting in accordance with Accounting principles Board ("APB") Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock".

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

Historically, Zunicom, Inc. has conducted operations through its subsidiaries, UPG and AlphaNet.

Revenues

Zunicom's consolidated revenues increased by $11,246,081 or 14% to $94,336,869 in 2006 compared to $83,090,788 for the similar period in 2005.

UPG accounted for 98% of our consolidated revenues for the years ended December 31, 2006 and 2005. However, as a result of UPG's IPO (described in more detail above) we will no longer consolidate UPG's revenues with ours. We began applying the equity method of accounting to reflect our investment in UPG and our share of UPG's results of operations subsequent to the Deconsolidation Date based on our remaining equity interest, which is currently 40 percent.

UPG Net revenues for the year ended December 31, 2006 were $92.6 million compared to net revenues of $81.3 million for the similar period in 2005, an increase of $11.3 million, or 13.9%. In the 2006 period net sales to Brinks was $44.7 million compared to $45.4 million in the 2005 period a decrease of $0.7 million. The overall decrease in Brinks' net sales was attributable primarily to a slowing of the housing market during 2006 while purchases of batteries and battery-related and battery-powered products increased by $8.0 million from 2005. We anticipate continued overall growth in net sales of batteries and battery powered product lines and new products.

AlphaNet had revenues of $1,749,428 in 2006 compared to $1,815,613 in 2005 or a decrease of $66,185 or 4%.

AlphaNet's decrease in revenues is attributable to the decline in revenue on the InnfaxTM product in the amount of approximately $110,000, as a result of non-renewals in InnFaxTM contracts. The decrease is partially offset by the increased usage and installations of "The Office" of approximately $42,000.

Cost of Revenues

Zunicom's consolidated cost of revenues increased by $8,498,644 or 12% to $79,940,264 in 2006 from $71,441,620 in 2005.

UPG's Cost of revenues is comprised of the base product cost, freight, duty and commissions where applicable. Cost of revenues totaled $79.4 million for the year ended December 31, 2006, compared to $71.0 million in the comparable 2005 period, an increase of $8.4 million, or 11.8%. Cost of revenues as a percentage of revenues decreased to 85.8% in the 2006 period from 87.3% for the comparable 2005 period. This decrease was attributable to higher margins on power products and batteries but offset by the lower margins earned on third-party logistics services for Brinks. Our overall gross margins for the year ended December 31, 2006, was approximately 14.2% compared to gross margins of 12.7% for the comparable period in 2005. We will continue to monitor customer and vendor pricing due to raw material and shipping cost increases, which are expected to continue in the near future.

AlphaNet's cost of revenues totaled $513,994 in 2006 compared to $481,385 in 2005. Direct servicing costs as a percentage of AlphaNet's service revenues increased to 29% compared to 27% for the same period in 2005. The increase in cost as a percentage of revenue is associated to additional costs incurred in installing The Office(TM).

Operating Expenses

Zunicom's consolidated operating expenses, consisting mainly of selling, general and administrative expenses, as well as, depreciation and amortization of property and equipment, increased by $3,744,829 or 40% to $13,025,661 in 2006 compared to $9,280,832 in 2005. The increase was primarily due to a $2,175,035 non-cash stock-based compensation charge.

The selling, general and administrative expenses of UPG (including the stock-based compensation charge of $2,175,035), AlphaNet and Zunicom totaled $11,168,874, $1,167,200 and $392,717 respectively, in 2006, compared to
$7,270,497, $1,156,478 and $542,586 in 2005.

UPG's selling, general and administrative expenses were $11.8 million for the year ended December 31, 2006, including a non-cash stock-based compensation charge of $2.2 million, compared to $7.9 million for the year ended December 31, 2005 period, an increase of $3.9 million, or 49.6%. The increase in selling, general and administrative expenses was primarily attributable to the non-cash stock-based compensation charge of $2.2 million. An additional increase totaling $1.7 million was attributable to the increases in salaries, employee bonuses, and payroll taxes associated with our improved performance totaling $706,000, additional expenses incurred in connection with sales and marketing activities of $86,000, increases in rent and facilities related costs of $297,000, credit card and bank fees of $68,000, sales representatives commissions of $78,000 and general corporate expenses of $566,000 including legal, insurance, computer services, state taxes, travel and supplies. These increases were offset primarily by a reduction in consulting fees of $108,000. We also incurred additional expenses in connection with closing our Kansas branch office in April 2006 and opening a new regional logistics center in Las Vegas, Nevada, in June 2006.

AlphaNet's selling, general and administrative expenses increased by $10,722 or 1% in 2006 compared to 2005. The increase is primarily attributable to increases in wages of $37,860, business taxes of $4,238 and rent of $17,128. These increases were offset primarily by decreases trade show costs of $24,765, property taxes of $4,482, accounting costs of $13,325, and insurance $4,119.

Zunicom's decrease in selling, general and administrative expenses of $149,869 in 2006 was primarily attributable to decreases in legal and other fees of approximately $144,000, bonuses of $21,000 and wages of $12,000, offset primarily by increases in directors fees of $15,000, and accounting and other expenses totaling $11,000.

For the year ended December 31, 2006, the Company incurred $296,870 in depreciation and amortization expense compared to $305,959 for the similar period in 2005, a decrease of $9,089.

Interest Expense

Zunicom's consolidated interest expense increased to $835,331 in 2006, compared to $619,374 in 2005, an increase of $215,957 or 35%. The increase is primarily attributable to increased borrowings at a higher interest rate.

Other Income (Expense)

Zunicom received net proceeds of $6,510,000 from the IPO and recognized a gain of $5,686,929 which represented the excess proceeds received over the carrying value of UPG's shares we sold in the IPO. We also recognized a gain on UPG's equity transactions related to the IPO in the amount of $6,654,201.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

Revenues

Zunicom's consolidated revenues increased by $13,943,728 or 20% to $83,090,788 in 2005 compared to $69,147,060 for the similar period in 2004.

UPG's increase in revenues of $14,155,630 in 2005 is primarily attributable to increased revenues from a third party fulfillment customer, Brinks, UPG's largest customer. Revenues from sales to Brinks and Brinks dealers increased by approximately $11,741,000 in 2005. In addition, sales of battery, battery related and battery powered products increased by $2,374,621 over the previous year due to new customers, increased volume on existing accounts and diversification into new product lines compared to the same period last year.

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

LIQUIDITY - YEAR ENDED DECEMBER 31, 2006

Zunicom, on a consolidated basis, had cash and cash equivalents of $8,259,709 and $731,626 at December 31, 2006 and 2005, respectively.

Net cash used in operating activities was $2,919,250 through December 2006 compared to cash provided by operating activities of $532,866 for the similar period in 2005. The cash used in operating activities in 2006 is primarily related to net income of $8,621,570, deferred income taxes of $3,824,222, non-cash stock option compensation totaling $2,175,035, accrued liabilities increase of $604,757, provision for bad debts and obsolete inventory of $131,017 and $50,000, respectively, depreciation of property and equipment of $296,870, offset primarily by decreases in accounts payable of $866,005, a gain of $5,686,929 on sale of investment, a gain of $6,654,201 on investee equity transactions, increases in accounts receivable of $1,879,218 and inventories of $3,630,837.

Net cash provided in investing activities of $5,186,719 includes $18,465,223 proceeds from UPG's IPO offset by a reduction in cash of $13,036,447 as a result of deconsolidating UPG and purchases of property and equipment totaling $242,057.

Net cash provided in financing activities of $5,260,614 is due primarily to net cash provided under UPG line of credit of $5,312,160 and proceeds from exercise of warrants of $182,500, offset primarily by payment of related party notes payable of $217,128.

The net increase in cash in 2006 was $7,528,083.

The Company, through UPG, has a $16 million line of credit with Compass Bank that expires in May 5, 2007. We have entered into discussions with the Compass about extending the facility. We have not entered into discussions with any other financial institution regarding replacing the facility.

The interest on the first $6,000,000 of borrowings is fixed at 6.99%. Borrowings in excess of $6,000,000 have interest at LIBOR plus 2.5%. At December 31, 2006 that rate was 7.85%. The line of credit is due on demand and is secured by accounts receivable, inventories, and equipment. The line's availability is based on a borrowing formula, which allows for borrowings equal to 85% of UPG's eligible accounts receivable and a percentage of eligible inventory. In addition, UPG must maintain certain financial covenants including ratios on fixed charge coverage and minimum tangible net worth, as well as, maximum debt to tangible net worth and an interest coverage ratio. The advance formula referenced in the Security Agreement as the "Borrowing Base" is modified as follows: eighty-five percent (85.0%) of the outstanding value of Borrower's Eligible Accounts Receivable (as defined in the Security Agreement), plus fifty percent (50.0%) of the value of Borrower's Eligible Inventory (as defined in the Security Agreement). Advances against Borrower's Eligible Inventory shall not exceed the lesser of (a) $8,500,000.00 or (b) an amount equal to the product of
(i) one and one-half (1.5), multiplied by (ii) eighty-five percent (85%) of the outstanding value of Borrower's Eligible Accounts Receivable at any one time outstanding. At December 31, 2006, $14,573,595 was outstanding under the line of credit and $1,096,414 remained available for borrowings under the line of credit based on the borrowing formula. As a result of the $2.2 million charge in 2006 for stock option compensation we violated two financial covenants in our bank agreement. However, the bank waived any resulting event of default.

Zunicom believes that cash provided by its operations and the sale of stock in UPG's initial public offering will be sufficient to meet its operational needs over the next year.

On March 9, 2006, AlphaNet notes payable to related parties totaling $217,128 were paid in full.

CAPITAL RESOURCES

At  December  31, 2006 the Company  did not have any  material  commitments  for
capital   expenditures.   The  Company  has  no  off  balance  sheet   financing
arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the amounts of payments due under specified contractual obligations at December 31, 2006.

                                           Payments Due
                                            By Period
                        ------------------------------------------------
                                 Less Than                     More than
Contractual Obligations   Total     1 Year 1-3 Years 3-5 Years   5 Years
----------------------- -------- --------- --------- --------- ---------
Operating Leases        $112,849   $76,071   $36,778         -         -

INTERNATIONAL CURRENCY FLUCTUATION

The goods that UPG purchases from Asia are subject to international currency fluctuations. The management of UPG does not believe that the fluctuation in currency presents a serious threat to its operations. See Item 7A for further discussion.

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

Revenue Recognition

The Company has historically operated through two segments: the battery and fulfillment sales segment which represents the operations of UPG and the facsimile and business center segment which represents the operations of AlphaNet. UPG is essentially an importer and distributor of batteries and battery related products. AlphaNet provides computer related access services to hotels.

UPG recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

UPG is a distributor who purchases both finished goods and components from domestic and international suppliers. UPG adds value to products and components by packaging them in customer specified "kits" or tailor made units that are convenient for the customer to order and ship. Additionally, the UPG has several customers that require specific battery solutions for inclusion in their own products. UPG will obtain the battery and necessary components and configure a new finished good unit based upon customer specifications. UPG refers to this process as a "value added service". UPG recognizes sales of finished goods at the time the customer takes title to the product.

UPG sells products to several customers in bulk quantities. UPG obtains the order from the customer and arranges for the delivery of the product directly from the UPG's vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. UPG refers to these transactions as "drop shipments" because the product is shipped directly from UPG's vendor to UPG's customer. UPG also has an inventory fulfillment agreement with Brinks. UPG purchases, handles, assembles and delivers installation components and tooling to Brinks and to independent Brinks authorized dealers. Revenues from drop shipment transactions and pursuant to the agreement with Brinks are recognized on a gross basis at the time the customer takes title to the product based on UPG's analysis of the criteria defined in Emerging Issues Task Force ("EITF") Issue No. 99-19 for gross revenue reporting. Specifically, (i) UPG is the primary obligor; (ii) UPG has general and physical loss inventory risk; (iii) UPG has credit risk; (iv) in most cases, UPG has discretion in supplier selection and product specifications; and (v) UPG has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

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

Stock-Based Compensation

On January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgemental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In adition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

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

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us during 2006 was not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item appears in the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm contained in Item 15(a) (1 and 2).

ITEM 9. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of and for the year ended December 31, 2006 pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2006, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended December 31, 2006 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ZUNICOM, INC.

The names, ages and titles of our executive officers and directors through the Deconsolidation Date are as follows:

         Name                   Age                 Positions
        -------               ------                ----------
     William Tan                63       Chairman - Board of Directors / Chief
                                         Executive Officer

     Ian Colin Edmonds (a)      35       Executive Vice President, Chief
                                         Operating Officer and Director

     Julie Sansom-Reese (a)     44       Chief Financial Officer and Treasurer

     Mimi Tan (a)               33       Vice-President Business Development and
                                         Marketing and corporate secretary


     John Rudy (b)              64       Director

     David Parke                40       Director

     (a) Ian Edmonds, Zunicom's executive vice president, Julie Sansom-Reese, Zunicom's chief financial officer, and Mimi Tan, Zunicom's vice-president and corporate secretary, resigned as of December 20, 2006 to serve in similar positions with our formerly wholly-owned subsidiary, UPG. Mr. Edmonds continues to serve as a director of Zunicom.

     (b) On January 24, 2007, Zunicom's Board of Directors appointed John Rudy Vice-President and Chief Financial Officer. He continues to serve as a director of Zunicom.

WILLIAM TAN has been chairman of the board of directors and chief executive officer since January 1999. He has served as the chairman of Zunicom since February 1997 and of AlphaNet since October 1999. Mr. Tan's principal business has been private investments and he has held senior executive positions in a number of financing, insurance, textile, property development and related businesses. Mr. Tan is the father of Mimi Tan and the father-in-law of Ian Edmonds.

IAN COLIN EDMONDS has been a director since January 1999, our chief operating officer since May 2002 and our Executive Vice President since October 2006. He is responsible for overall operations, corporate finance, M&A and planning activities and risk management. Mr. Edmonds serves as a director of Zunicom and from July 1997 through December 2006 served as an officer, first as vice president and from April 2003 as executive vice president. He also served as a director of AlphaNet from October 1999 through December 2006. Mr. Edmonds holds a Bachelors Degree in Marketing with a Minor in Statistics from the University of Denver. Mr. Edmonds is the husband of Mimi Tan and the son-in-law of William Tan.

JULIE SANSOM-REESE has been employed by us since 1986. She was appointed as our chief financial officer in 1991. She served as chief financial officer of Zunicom from 1992 through July, 1997 and assumed that role on a permanent basis from November 2000 through December 2006. She also served as chief financial officer of AlphaNet from October 2003 through December 2006. Ms. Sansom-Reese earned a Bachelor of Arts in Business from Texas Tech University in May 1986.

MIMI TAN has been our corporate secretary since February 1998. She served as our vice president business development and marketing from May 2002 through December 2006. Her responsibilities include new business development and projects, corporate marketing and overall branding strategies. She served as Zunicom's director of operations and corporate secretary from February 1998 through December 2006 and as AlphaNet's corporate secretary from October 1999 through December 2006. Ms. Tan graduated cum laude from the University of Denver in November 1996 with a Bachelor's Degree in Marketing and a Minor in Statistics. She is the daughter of William Tan and the wife of Ian Edmonds.

JOHN RUDY was elected to serve as a director in October, 2006. He is founder and owner and has been President since 1992, of Beacon Business Services, Inc., Matawan, New Jersey, a consulting firm specializing in providing financial, accounting and business advisory services to small companies. From August 1998 through April 2000 Mr. Rudy served as interim chief financial officer of Hometown Auto Retailers, Inc., a publicly-traded automobile dealer group. From August 2005 until May 2006 he served as interim chief financial officer of Sona Mobile Holdings Corp., a publicly traded wireless technology company. Since July 2005 Mr. Rudy has served as a director of AdStar, Inc., a publicly-traded company engaged in internet ad placement products and services and Empire Financial Holding Company, Inc., a publicly-traded broker-dealer. Since May 2005 he served as a director of Trey Resources, Inc., a publicly-traded software reseller. Mr. Rudy received an M.B.A. from Emory University and a B.S. in economics from Albright College and is a certified public accountant in New York State.

DAVID PARKE was elected to serve as a director in October, 2006. He has been a Managing Director with Boenning & Scattergood, Inc., an independent, full-service investment firm since 2006. Mr. Parke spearheads the firm's investment banking efforts in the technology and life sciences sectors. Prior to joining Boenning & Scattergood, Mr. Parke was with Mufson Howe Hunter & Company for three years where he was instrumental in launching and developing the firm's technology practice. He was previously with the corporate finance department of Investec, Inc. and its predecessor, Pennsylvania Merchant Group. He has managed or participated in 40 public offerings and private placements, raising over $1 billion for emerging-growth clients. In addition, he has managed mergers and acquisitions assignments ranging from $5 million to $500 million. Prior to joining Investec in 1992, Mr. Parke was in the corporate finance departments of Wheat First Butcher & Singer, now Wachovia Securities, and Legg Mason. Mr. Parke received his MBA from The Wharton School and graduated from Lehigh University with a B.S. in Finance. He is also a director of Petroleum Development Corporation, a publicly traded energy company engaged in the development, production and marketing of natural gas and oil.

Directors of the Company are elected at the annual shareholder meeting and serve as directors until the next annual meeting of shareholders. Directors may be re-elected at succeeding annual meeting so as to succeed themselves. No material changes have occurred with regard to procedures by which security holders may recommend nominees to our board of directors.

The Board acts as the Company's audit committee as well as the Company's executive compensation committee. Neither Mr. Tan, Mr. Edmonds nor Mr. Parke qualifies as an "audit committee financial expert" as defined in SEC Regulation S-K. Mr. Rudy qualifies but is no longer independent since being appointed Vice
- President and Chief  Financial  Officer in January,  2007.

Other Significant and Key Employees:

The following table sets forth-certain information concerning significant employees of the Company's wholly-owned subsidiary and unconsolidated investee.

                                Age                  Position

Randy Hardin                    47                   President and CEO of UPG

Ian Kindred                     60                   COO of AlphaNet

RANDY HARDIN has been the President of UPG since October 1996 and was appointed Chief Executive Officer of UPG in January 1999. Mr. Hardin also serves as a director on the board of UPG and was a director of AlphaNet through December, 2006. From 1982 to 1992 Mr. Hardin was employed at Interstate Batteries. From 1991 to 1996, Mr. Hardin was the National Sales Manager of MK Battery, Inc., a distributor of sealed batteries. Mr. Hardin is a graduate of Texas A&M University where he received a Bachelor of Arts in Political Science in 1982.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics is posted on our website at www.zunicom.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2006, there have been no untimely filings of such required forms.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General

We provide what we believe is a competitive total compensation package to our executive management team through various combinations of base salary, an annual cash incentive plan, a long-term equity incentive compensation plan and broad-based benefits programs. We place significant emphasis on pay for performance-based incentive compensation programs, which make payments when certain company, team and individual goals are achieved and/or when our common stock price appreciates.

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our chief executive officer, chief financial officer, and the other three most highly-compensated executive officers, who are collectively referred to as the named executive officers.

The Objectives of our Executive Compensation Program

         Provide compensation packages consistent with our competitors.

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance and value to our shareholders, we strive to provide a total compensation package that is competitive with total compensation generally provided to executives in our industry and general industry companies of similar size in terms of revenue and market capitalization. Those are the organizations against whom we generally compete for executive talent.

If performance on company, team or individual goals exceeds targeted levels, our executives have the opportunity, through bonuses and long-term equity incentive compensation plans, to receive total compensation that may exceed the median pay for our industry and general industry. We believe our executive compensation packages are reasonable when considering our business strategy, our compensation philosophy and the competitive market pay. For each executive officer, we consider the relevance of following:

   o    Our business need for the executive officer's skills;
   o The contributions that the executive officer has made or we believe will make to our success;
   o The transferability of the executive officer's managerial skills to other potential employers;
   o The relevance of the executive officer's experience to other potential employers, particularly in our industry; and
   o The readiness of the executive officer to assume a more significant role with another potential employer.

      Require performance goals to be achieved or common stock price to increase in order for the majority of any incentive pay to be earned.

Our executive compensation program emphasizes pay for performance. Performance is measured based on shareholder return as well as achievement of company, team and individual performance goals established by our board of directors relative to our board of director approved annual business plan. The goals for our company are established so that target attainment is not assured. The attainment of payment for performance at target or above will require significant effort on the part of our executives.

The  compensation  package for our executive  officers may include both cash and
equity  incentive  plans  that  align  an  executive's   compensation  with  our
short-term and long-term performance goals and objectives.

Annual cash incentive bonuses that are earned based on targeted performance measures aligned with our business strategy are approved by the board of directors at the beginning of each fiscal year.

For 2006, the cash incentive bonuses were based on the following performance measures:

Achievement of operating targets including:

   o Annual net income before federal income taxes, management fees, and bonus and incentive award costs;
   o Individual performance measures, such as achievement of strategic objectives.

In addition to the components listed above, the individual performance measure has a discretionary component. This component is intended to reward performance in areas that are not quantified in the major metrics. The determination and payout of the discretionary component is based on specific strategic objectives as well as general performance in other categories and provides recognition for contributions made to the overall health of the business and are awarded on a discretionary basis by the board of directors at the end of each fiscal year. Our long-term equity incentive programs consist of awards of options to acquire our common stock which require growth in our common stock price in order for the executive officer to realize any value. We award stock options to align the interests of the executive officers to the interests of the shareholders through appreciation of our common stock price.

         Offer comprehensive benefits package to all full-time employees.

We provide a competitive benefits package to all full-time employees including health and welfare benefits such as medical, dental, vision care, disability insurance, life insurance benefits, and UPG has a 401(k) savings plan. We provided our chief executive officer and our executive vice president and chief operating officer of UPG a company leased vehicle but have no other structured executive perquisite benefits (e.g., club memberships or sports tickets) for any executive officer, including the named executive officers, and we currently do not provide any deferred compensation programs or supplemental pensions to any executive officer, including the named executive officers.

         Provide fair and equitable compensation.

We provide a total compensation program that we believe will be perceived by both our executive officers and our shareholders as fair and equitable. In addition to market pay levels and considering individual circumstances related to each executive officer, we also consider the pay of each executive officer relative to each other executive officer and relative to other members of the management team. We have designed the total compensation programs to be consistent for our executive management team.

What our Executive Compensation Program is Designed to Award

Our executive compensation program emphasizes pay for performance. Performance is measured based on shareholder return as well as achievement of company, team and individual performance goals established by our board of directors relative to our board of director approved annual business plan. The goals for our company are established so that target attainment is not assured. The attainment of payment for performance at target or above will require significant effort on the part of our executives.

Our Executive Compensation Process

Our board of directors acts as our compensation committee. Our executive officers are elected by our board of directors. The following discussions are generally the company's and the board of directors' historical practices.

Based on their understanding of executive compensation for comparable positions at similarly situated companies, experience in making these types of decisions and judgment regarding the appropriate amounts and types of executive compensation to pay and in part on recommendations where appropriate, from our chief executive officer, along with other considerations discussed below, the board of directors approve the annual compensation package of our executive officers with respect to the appropriate base salary, payments to be made under our cash incentive plans, and the grants of long-term equity incentive awards.

The annual performance review of our executive officers is considered by the board of directors when making decisions on setting base salary, targets for and payments under our bonus opportunity and grants of long-term equity incentive awards. Our chief executive officer does not currently take a salary. When making decisions on setting base salary, targets for and payments under our bonus opportunity and initial grants of long-term equity incentive awards for new executive officers, the board of directors considers the importance of the position to us, the past salary history of the executive officer and the contributions to be made by the executive officer to us. The board of directors also reviews any analyses and recommendations from other sources retained or consulted.

The board of directors review the annual performance of any parties related to the CEO and consider the recommendations of the related person's direct supervisor with respect to base salary, targets for and payments under our bonus opportunity and grants of long-term equity incentive awards. The board of directors review and may approve these recommendations with modifications as deemed appropriate.

Our Executive Compensation Programs

Overall, our executive compensation programs are designed to be consistent with the objectives and principles set forth above. The basic elements of our executive compensation programs are summarized in the table below, followed by a more detailed discussion of each compensation program.

Element               Characteristics                      Purpose
----------- ---------------------------------- ---------------------------------
Base        Fixed  annual cash compensation;   Keep  our   annual   compensation
salary      all  executives are eligible for   competitive  with  the market for
            periodic increases in base salary  skills  and experience  necessary
            based on performance and market    to meet the  requirements  of the
            pay levels.                        executive's role with us.

Cash        Performance-based annual cash      Motivate   and  reward   for  the
incentive incentive earned based on company, achievement and over-performance bonuses team and individual performance of our critical financial and against target performance levels  strategic  goals.  Amounts earned
            and market pay levels.             for    achievement    of   target
                                               performance levels  based on  our
                                               annual  budget  is  designed   to
                                               provide a market-competitive  pay
                                               package;  potential for lesser or
                                               greater amounts  are  intended to
                                               motivate  participants to achieve
                                               or exceed  our financial perform-
                                               ance  goals  and   to  not reward
                                               if performance goals are not met.

Long-term   Performance-based equity award     Align interest of management with
equity      which has value to the extent our  shareholders; motivate and reward incentive common stock price increases over management to increase the plan awards time; targeted at the market pay shareholder value of the company
(stock      level and/or competitive practices over the long term.
options)    at similar companies.

Retirement  Tax-deferred plan in which all     Provide employees the opportunity
savings     UPG employees can choose to defer  to  save  for  their  retirement.
opportunity compensation for retirement.       Account balances are  affected by
            We provide no matching or other    contributions   and    investment
            contributions; we do not allow     decisions made by the employee.
            employees to invest these savings
            in company stock.

Health      Fixed component. The same/compar-  Provides  benefits  to  meet  the
& welfare   able health & welfare benefits     health  and  &  welfare  needs of
benefits    (medical, dental, vision, disabil- employees and their families.
            ity insurance and life insurance)
            are available for all full-time
            employees.

Allocation Between Long-Term and Currently Paid Out Compensation

The compensation we currently pay consists of base pay and annual cash incentive compensation in the form of the bonus payments. The long-term compensation consists entirely of awards of stock options pursuant to our stock option plans. The allocation between long-term and currently paid out compensation is based on our objectives and how comparable companies use long-term and currently paid compensation to pay their executive officers.

Allocation Between Cash and Non-Cash Compensation

It is our policy to allocate all currently paid compensation in the form of cash and all long-term compensation in the form of awards of options to purchase our common stock. We consider competitive markets when determining the allocation between cash and non-cash compensation.

Other Material Policies and Information

All pay elements are cash-based except for the long-term equity incentive program, which is an equity-based (stock options) award. We consider market pay practices and practices of comparable companies in determining the amounts to be paid, what components should be paid in cash versus equity, and how much of a named executive officer's compensation should be short-term versus long-term.

Compensation opportunities for our executive officers, including our named executive officers, are designed to be competitive with comparable companies. We believe that a substantial portion of each named executive officer's compensation should be in performance-based pay.

In determining whether to increase or decrease compensation to our executive officers, including our named executive officers, annually we take into account the changes (if any) in the market pay levels, the contributions made by the executive officer, the performance of the executive officer, the increases or decreases in responsibilities and roles of the executive officer, the business needs for the executive officer, the transferability of managerial skills to another employer, the relevance of the executive officer's experience to other potential employers and the readiness of the executive officer to assume a more significant role with another organization. In addition, we consider the executive officer's current base salary in relation to the market pay of similar companies.

Compensation or amounts realized by executives from prior compensation from us, such as gains from previously awarded stock options or options awards, are taken into account in setting other elements of compensation, such as base pay, incentive bonus payments, or awards of stock options under our long-term equity incentive program. With respect to new executive officers, we take into account their prior base salary and annual cash incentive, as well as the contribution expected to be made by the new executive officer, the business needs and the role of the executive officer with us. We believe that our executive officers should be fairly compensated each year relative to market pay levels of similar companies and equity among all our executive officers. Moreover, we believe that our long-term incentive compensation program furthers our significant emphasis on pay for performance compensation.

Annual Cash Compensation

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our shareholders, we provide a competitive total compensation package. Base salaries and total compensation are targeted at market levels of similar companies, considering individual performance and experience, to ensure that each executive is appropriately compensated.

         Base Salary

Annually we review salary ranges and individual salaries for our executive officers. We establish the base salary for each executive officer based on consideration of market pay levels of similar companies and internal factors, such as the individual's performance and experience, and the pay of others on the executive team.

We consider market pay levels among individuals in comparable positions with transferable skills within our industry and comparable companies in general industry. When establishing the base salary of any executive officer, we also consider business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive and other factors. We believe a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. Approximately 30% to 90% of an executive officer's total cash compensation, depending on the executive's role with us, is paid as a base salary.

The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table - See "Summary of Compensation." For the fiscal year ended December 31, 2006, cash compensation to our named executive officers was approximately $652,799, with our chief executive officer receiving approximately $5,222 of that. We believe that the base salary paid to our executive officers during 2006 achieves our executive compensation objectives, compares favorably to similar companies and is within our objective of providing a base salary at market levels.

In 2006, adjustments to our executive officers' total compensation were made based on current market pay levels of comparable companies and in generally available compensation data. In addition to the pay levels of comparable companies, factors taken into account in making any changes for 2006 included the contributions made by the executive officer, the performance of the executive officer, the role and responsibilities of the executive officer and the relationship of the executive officer's base pay to the base salary of our other executives.

         Bonus Opportunity

Consistent with our emphasis on pay for performance incentive compensation programs, we provide a Bonus Opportunity pursuant to which certain of our executive officers, including our named executive officers, are eligible to receive cash incentive bonuses based upon company performance against annual established performance targets, operational and financial measures and other factors, including individual performance. Cash incentive bonuses are important to focus our executive officer's efforts and reward executive officers for annual operating results that help create value for our shareholders.

Incentive award opportunities are targeted to result in cash incentive bonus payments equal to the market levels of comparable companies assuming our target business objectives are achieved. If the target level for the performance goals is exceeded, executives have an opportunity to earn cash incentive awards above the market levels of comparable companies. If the target levels for the performance goals are not achieved, executives may earn less or no bonus payments. In 2006, we exceeded the target business objectives which resulted in achieving the cash incentive bonuses.

Historically, the board of directors has allocated 20% of our annual pre-tax income to a cash bonus pool that is allocated among all of our employees provided we achieve a targeted pre-tax income amount set by the Board.

The discretionary component provides recognition for contributions made to the overall health of the business and is intended to reward performance in areas that are not quantified in the major metrics. These cash incentive bonuses represent approximately 10% to 50% of a named executive officer's total compensation, depending on the executive's role.

A business plan which contains annual financial and strategic objectives is developed each year by management, and is ultimately reviewed and approved by our board of directors with such changes that are deemed appropriate by the board of directors. The business plan objectives include our budgeted results for the annual incentive performance measures, such as penetrating existing markets and securing and developing new markets and product offerings, and include all of our performance goals. The cash incentive bonus opportunity is presented to the board of directors for their approval with such modifications deemed appropriate. Cash incentive bonuses are determined at year-end based on our performance against the board of directors approved targets. The board of directors exercises discretion in awarding certain bonuses based on its consideration of each executive officer's individual performance and for each executive officer other than the chief executive officer, based on a review of such executive's performance as communicated to the board of directors by the chief executive officer, and our overall performance during the year. The cash incentive bonuses of all executive officers, including the named executive officers are reviewed and must be approved by the board of directors before being paid.

Long-term Equity Incentive Compensation

We award long-term equity incentive grants to executive officers and directors, including certain named executive officers, as part of our total compensation package. These awards are consistent with our pay for performance principles and align the interests of the executive officers to the interests of our shareholders. The board of directors reviews the amount of each award to be granted to each named executive officer and approves each award. Long-term equity incentive awards are made pursuant to our stock option plans.

Our long-term equity incentive compensation is currently exclusively in the form of options to acquire our common stock. The value of the stock options awarded is dependent upon the performance of our common stock price. The board of directors and management believe that stock options currently are the appropriate vehicle to provide long-term incentive compensation to our executive officers. Other types of long-term equity incentive compensation may be considered in the future as our business strategy evolves. Stock options are awarded on the basis of anticipated service to us and vest as determined by the board of directors.

Options are granted with an exercise price equal to the fair market value of our common stock on the date of grant. Fair market value is defined as the closing market price of a share of our common stock on the date of grant. We do not have any program, plan or practice of setting the exercise price based on a date or price other than the fair market value of our common stock on the grant date.

Like our other pay components, long-term equity incentive award grants are determined based on competitive market levels of comparable companies.

Generally, we do not consider an executive officer's stock holdings or previous stock option grants in determining the number of stock options to be granted. We believe that our executive officers should be fairly compensated each year relative to market pay levels of comparable companies and relative to our other executive officers. Moreover, we believe that our long-term incentive compensation program furthers our significant emphasis on pay for performance compensation. We do not have any requirement that executive officers hold a specific amount of our common stock or stock options.

The board of directors retains discretion to make stock option awards to executive officers at other times, including in connection with the hiring of a new executive officer, the promotion of an executive officer, to reward executive officers, for retention purposes or for other circumstances recommended by management. The exercise price of any such grant is the fair market value of our stock on the grant date.

For accounting purposes, we apply the guidance in Statement of Financial Accounting Standard 123 (revised December 2004), or SFAS 123(R), to record compensation expense for our stock option grants. SFAS 123(R) is used to develop the assumptions necessary and the model appropriate to value the awards as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award. There were no options granted during 2006 and all options outstanding as of the beginning of 2006 were fully vested and therefore no stock-based compensation expense was recorded during 2006; however, UPG recorded $2,175,035 in stock-based compensation expense which is included in our consolidated results of operations for 2006.

Executive officers recognize taxable income from stock option awards when a vested option is exercised. We generally receive a corresponding tax deduction for compensation expense in the year of exercise. The amount included in the executive officer's wages and the amount we may deduct is equal to the common stock price when the stock options are exercised less the exercise price multiplied by the number of stock options exercised. We currently do not pay or reimburse any executive officer for any taxes due upon exercise of a stock option.

Overview of 2006 Compensation

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2006 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2006 was competitive with comparable companies and was weighted more heavily to pay for performance. See "Summary of Compensation."

We believe that the total compensation paid to UPG chief executive officer satisfies the objectives of our executive compensation program. The total compensation and elements thereof paid to each of our named executive officers during 2006 is set forth below in the Summary Compensation Table. See "Summary of Compensation."

Other Benefits

         Retirement Savings Opportunity

We established and continue to maintain a 401(k) and Profit-Sharing Plan intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Currently only UPG's employees who are at least 18 years of age are eligible to participate in the plan. There is no minimum service requirement to participate in the plan. Under the plan, an eligible employee can elect to defer a minimum from 1% to 85% of his salary. We may, at our sole discretion, contribute and allocate to a plan participant's account, a percentage of the plan participant's contribution. We have not made any contributions to this plan.

         Health and Welfare Benefits

All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Employment Agreements, Severance Benefits and Change in Control Provisions

In December, 2006, we entered into employment agreements with certain officers of UPG, Mr. Randy Hardin, their Chief Executive Officer, Mr. Ian Edmonds, their Executive Vice President / Chief Operating Officer and Ms. Mimi Tan, their Senior Vice President and corporate secretary to ensure they would perform their respective roles for an extended period of time (see "Employment Agreements and Arrangements"). These agreements contain provisions for potential payments upon termination of the employee under various circumstances. See "Post-Employment and Change in Control Payments" for more detailed discussion.

Stock Ownership Guidelines

Stock ownership guidelines have not been implemented by the board of directors for our executive officers. We continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines.

Securities Trading Policy

Our securities trading policy states that executive officers, including the named executive officers, and directors may not purchase or sell puts or calls to sell or buy our stock, engage in short sales with respect to our stock, or buy our securities on margin.

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. We believe that achieving our compensation objectives set forth above is more important than the benefit of tax deductibility and we reserve the right to maintain flexibility in how we compensate our executive officers that may result in limiting the deductibility of amounts of compensation from time to time.

Summary of Compensation

The following table sets forth certain information with respect to compensation for the year ended December 31, 2006 earned by or paid to our chief executive officer, chief financial officer and our only two other most highly compensated executive officers that qualify as, and are referred to as, the named executive officers.

We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Under the SFAS No. 123(R), since there were no options granted during 2006 and all options outstanding as of the beginning of 2006 were fully vested we did not record any stock-based compensation expense in our Consolidated Financial Statements for the year ended December 31, 2006 with respect to activity of our options; however, UPG recorded a non-cash charge of $2,175,035 which is included in our 2006 consolidated results of operations.

                           Summary Compensation Table

                                                                   Change in
                                                           Non-     Pension
                                                          Equity     Value
                                                         Incentive  and Non-
                                                           Plan     Qualified    All
                                    Cash   Stock   Option Compen-   Deferred    Other
Name & Principal           Salary   Bonus  Awards  Awards sation  Compensation  Compensa-
 Position            Year  ($)(1)  ($) (2)  ($)     ($)    ($)    Earnings ($)  tion ($)    Total ($)
-----------------------------------------------------------------------------------------------------
William Tan -        2006        -       -                                      5,222(3)      5,222
 Chairman of the     2005        -       -                                      4,748(3)      4,748
 Board of Directors  2004        -       -                                      4,818(3)      4,818
 and CEO


Ian Edmonds -        2006  187,731  68,416                                     23,498(4)    279,645
 EVP/COO and         2005  179,077  54,312                                     27,070(4)    260,459
 director            2004  181,615  23,416                                     27,196(4)    232,227

Julie Sansom-Reese - 2006  103,010  43,000                                      4,778(3)    150,788
 CFO                 2005   98,308  31,500                                      4,748(3)    134,556
                     2004   98,308   4,500                                      4,818(3)    107,626

Mimi Tan  -          2006  153,842  58,267                                      5,035(3)    217,144
 EVP Market          2005  146,723  48,950                                      5,005(3)    200,678
 Operations          2004  147,661  20,167                                      5,075(3)    172,903

(1)  Includes salaries of $151,73,  $122,642 and $67,010 paid in 2006, $143,077,
     $115,323 and $62,308 paid in 2005 and  $145,384,  $116,261 and $62,308 paid in 2004 by UPG to Ian Edmonds, Mimi Tan and Julie Sansom-Reese, respectively, for services rendered to UPG.

(2)  Includes bonuses of $48,000,  $41,000 and $30,000 paid in 2006 or $39,000,
     $36,000 and $29,000 paid in 2005 and $3,000, $2,900 and $1,500 paid in 2004 by UPG to Ian Edmonds, Mimi Tan and Julie Sansom-Reese, respectively, for services rendered to UPG.
(3)  Medical and long-term disability insurance payments.
(4)  Car lease, medical insurance and long-term disability insurance payments.

Grants of Plan Based Awards

-------------------------------------------------------------------------------------------------------------------
                                 Estimated Future Payouts     Estimated Future       All         All
                                     Under Non-Equity             Payouts           Other       Other
                                         Incentive          Under Equity Incentive  Stock       Option
                                       Plan Awards(2)           Plan Awards(3)      Awards:     Awards:   Exercise
                          Grant  ------------------------  -----------------------  Number    Number of    or Base
                          Date                                                     of shares  Securities  Price of
Name &                    Fair   Thres-                    Thres-                  or stock   Underlying   Option
Principal      Grant      Value   hold    Target  Maximum   hold   Target  Maximum  Units      Options     Awards
Position       Date       ($)(1)  ($)      ($)      ($)     (#)      (#)     (#)     (#)        (#)       ($/share)
-------------   ---------  ------ -------  ------- -------- ------ ------- ------- ---------- ----------- ---------
William Tan
-President
and CEO
--------------------------------------------------------------------------------------------------------------------
Ian Edmonds
-EVP, COO
--------------------------------------------------------------------------------------------------------------------
Julie
Sansom-Reese
- CFO
--------------------------------------------------------------------------------------------------------------------
Mimi Tan -VP,
--------------------------------------------------------------------------------------------------------------------

    (1)  There were no grants of plan-based awards in 2006 .

    (2) The company has no Non-Equity Incentive Plan. The company pays bonuses based on an adjusted net income formula and on a discretionary basis based on individual as well as company wide performance goals and were fully paid or accrued as of December 31, 2006.

    (3) All Equity Incentive Plan Awards were fully vested as of December 31, 2006.

Discussion of Summary Compensation and Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the grants of Plan Based Awards table was paid or awarded, are described above under "Compensation Discussion and Analysis." A summary of certain material terms of our compensation plans and arrangements is set forth below.

    Employment Agreements and Arrangements

In December 2006, UPG entered into a three-year employment contract with Randy Hardin, UPG's Chief Executive Officer. Under the agreement, Mr. Hardin receives, in addition to benefits generally available to all other employees, an initial annual base salary (beginning in 2007) of $220,000, an annual bonus based on company performance and pre-tax earnings with other adjustments, which amount has been set at ten percent by the board of directors with "not to exceed" caps set at $650,000, $750,000, and $850,000 for the years ending December 31, 2007,
2008, and 2009, respectively, and an initial grant of options to acquire 475,000 shares of UPG's common stock and a company vehicle. For a discussion of the compensation and benefits payable to Mr. Hardin under the agreement upon termination, see "Employment Agreements, Severance Benefits and Change in Control Provisions."

In December 2006, UPG entered into a three-year employment contract with Ian Edmonds, our former and UPG's current, Executive Vice-President and Chief Operating Officer. Under the agreement, Mr. Edmonds receives, in addition to benefits generally available to all other employees, an initial annual base salary (beginning in 2007) of $195,000, an annual bonus based on company performance and his individual performance that is completely at the discretion of the board of directors, and an initial grant of options to acquire 356,250 shares of UPG's common stock and a company leased vehicle. For a discussion of the compensation and benefits payable to Mr. Edmonds under the agreement upon termination, see "Employment Agreements, Severance Benefits and Change in Control Provisions."

In December 2006, UPG entered into a three-year employment contract with Mimi Tan, our former Vice-President and corporate secretary and UPG's current, Senior Vice-President of business development and marketing and corporate secretary. Under the agreement, Ms. Tan receives, in addition to benefits generally available to all other employees, an initial annual base salary (beginning in 2007) of $161,200, an annual bonus based on company performance and her individual performance that is completely at the discretion of the board of directors. For a discussion of the compensation and benefits payable to Ms. Tan under the agreement upon termination, see "Employment Agreements, Severance Benefits and Change in Control Provisions."

         Option Re-Pricing

There has been no re-pricing or other material modification of any features or characteristics of any of our outstanding stock options during the year ended December 31, 2006.

         Bonus and Salary

Our board of directors has established a pay for performance approach for determining executive pay. Base salaries and total annual cash compensation are targeted at market levels of competitive practice based on companies in similar lines of business in similar geographies, as well as similar in size in terms of revenue and market capitalization. See - "The Objectives of our Executive Compensation Program."

         Equity Incentive Compensation Plan

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. At December 31, 2006, 2005 and 2004, there are 1,054,500, 1,059,500 and 1,010,000 options, respectively, outstanding under the 1999 Plan.

         Material Terms of Plan-Based Awards

The 1999 Incentive Stock Option Plan, approved on August 13, 1999 originally provided for options that expired in November, 2005. In November, 2005 the Board of Directors granted new options pursuant to the 1999 Plan expiring August 10, 2009.

Outstanding Equity Awards

         Summary

At December 31, 2006 there are 1,054,500 compensatory stock options outstanding with a weighted-average exercise price of $0.84 and all of these compensatory stock options are exercisable. The weighted-average remaining contractual life of the compensatory options outstanding and exercisable approximated 1.1 years at December 31, 2006.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2006 with respect to the named executive officers.

                  Outstanding Equity Awards at Fiscal Year-End

                            Option Awards                                               Stock Awards
-----------------------------------------------------------------------------------------------------------------------
Name             Number       Number       Equity                         Number     Market    Equity        Equity
                   of           of        Incentive                         of     Value of  Incentive    Incentive Plan
               Securities   Securities      Plan                          Shares    Shares      Plan        Awards:
                Underlying  Underlying     Awards:                       or Units     or      Awards:      Market or
               Unexercised  Unexercised   Number of                         of     Units of  Number of    Payout Value
                 Options      Options     Securities                      Stock     Stock    Unearned     of Unearned
                  (#)           (#)       Underlying                       That      That      Shares,      Shares,
               Exercisable  Unexercisable Unexercised  Option              Have      Have     Units or      Units or
                  (1)                      Unearned   Exercise   Option     Not      Not     Other Rights  Other Rights
                                            Options    Price   Expiration  Vested   Vested    That Have    That Have
                                              (#)       ($)       Date      (#)      ($)     Not Vested    Not Vested
                                                                                                (#)           ($)
-----------------------------------------------------------------------------------------------------------------------
William Tan -
 President and
 CEO              400,000                              $ .90    8/10/2009
-----------------------------------------------------------------------------------------------------------------------
Ian Edmonds -
 EVP, COO         200,000                              $ .81    2/20/2007
-----------------------------------------------------------------------------------------------------------------------
Julie
 Sansom-Reese-
 CFO               22,250                              $ .81    2/20/2007
-----------------------------------------------------------------------------------------------------------------------
Mimi Tan -
 VP               150,000                              $ .81    2/20/2007
-----------------------------------------------------------------------------------------------------------------------

   (1)  Options are fully vested at December 31, 2006.

Option Exercises

The following table sets forth certain information with respect to option and stock exercises during the fiscal year ended December 31, 2006 with respect to the named executive officers.

                      Option Exercises and Stock Vested (1)
                       Option Awards              Stock Awards

   Name           Number of      Value      Number of      Value
                   Shares       Realized     Shares      Realized
                  Aquired on       On       Aquired on       On
                 Exercise (#)  Exercise ($) Vesting (#)  Vesting ($)
---------------------------------------------------------------------
William Tan
Ian Edmonds
Julie Samsom-Reese
Mimi Tan

(1)  No options were exercised and no stock was awarded or vested.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Post-Employment and Change in Control Provisions

         Provisions and Triggers

In December 2006, UPG entered into three-year employment agreements with Ms. Tan and Messrs. Edmonds and Hardin (CEO of UPG). The agreements provide for payments under certain circumstances upon termination. If terminated for an act of breach of the agreement (as defined in the agreement) by the employee, we are obligated to pay only those wages, bonuses or other compensation then vested. If terminated for any reason other than breach of the agreement (as defined in the agreement) by the employee, an act of substantial breach of the agreement by the company, death, illness or incapacity, or in the event of a change in control of the company (as defined in the agreement), in addition to the payment of amounts then vested, the employee is entitled to:

   o    An amount equal to twelve months of then current salary;
   o Any bonus earned based on targeted performance (non-discretionary cash incentive bonus) for that calendar year;
   o 12 months COBRA premiums for then existing health and major medical coverage for the employee and family.

         Potential Impact at December 31, 2006

If Mr. Hardin had been terminated for cause or if he terminated his employment without good reason on December 31, 2006, the approximate value of the severance benefits under his employment agreement would have been $637,000 If Mr. Edmonds had been terminated without cause, or if he terminated his employment for good reason or if we failed to renew his employment contract, the approximate value of the severance benefits under his employment agreement would have been $199,000. If Ms. Tan had been terminated without cause, or if she terminated her employment for good reason or if we failed to renew her employment contract, the approximate value of the severance benefits under her employment agreement would have been $170,000.

Compensation of Directors

Our newly elected directors received an initial fee of $7,500 to serve 1 year, plus reimbursement for actual out-of-pocket expenses in connection with each board meeting attended. Directors who are also employees of the Company do not receive additional remuneration for serving as a director. Following is a table summarizing compensation to members of our board of director for 2006.

                           Director Compensation Table

                                                         Change in
                                                          Pension
               Fees                         Non-Equity    Value &
              Earned                        Incentive   Non-qualified
                or                             Plan       Deferred      All Other
              Paid in    Stock    Option   Compensation Compensation  Compensation
Name          Cash(1)  Awards(2) Awards(3)     (4)      Earnings (5)    (6),(7)    Tota1 (4)
------------ --------- --------- --------- ------------ ------------- ------------ ---------
William Tan        --        --                     --           --   $     5,222  $   5,222
Ian Edmonds        --        --                     --           --   $   279,645  $ 279,645
John Rudy    $  7,500        --                     --           --            --  $   7,500
David Parke  $  7,500        --                     --           --            --  $   7,500

   (1) Messrs. Tan and Edmonds, as officers of the Company, receive no additional remuneration for serving as a director.
   (2)  There were no stock awards in 2006.
   (3)  There were no option awards in 2006.
   (4) Zunicom does not currently have a Non-Equity Incentive Compensation Plan other than the Annual Cash Bonus plan for certain employees. Any such bonuses are disclosed in the "Summary Compensation Table" which sets forth compensation to our named executive officers.
   (5)  Zunicom does not currently have a Pension or Deferred Compensation Plan.
   (6) For Messrs. Tan and Edmonds the amounts in this column are also shown and included in the "Summary Compensation Table" which sets forth compensation to our named executive officers.
   (7)  Medical insurance premiums for Mr. Tan.

We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Accordingly, the following summarizes the grant date fair value of each award granted during 2006, computed in accordance with SFAS No. 123(R) for recognition in financial statement reporting and grant date fair value for the individual directors:

                         GRANT OF PLAN BASED AWARDS (1)

                                            Exercise
                                 Number of   or Base
                                Securities  Price of
                                Underlying   Option    Grant Date
                        Grant    Options     Awards    Fair Value
Name                    Date       (#)      ($/share)     ($)
---------------------- -------- ----------- ---------- ------------
William Tan, Chairman                       $          $
-------------------------------------------------------------------
Ian Edmonds,
EVP/COO and Director                        $          $
-------------------------------------------------------------------
Julie Sansom-Reese, CFO                     $          $
-------------------------------------------------------------------
Mimi Tan, VP                                $          $
-------------------------------------------------------------------
(1)  There were no grants of plan-based awards in 2006.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors. Mr. William Tan, our CEO and Mr. Ian Edmonds, our former COO both serve as members of our board of directors and participated in deliberations concerning executive compensation.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussion, the Board of Directors has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

                           William Tan, Chairman

                           Ian Edmonds

                           John Rudy

                           David Parke

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 31, 2007 by(i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of Zunicom, Inc., (iii) each of the executive officers of Zunicom, and (iv) all directors and executive officers of Zunicom as a group.
                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
William Tan            2,835,273 (3) 31.69%    0                   0
President and CEO      Direct and
1720 Hayden Drive      Indirect
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------
Kim Yeow Tan           991,818 (4)   11.08%    0                   0
11 Jalan Medang        Indirect
Bukit Bandaraya
59100 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------

Mimi Tan,              205,000(6)    2.29%     0                   0
1720 Hayden Drive      Indirect
Carrollton, TX  75006
---------------------  ------------  --------  ----------------    ------
All Directors          2,835,273     31.69%    0                   0
and Executive
Officers as a Group
(1 persons)
---------------------  ------------  --------  ----------------    ------
(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(2) Percent of Class for the Common Stock is based on the 8,946,000 shares outstanding as of March 31, 2007. Percent of Class for the Series A Preferred Stock is based on 61,988 shares outstanding as of March 31, 2007. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares assumable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from March 31, 2007.

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

(4) Represents (i) 581,818 shares of common stock held by Gin Securities, Ltd., a company of which Kim Yeow Tan is a principal, (ii) 205,000 shares of common stock attributed to Eurasia Securities Ltd., and 205,000 shares of common stock attributed to Asean Brokers, Ltd. of which Kim Yeow Tan is a director and officer.

(5) Represents (i) 205,000 shares attributed to Ms. Tan through Equator Holdings, Inc. a company of which Ms. Tan is a director and officer

Equity Compensation Plan Disclosure

We reserved 1,300,000 shares of our common stock to be issued under our 1999 Incentive Stock Option Plan and granted 1,059,500 options to certain employees and directors with an average exercise price of $0.84 per share. The options expire August 10, 2009.

We reserved 2,000,000 shares of our common stock to be issued under our 2000 Incentive Stock Option Plan. No options have been granted under the plan.

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2006.

------------------- ------------- -------------------- ---------------------
                      Number of
                      Securities   Weighted-   Number of
                        to be       Average    Securities
                     Issued Upon   Exercise    available
                     Exercise of   Prices of   for future
                     Outstanding  Outstanding   issuance
                      Options,      Options,   under equity
                      Warrants     Warrants    compensation
   Plan Category     and Rights   and Rights     plans
-------------------- ------------ -----------  -------------
Equity compensation
plans (stock
options) approved
by stockholders       1,054,500       $0 .84     2,245,500
-------------------- ------------ ----------- --------------
Equity compensation
plans not approved
by stockholders          N/A           N/A          N/A
-------------------- ------------ ----------- --------------
Total                 1,054,500          -       2,245,500
-------------------- ------------ ----------- --------------


ITEM 13. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS  AND  DIRECTOR
INDEPENDENCE

Related Party transactions

The Company does not have an established policy for the approval of related party transactions. However, transactions that the board considers to be significant in nature are generally negotiated and approved by the board of directors.

See NOTES G and H in the Notes to Consolidated Financial Statements for details and discussion of related party transactions during 2006.

Corporate Governance

Our board consists of 4 directors, Messrs. William Tan, Ian Edmonds, John Rudy and David Parke. Only Mr. Parke is considered independent.


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

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the reviews of Forms 10-Q and 10-K and for the audits of the consolidated financial statements of the Company were approximately $137,000 for 2006 and approximately $150,000 for 2005.

Audit-Related Fees. Aggregate fees billed for all audit-related services rendered by KBA Group LLP consisted of approximately $12,000 for 2006 and approximately $12,000 for 2005. These amounts primarily include audits of one of the Company's subsidiaries.

Tax Fees. Aggregate fees billed for permissible tax services rendered by KBA Group LLP consisted of approximately $26,000 for 2006 and approximately $28,000 for 2005. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns.

All Other Fees. Aggregate fees billed for service rendered by KBA Group LLP for IPO related reviews consisted of approximately $139,000 for 2006 and $0 for 2005.

                                     PART IV

Item 15. Exhibits, FINANCIAL STATEMENT SCHEDULES and Reports on Form 8-K

   (a)  1. Consolidated Financial Statements.

The  following   consolidated   financial   statements  of  Zunicom,   Inc.  and
subsidiaries, are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

        o  Report of Independent Registered Public Accounting Firm
        o  Consolidated Balance Sheets as of December 31, 2006 and 2005
        o Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
        o Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2006, 2005, and 2004
        o Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
        o  Notes to Consolidated Financial Statements

        2. Financial Statement Schedule.

        Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

        3. Exhibits

The following exhibits pursuant to Rule 601 of Regulation SB are incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No.33-98662, filed on October 30, 1995, and amended on January 5, 1996, January 23, 1996.

        (c) Exhibits

Exhibit No.                               Description
-----------                               -----------

3.1 Articles of Incorporation, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 January 23, 1996)
3.2 Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996)
3.2(a) Amended Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No.33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996)
3.3 Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996, January 23, 1996)
10.11 Revolving Creditand Security Agreement by and between Compass Bank and UPG, December 14, 2004
10.12        Purchase Agreement  by and between
             Brink's Home Security  and UPG as  adopted  June 1, 2004
14.1         Code of  Ethics  and  Business  Conduct  as  adopted March 30, 2004
15.1         Financial   information  of  Universal  Power  Group,   Inc.*
21.1         Subsidiaries*
31.1         Certification  of  Chief  Executive   Officer
             Pursuant  to  Section  302  of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1         Certification  of Chief Executive  Officer  Pursuant  to 18  U.S.C.
             Section 1350, as adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2         Certification  of  Chief  Financial  Officer  Pursuant to 18 U.S.C.
             Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

-----------------
* Filed herewith.

                                  Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.

                                    Date:    April 19, 2007

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

  Signature                      Capacity                            Date


/s/ William Tan    Director, Chairman of the Board,          April 19, 2007
-----------------  President and Chief Executive
William Tan        Officer (principal executive officer)


/s/ Ian Edmonds    Executive Vice President                  April 19, 2007
-----------------  and Director
Ian Edmonds


/s/ John Rudy      Chief Financial Officer                   April 19, 2007
-----------------  (principal financial and principal
John Rudy          accounting officer) and Director


/s/ David Parke    Director                                  April 19, 2007
-----------------
David Parke

                                 ITEM 15 (a)(1)
                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ZUNICOM, INC. AND SUBSIDIARIES


                                DECEMBER 31, 2006

                          INDEX TO FINANCIAL STATEMENTS

                         ZUNICOM, INC. AND SUBSIDIARIES


                                                                       Page
                                                                       ----
Report of Independent Registered Public Accounting Firm.................F-3

Financial Statements

     Consolidated Balance Sheets as of December 31, 2006 and 2005.......F-4

     Consolidated Statements of Operations
        for the years ended December 31, 2006, 2005 and 2004............F-6

     Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 2006, 2005 and 2004............F-7

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2006, 2005 and 2004............F-8

     Notes to Consolidated Financial Statements........................F-10

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
               -------------------------------------------------------

Stockholders and Board of Directors
Zunicom, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zunicom, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. Our audits also included the financial statement schedule appearing under
Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zunicom, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the financial statements, until December 20, 2006, Universal Power Group, Inc. was a wholly-owned subsidiary of Zunicom, Inc. On December 20, 2006, the U. S. Securities and Exchange Commission declared effective a registration statement filed by Universal Power Group, Inc. registering shares for an initial public offering of its common stock.

As discussed in Note B to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.


/s/ KBA Group LLP
Dallas, TX
April 17, 2007

                        ZUNICOM, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2006 and 2005


                                     ASSETS

                                                            2006            2005
                                                     ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                        $  8,259,709    $    731,626
    Accounts receivable - trade, net of allowance
        for doubtful accounts of
        $4,889 and $226,391                                23,232       8,446,086
    Accounts receivable - other                              --           114,802
    Interest receivable from unconsolidated investee       10,578            --
    Inventories - finished goods, net of allowance
        for obsolescence of $0 and $158,663                20,142      19,144,410
    Prepaid expenses and other current assets              70,426         665,802
                                                     ------------    ------------
        Total current assets                            8,384,037      29,102,726
                                                     ------------    ------------

PROPERTY AND EQUIPMENT
    Business center equipment                             972,832         974,674
    Machinery and equipment                                24,870         578,815
    Computer equipment                                    145,454         144,133
    Furniture and fixtures                                 33,298         272,937
    Leasehold improvements                                122,365         303,597
    Vehicles                                                 --           151,598
                                                     ------------    ------------
                                                        1,298,819       2,425,754
    Less accumulated depreciation and amortization     (1,073,259)     (1,698,786)
                                                     ------------    ------------
        Net property and equipment                        225,560         726,968
                                                     ------------    ------------

NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE           5,850,000            --

INVESTMENT IN UNCONSOLIDATED INVESTEE                   6,125,383            --

OTHER ASSETS                                                 --            34,923
                                                     ------------    ------------

TOTAL ASSETS                                         $ 20,585,030    $ 29,864,617
                                                     ============    ============





             The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ZUNICOM, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2006 and 2005


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2006           2005
                                                    ------------   ------------
CURRENT LIABILITIES
  Line of credit                                    $       --     $  9,261,435
  Due to unconsolidated investee                         186,619           --
  Current portion of notes payable -
    related parties                                         --          217,128
  Current portion of long-term debt                         --           20,968
  Accounts payable                                       237,310     12,632,315
  Accrued liabilities                                    395,633        311,957
  Other current liabilities                                 --           51,837
                                                    ------------   ------------

    Total current liabilities                            819,562     22,495,640
                                                    ------------   ------------

LONG-TERM DEBT, less current portion                        --           25,339

NON-CURRENT DEFERRED TAX LIABILITY                     3,824,222           --

DEFERRED RENT, less current portion                         --          210,512
                                                    ------------   ------------

TOTAL LIABILITIES                                      4,643,784     22,731,491
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value,
    1,000,000 shares authorized; 86,988 and
    88,988 Class A Shares issued and out-
    standing; liquidation preference of
    $456,687 as of December 31, 2006                      86,988         88,988
  Common stock - $0.01 par value;
    50,000,000 shares authorized; 8,891,394
    and 8,614,750 shares issued and out-
    standing                                              88,914         86,148
  Additional paid-in capital                          14,818,893     14,601,331
  Accumulated earnings (deficit)                         946,451     (7,643,341)
                                                    ------------   ------------
      Total stockholders' equity                      15,941,246      7,133,126
                                                    ------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 20,585,030   $ 29,864,617
                                                    ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                2006            2005            2004
REVENUES                                  ------------    ------------    ------------
    Sales                                 $ 92,587,441    $ 81,275,175    $ 67,159,545
    Service revenue                          1,749,428       1,815,613       1,987,515
                                          ------------    ------------    ------------
                                            94,336,869      83,090,788      69,147,060
COST OF REVENUES
    Cost of goods sold                      79,426,270      70,960,235      58,355,712
    Direct servicing costs                     513,994         481,385         489,045
                                          ------------    ------------    ------------
                                            79,940,264      71,441,620      58,844,757
                                          ------------    ------------    ------------
GROSS PROFIT                                14,396,605      11,649,168      10,302,303

OPERATING EXPENSES
    Selling, general and administrative     12,719,291       8,969,562       8,740,380
    Depreciation and amortization of
       property and equipment                  296,870         305,959         570,570
    Write off of property and equipment          9,500           5,311         665,856
                                          ------------    ------------    ------------
                                            13,025,661       9,280,832       9,976,806
                                          ------------    ------------    ------------

INCOME FROM OPERATIONS                       1,370,944       2,368,336         325,497

OTHER INCOME (EXPENSES)
    Interest expense, related parties           (8,293)       (143,753)       (177,390)
    Interest expense, other                   (827,038)       (475,621)       (455,360)
    Interest income, related party              10,578            --              --
    Gain on sale of investment               5,686,929            --              --
    Gain on equity transactions of
       unconsolidated investee               6,654,201            --              --
    Other, net                                  36,997          (9,087)        (40,787)
                                          ------------    ------------    ------------
                                            11,553,374        (628,461)       (673,537)
                                          ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISON FOR
INCOME TAXES                                12,924,318       1,739,875        (348,040)
                                          ------------    ------------    ------------
PROVISION FOR INCOME TAXES                  (4,302,748)           --              --
                                          ------------    ------------    ------------

NET INCOME (LOSS)                         $  8,621,570    $  1,739,875    $   (348,040)
                                          ============    ============    ============
Net income (loss) attributable to
    common stockholders                   $  8,589,792    $  1,702,656    $   (389,567)
                                          ============    ============    ============
Net income (loss) per share
attributable to common stockholders
    Basic                                 $       0.97    $       0.20    $      (0.05)
                                          ============    ============    ============
    Diluted                               $       0.91    $       0.16    $      (0.05)
                                          ============    ============    ============
Number of weighted average shares of
common stockoutstanding
    Basic                                    8,840,061       8,540,701       8,463,023
                                          ============    ============    ============
    Diluted                                  9,501,805      10,643,561       8,463,023
                                          ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                      F-6

                         ZUNICOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                            Preferred Stock        Common Stock
                         --------------------   ------------------   Additional
                         Number of              Number of             Paid-in     Accumulated
                          Shares      Amount     Shares     Amount    Capital       Deficit         Total
                         --------   ---------   ---------  -------  -----------  ------------   ------------
Balances at
   January 1, 2004        114,588   $ 114,588   8,419,670  $84,197  $14,452,841  $ (8,956,430)  $  5,695,196

Conversion of preferred
   stock into common
   stock                  (10,000)    (10,000)     20,000      200        9,800          --             --
Issuance of common
   stock pursuant
   to employee
   exercise of
   stock options             --          --        25,000      250       17,720          --           17,970
Dividends paid by
   issuance of common
   stock                     --          --        47,378      473       41,054       (41,527)          --
Net loss for 2004            --          --          --       --           --        (348,040)      (348,040)
                         --------   ---------   ---------  -------  -----------  ------------   ------------
Balances at December
   31, 2004               104,588     104,588   8,512,048   85,120   14,521,415    (9,345,997)     5,365,126
                         --------   ---------   ---------  -------  -----------  ------------   ------------
Conversion of preferred
   stock into common
   stock                  (15,600)    (15,600)     31,200      312       15,288          --             --
Issuance of common
   stock pursuant
   to employee
   exercise of
   stock options             --          --        37,500      375       27,750          --           28,125
Dividends paid by
   issuance of common
   stock                     --          --        34,002      341       36,878       (37,219)          --
Net income for 2005          --          --          --       --           --       1,739,875      1,739,875
                         --------   ---------   ---------  -------  -----------  ------------   ------------
Balances at December
   31,2005                 88,988      88,988   8,614,750   86,148   14,601,331    (7,643,341)     7,133,126
                         --------   ---------   ---------  -------  -----------  ------------   ------------
Conversion of preferred
   stock into common
   stock                   (2,000)     (2,000)      4,000       40        1,960          --             --
Issuance of common
   stock pursuant
   to employee
   exercise of
   stock options             --          --         5,000       50        4,000          --            4,050
Dividends paid by
   issuance of common
   stock                     --          --        17,644      176       31,602       (31,778)          --
Issuance of common
   stock pursuant
   to warrant
   exercise                  --          --       250,000    2,500      180,000          --          182,500
Net income for 2006          --          --          --       --           --       8,621,570      8,621,570
                         --------   ---------   ---------  -------  -----------  ------------   ------------
Balances at December
   31,2006                 86,988   $  86,988   8,891,394  $88,914  $14,818,893  $    946,451   $ 15,941,246
                         ========   =========   =========  =======  ===========  ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                2006          2005          2004
                                                           -----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $  8,621,570   $ 1,739,875   $  (348,040)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization of property and
         equipment                                             296,870       305,959       570,570
      Loss on disposal of property and equipment                  --           2,498         7,446
      Provision for bad debts                                  131,017       180,852       346,951
      Provision for obsolete inventory                          50,000        63,910        51,468
      Deferred income taxes                                  3,824,222          --            --
      Write off of property and equipment                        9,500         5,311       665,856
      Gain on sale of investment                            (5,686,929)         --            --
      Gain on equity transactions of investee               (6,654,201)         --            --
      Non-cash stock-based compensation                      2,175,035          --            --
      Change in operating assets and liabilities
         Accounts receivable - trade                        (1,879,218)   (1,204,587)   (1,050,371)
         Accounts receivable - other                            88,997       133,966      (118,574)
         Inventories                                        (3,630,837)   (5,917,346)   (2,768,059)
         Prepaid expenses and other current assets              24,871      (185,336)       63,496
         Other assets                                            1,850         2,724        12,055
         Accounts payable                                     (866,005)    5,534,530      (459,240)
         Accrued liabilities                                   604,757      (120,796)     (366,817)
         Deferred rent                                         (30,749)       (8,694)      127,204
                                                           -----------    ----------    ----------
Net cash provided by (used in) operating activities         (2,919,250)      532,866    (3,266,055)
                                                           -----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of UPG stock                       18,465,223          --            --
      Reduction in cash from deconsolidation of investee   (13,036,447)         --            --
      Purchase of property and equipment                      (242,057)     (357,988)     (203,064)
                                                           -----------    ----------    ----------
Net cash provided by (used in) investing activities          5,186,719      (357,988)     (203,064)
                                                           -----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net activity on line of credit                         5,312,160       734,532     3,274,593
      Proceeds from the exercise of stock options                4,050        28,125        17,970
      Payments on capital lease obligations                    (20,968)      (20,977)      (24,726)
      Proceeds from exercise of warrants                       182,500          --            --
      Repayment of notes payable - related parties            (217,128)     (643,000)         --
                                                           -----------    ----------    ----------
Net cash provided by financing activities                    5,260,614        98,680     3,267,837
                                                           -----------    ----------    ----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         7,528,083       273,558      (201,282)

Cash and cash equivalents at beginning of year                 731,626       458,068       659,350
                                                           -----------    ----------    ----------
Cash and cash equivalents at end of year                  $  8,259,709   $   731,626   $   458,068
                                                           -----------    ----------    ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                   -continued-

                         ZUNICOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                2006          2005          2004
                                                           -----------    ----------    ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                             $    835,331   $   593,000   $   623,000
Income taxes paid                                         $     84,269   $      --     $    22,229

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
      Receivable from investee
        converted to a note receivable                    $  2,850,000   $      --     $      --
                                                          ============   ===========   ===========
      Dividends due from investee in
        the form of a note receivable                     $  3,000,000   $      --     $      --
                                                          ============   ===========   ===========
      Preferred stock dividends paid through issuance
         of common stock                                  $     31,778   $    37,219   $    41,527
                                                          ============   ===========   ===========
   Conversion of preferred stock to common stock          $      2,000   $    15,600   $    10,000
                                                          ============   ===========   ===========
      Acquisition of property and equipment through
         capital lease                                    $       --     $      --     $    28,960
                                                          ============   ===========   ===========
    Capitalized lease incentives                          $       --     $      --     $   134,639
                                                          ============   ===========   ===========























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ZUNICOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

General

Zunicom, Inc. ("Zunicom", the "Company" or "we") has historically operated through its two wholly-owned subsidiaries: (i) Universal Power Group, Inc. ("UPG") and (ii) AlphaNet Hospitality Systems Inc. ("AlphaNet").

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

On October 26, 1999, the Company completed the acquisition of AlphaNet to gain an entry into the information technology and Internet related business sector. AlphaNet is a leading provider of guest communication services to the hospitality market primarily through their product "The Offfice".

Recent Event

Until December 20, 2006, UPG was a wholly-owned consolidated subsidiary of Zunicom. On December 20, 2006, the U.S. Securities and Exchange Commission declared effective a registration statement filed by UPG registering the sale of 2,000,000 shares of its common stock by UPG and 1,000,000 of UPG's common stock owned by Zunicom. The initial public offering price was $7.00 per share. As a result of the offering, Zunicom's interest in UPG was reduced to 40%. Prior to the offering, as a wholly-owned subsidiary of Zunicom, UPG's financial position, results of operations and cash flows were consolidated with those of Zunicom. As a result of the offering, Zunicom no longer owns a controlling interest in UPG; however, as its largest shareholder, Zunicom will have significant influence over UPG. For accounting purposes, the effective date of the deconsolidation of UPG is December 31, 2006. The activity between December 21, 2006 (the "Deconsolidation Date") and the effective date is not considered to be material to the financial statements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of the
Company and its wholly-owned subsidiaries (in the case of UPG, through the Deconsolidation Date). All significant inter-company accounts and transactions have been eliminated in consolidation. The Company's investments in non-controlled entities (investees) in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented.

Basis of Presentation

As of December 31, 2006 we held 2,000,000 shares of common stock representing a 40 percent interest in UPG. We consolidated UPG in our financial statements as a business segment until the Deconsolidation Date. We deconsolidated UPG effective December 31, 2006 and simultaneously accounted for UPG under the equity method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". At December 31, 2006 the carrying value of the Company's investment in UPG is reported as a long-term investment in the accompanying balance sheet. Future earnings and losses in our investment in UPG will be recorded in the statement of operations. As our investment in UPG is significant at December 31, 2006, UPG's audited financial statements are presented as an Exhibit to this form 10-K.

Accounting for Sales of Stock by a Subsidiary

The company accounts for sales of stock by a subsidiary under Staff Accounting Bulletin (SAB) No. 51, "Accounting for Sales of Stock of a Subsidiary" (SAB 51). Under SAB 51, companies may elect, via an accounting policy decision, to record the difference between the carrying amount of the parent's investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to treat such excesses as gains in earnings, which are reflected in Gain on Equity Transactions of Unconsolidated Investee in the Consolidated Statements of Operations.

The Company recorded $6,654,201 of non-cash pre-tax gains on issuances of stock by our equity method investee, UPG. The Company recorded a deferred tax liability totaling $1,608,378 on the book/tax differences. These gains relate primarily to UPG's issuance of common stock in its initial public offering. The issuance of the common stock by UPG combined with the sale of 1,000,000 shares of UPG's common stock that Zunicom owned, which was included in their IPO, reduced Zunicom's ownership interest in the total outstanding shares of UPG from 100% to 40%.

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

Inventories

Prior to the Deconsolidation Date, inventories consisted of finished goods, primarily batteries and security products related to UPG's third party fulfillment and materials used in the assembly of batteries into "packs". All items are stated at the lower of cost determined using the average cost method by specific part, or market. The Company performs periodic evaluations, based upon business trends, to specifically identify obsolete, slow moving, and non-salable inventory. Inventory allowances are evaluated periodically to ensure they reflect current business trends.

UPG is a significant supplier for Brinks. Brinks requires UPG to maintain certain inventory levels at all times. Inventory presented in the accompanying Consolidated Balance Sheet related to UPG's relationship with Brinks, primarily security products, totaled approximately $9,900,000 at December 31, 2005. Brinks is obligated to purchase from UPG any and all remaining inventory held by UPG pursuant to an agreement with Brinks (including inventory in transit) and reimburse UPG for any applicable cancellation fees to the manufacturer upon termination of the relationship.

AlphaNet's inventories consist primarily of components for computer installations used for The Office and a small amount of backup configured computer units and other parts. All items are stated at the lower of cost or market. The Company performs periodic evaluations to specifically identify obsolete, slow moving, and non-salable inventory. Inventory allowances are evaluated periodically.

Property and Equipment

Property and equipment are carried at cost. Depreciation of equipment is provided using the straight line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the related asset.

          PROPERTY AND EQUIPMENT                              Useful Lives

              Business center equipment                          3 years

              Computer equipment                               3 - 5 years

              Furniture and fixtures                            10 years

              Leasehold improvements                           4 - 5 years

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their estimated fair value using discounted cash flows. For the years ended December 31, 2006, 2005 and 2004, the Company wrote off certain fixed assets, primarily facsimile equipment, assets which were taken out of service and are no longer in use, and accordingly, recognized impairment charges totaling $9,500, $5,311 and $665,856 respectively. The charges are presented as write off of property and equipment in the accompanying consolidated statements of operations.

Deferred Rent

Prior to the Deconsolidation Date, the Company had deferred rent recorded in the Consolidated Balance Sheets related to UPG's operating lease. UPG's operating lease for its primary office and warehouse space contains a free rent period and contains predetermined fixed increases of the minimum rental rate during the initial lease term. For this lease, UPG recognizes rental expense on a straight-line basis over the minimum lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent. In addition, the landlord provided certain allowances for leasehold improvements on this office and warehouse space which have been recorded as deferred rent and leasehold improvements. UPG will amortize deferred rent as an offset to rent expense over the remaining term of the related lease. All UPG amounts deferred as of the Deconsolidation Date were reported in the deconsolidation of UPG.

Revenue Recognition

Prior to the Deconsolidation Date, the Company has two segments: the battery and fulfillment sales segment which represents the operations of UPG and the business center segment which represents the operations of AlphaNet. UPG is essentially an importer and distributor of batteries and battery related products. AlphaNet provides computer related access services to the hospitality industry.

UPG recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

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

UPG sells products to several customers in bulk quantities. UPG obtains the order from the customer and arranges for the delivery of the product directly from UPG's vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. UPG refers to these transactions as "drop shipments" because the product is shipped directly from UPG's vendor to UPG's customer. UPG also has an inventory fulfillment agreement with Brinks. UPG purchases, handles, assembles and delivers installation components and tooling to Brinks and to independent Brinks authorized dealers. Revenues from drop shipment transactions and pursuant to the agreement with Brinks are recognized on a gross basis at the time the customer takes title to the product based on UPG's analysis of the criteria defined in Emerging Issues Task Force ("EITF") Issue No. 99-19 for gross revenue reporting. Specifically, (i) UPG is the primary obligor; (ii) UPG has general and physical loss inventory risk; (iii) UPG has credit risk; (iv) in most cases, UPG has discretion in supplier selection and product specifications; and (v) UPG has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

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

Post Shipment Obligations

UPG offers its customers a limited warranty for replacement of finished goods that do not function properly. Generally, the limited warranty period is for one year. The most common types of warranty claims are batteries that leak or batteries that do not provide the voltage they are intended to supply. UPG's written warranty is limited to the replacement of the product purchased and does not cover the product the battery is intended to power. UPG's replacement rate is insignificant, and is therefore recorded when the warranty expense is incurred. If UPG determines that a shipment of product had a manufacturing defect, UPG has recourse with the manufacturer to recover the replacement costs incurred. The costs of isolated or individual instances of defects are borne by UPG.

AlphaNet does not sell products, and as such, warranty or post shipment obligations are not applicable.

Shipping and Handling Costs

Shipping and handling costs are charged to costs of revenues in the accompanying Consolidated Statements of Operations.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was approximately $184,000, $125,000, and $136,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss), decreased or increased by the preferred stock dividends of $31,778, $37,219, and $41,527 for the years ending December 31, 2006, 2005 and 2004, respectively, by the weighted average number of common shares outstanding for the year.

Diluted net income (loss) per share is computed by dividing net income (loss) decreased or increased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the year. The dilutive effect of 1,309,500 stock options and warrants has been included in the computation of diluted net income per share for the year ended December 31, 2006. In addition, the effect of the "as if" conversion of the preferred stock into 174,217 shares of common stock has been included in the diluted net income per share computation. The dilutive effect of 5,666,581 stock options and warrants has been included in the computation of diluted net income per share for the year ended December 31, 2005. In addition the dilutive effect of 31,200 shares issued for the conversion of preferred stock into common stock has been included in the diluted computation for the year ended December 31, 2005. 19,500 options for the year ended December 31, 2005, and 3,529,581 warrants and

1,097,000 options for the year ended December 31, 2004 are not included in the diluted loss per share computations as they are anti-dilutive. At December 31, 2005 and 2004, the as-if conversion of the preferred stock outstanding into 177,976 and 209,176 shares of common stock, respectively, have been excluded from the computations of diluted loss per share for the years ended December 31, 2005 and 2004 as the effect is anti-dilutive.

The following table provides reconciliation between basic and diluted net income
(loss) per share attributable to common stockholders:

                                                             Years Ended December 31,

                                                     2006            2005            2004
Numerator:
Net income (loss) attributable to common
    stockholders                                $  8,589,792   $  1,702,656    $   (389,567)

Preferred stock dividends                             31,778         37,219          41,527
                                                ------------   ------------    ------------

Numerator for diluted net income (loss) per
    share                                       $  8,621,570   $  1,739,875    $   (348,040)
                                                ============   ============    ============

Weighted average number of shares outstanding:

Denominator for basic net income (loss) per
      share                                          8,840,061      8,540,701       8,463,023

Shares issuable from asumed exercise of stock
    options and warrants                             487,527      2,075,680            --

Shares issuable from assumed conversion of
    preferred stock                                  174,217         27,180             --
                                                ------------   ------------    ------------
Diluted                                            9,501,805     10,643,561       8,463,023
                                                ============   ============    ============
Net income (loss) per share attributable to
    common stockholders:

Basic                                                 $ 0.97          $ 0.20         $ (0.05)

Diluted                                               $ 0.91          $ 0.16         $ (0.05)


Fair Value of Financial Information

In accordance with the reporting requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the consolidated financial statements when the fair value is different than carrying value of these financial instruments. The estimated fair value of cash equivalents, accounts receivable, prepaid expenses and other current assets, line of credit, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123R. The Company's adoption of SFAS 123R had no impact on the Company's consolidated financial statements as of and for the year ended December 31, 2006 as a result its own option activity; however, UPG recorded a $2,175,035 non-cash charge for stock-based compensation that is included in our consolidated results of operations for the year ended December 31, 2006. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. All of the Company's options outstanding at the beginning of the period ended December 31, 2006 were fully vested; therefore, there is no Company related stock-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2006 except as noted above regarding UPG's recording of a $2,175,035 non-cash charge for stock-based compensation.

Zunicom did not grant stock-based compensation during 2006 and all other stock options granted prior to 2006 were fully vested as of January 1, 2006. There was no effect on earnings or basic or diluted earnings per share for the year ended December 31, 2006.

     Pro Forma Presentation for Periods Prior to the Adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2005 and 2004. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, net income (loss) and income (loss) per share would have been increased (decreased) as indicated below:


                                                           2005         2004
                                                     ------------- ----------
Net income (loss) attributable to common
    stockholders as reported                         $  1,702,656   $(389,567)
Add:  Stock-based employee compensation expense
   included in reported net income (loss)                    --          --
Deduct:  Stock-based compensation determined under
   fair value-based method for all awards                (643,207)   (141,041)
                                                     ------------- ----------
Pro forma net income (loss) attributable to common
   stockholders                                      $  1,059,449   $(530,608)
                                                     =============  ==========

Net income (loss) per share attributable to common
   stockholders as reported:
     Basic                                           $       0.20   $   (0.05)
                                                     ============   =========
     Diluted                                         $       0.16   $   (0.05)
                                                     ============   =========
Pro forma:
     Basic                                           $       0.12   $   (0.06)
                                                     ============   =========
     Diluted                                         $       0.10   $   (0.06)
                                                     ============   =========


         Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal year ending December 31, 2005:

                                                                      2005
                                                                    --------
                Weighted average grant date fair value.......         $0.60
                Weighted average assumptions used:
                   Expected dividend yield...................          0.0%
                   Risk-free interest rate...................          3.0%
                   Expected volatility.......................        111.0%
                   Expected life (in years)..................          4

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Accounting for Warrants

The Company applies EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options and warrants issued to non-employees. EITF 96-18 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 will be adopted in the first quarter of 2007. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial statements.

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

NOTE C - INVENTORIES

Inventories at December 31, 2006 and 2005 consist of the following:


                                                    2006 (a)            2005
                                                -------------      ------------
Battery inventory                               $       --         $  9,973,048

Security related inventory                              --            8,581,729

Electronic components inventory                         --              706,217

Business center inventory                             20,142             42,079

Inventory obsolescence reserve                          --             (158,663)
                                                -------------      ------------
                                                $     20,142       $ 19,144,410
                                                =============      ============

(a) The battery, security related and electronic components inventories and the related obsolescence reserve relating to UPG were deconsolidated on the Deconsolidation Date.

NOTE D  - NOTES RECEIVABLE

During 2006 UPG declared $3,964,000 of dividends to Zunicom. $3,000,000 of these dividends is evidenced by an unsecured note receivable, which has a maturity date of June 20, 2012 and which bears interest at the rate of 6% per annum. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $187,500 beginning September 20, 2008.

At December 31, 2006 UPG also owed Zunicom an additional $2,850,000, reflecting the tax benefit of the consolidated losses used to offset UPG's taxable income. The obligation is evidenced by an unsecured note bearing interest at 6% per annum and maturing June 20, 2012. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $178,125 beginning September 20, 2008.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

Following is a summary of UPG's financial information as of December 31, 2006 and for the years ended December 31, 2006 and 2005 (in thousands):

                                December 31, 2006
                                -----------------

                    Assets                        Liabilities and Equity
---------------------------------------    -------------------------------------
Current Assets               $   47,649    Current Liabilities          $ 26,678

Property and Equipment - net        437    Other liabilities                 278

Other Assets                         33    Notes payable to Zunicom, Inc.  5,850


                                           Shareholders' Equity           15,313
                             ----------                                 --------


Total Assets                 $   48,119    Total Liabilities and Equity $ 48,119
                             ==========                                 ========



                            Years Ended December 31,
                          ----------------------------

                                                           2006          2005
--------------------------------------------------    -----------   -----------
Net revenues                                          $    92,583   $    81,275
Cost of revenues                                           79,426        70,960
Gross profit                                               13,157        10,315
Operating expenses                                         11,803         7,889
Income from operations                                      1,354         2,426
Interest expense                                             (834)         (490)
Other income (expense)                                         40            12
Income from operations before income tax provision            561         1,948
Income tax provision                                         (273)         (814)
                                                      -----------   -----------
Net income                                            $       288   $     1,134
                                                      ===========   ===========


At December 31, 2006 the carrying value of our investment in UPG was $6,125,383. The market value of our remaining 2,000,000 shares of UPG common stock was approximately $14,200,000 based on the closing price per share at December 31, 2006 of $7.10.

Line of Credit

UPG has a $16 million line of credit with Compass Bank that expires May 5, 2007. As of the Deconsolidation Date, the balance due under this line of credit is no longer consolidated in the Company's Balance Sheets. At December 31, 2005 $9,261,435 was outstanding under the line of credit. Zunicom has guaranteed payment on the line of credit (see Note N).

NOTE F - NOTES PAYABLE-RELATED PARTIES AND LONG-TERM DEBT

Notes payable-related parties and long-term debt at December 31, 2006 and 2005 consists of the following:
                                                          2006           2005
                                                       ---------      ---------
       Note  payable  to  a  related  party,  with
       interest  payable  monthly  at  20.5%,  and
       principal due at maturity (March 27, 2006),
       guaranteed  by Zunicom,  with first lien on
       all  AlphaNet  assets  and  second  lien on
       AlphaNet   common  stock  (see   additional
       discussion in Note  G).....................     $       -      $ 138,792

       Note  payable  to  a  related  party,  with
       interest  payable  monthly  at  20.5%,  and
       principal due at maturity (March 27, 2006),
       guaranteed  by Zunicom,  with first lien on
       all  AlphaNet  assets  and  second  lien on
       AlphaNet   common  stock  (see   additional
       discussion  in  Note   G)..................             -         78,336

       Other.......................................            -         46,307
                                                       ---------      ---------
                                                               -        263,435
       Less current maturities.....................            -       (238,096)
                                                       ---------      ---------
         Long-term portion.........................    $       -      $  25,339
                                                       =========      =========
These notes were paid in full during 2006.


NOTE G - RELATED PARTY TRANSACTIONS

The Company received dividends totaling $3,964,000 from UPG during the year ended December 31, 2006 of which $3,000,000 is recorded as a note receivable from UPG as of December 31, 2006 (See Note D). The Company received cash dividends from UPG of $964,000 during the year ended December 31, 2006.

At December 31, 2006 the Company has a note receivable totaling $2,850,000 from UPG. (See Note D).

As of December 31, 2006 the Company recorded $603,614 as a capital contribution to UPG in connection with a portion of the UPG's current allocation of income tax expense which has been forgiven by us.

The Company leased its office and certain warehouse space, from a partnership consisting of members of the family of a shareholder. Rent paid to the partnership was $0, $16,800 and $100,800 for the years ended December 31, 2006, 2005 and 2004, respectively. This lease required monthly payments of $8,400 through its expiration in February 2005.

During 1999, the Company borrowed $1,525,000 from a finance company that has an officer who is a relative of Zunicom's president. The loan requires interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 and was extended to March 27, 2006. This note was paid in full on March 9, 2006. The Company paid a loan origination fee of $150,737 related to the $1,525,000 note payable. As additional consideration, the finance company originally received warrants to purchase 116,703 shares of Zunicom common stock exercisable at $0.75 per share. The warrants vested immediately and had an original expiration date of October 20, 2004, but were further extended to expire on October 20, 2005. These warrants have since expired unexercised. The fair value of the warrants on the grant date of $91,255 was recorded as a discount to the original debt and was amortized over the original term of the debt. There was no value recorded for the modification of the expiration date of these warrants during 2004 as the Company determined that the fair value of the modified warrants was immaterial.

During 1999, the Company borrowed $1,000,000 from a finance company that has a principal who is also a shareholder of Zunicom. The loan carries monthly interest payments at 20.5% per annum. The principal was originally due on October 21, 2001 and was extended to March 27, 2006. This note was paid in full on March 9, 2006. The Company paid a loan origination fee of $98,828 related to the $1,000,000 note payable. As additional consideration, the finance company originally received warrants to purchase 76,514 shares of Zunicom common stock exercisable at $0.75 per share. The warrants vested immediately and had an original expiration date of October 20, 2004, but were extended during 2004 to October 20, 2005. These warrants have since expired unexercised. The fair value of the warrants on the grant date of $59,839 was recorded as a discount to the original debt and was amortized over the original term of the debt. There was no value recorded for the modification of the expiration date of these warrants during 2004 as management determined that the fair value of the modified warrants was immaterial.

Also during 1999, the Company engaged an investment company, in which the Company's president is a director and shareholder to act as sales agent in a private placement transaction. The investment company received a placement fee of 500,000 warrants as consideration for these services rendered. In addition, the Company retained the investment company to refinance certain outstanding indebtedness. The investment company received an additional 550,000 warrants in consideration for these services rendered. The 1,050,000 warrants are exercisable at $0.75 per share and had an original expiration date of October 20, 2004, but were extended to October 20, 2005. These warrants expired unexercised.

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

On February 23, 2006, Caspic exercised the 250,000 warrants, and the Company received cash proceeds totaling $182,500.

NOTE H - SHAREHOLDERS' EQUITY

The outstanding Class A preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2006 the Company has paid all dividends which have accrued on the preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. During the years ended December 31, 2006, 2005 and 2004, 2,000, 15,600 and 10,000, respectively, shares of outstanding preferred stock were converted into 4,000, 31,200 and 20,000, respectively, shares of common stock. In addition, 17,644, 34,002 and 47,378, respectively, shares of common stock were issued to pay dividends on the preferred stock during the years ended December 31, 2006, 2005 and 2004.

During 2006, 250,000 shares were issued pursuant to the exercise of 250,000 warrants. During the years ended December 31, 2006, 2005 and 2004, 5,000, 37,500 and 25,000, respectively, shares were issued pursuant to employee exercises of stock options.

NOTE I - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2006 and 2005 consist of the following:
                                                      2006              2005
                                                  -----------       -----------
Current deferred tax asset                        $      --         $   209,465
Current deferred tax liability                           --                --
Valuation allowance                                      --            (209,465)
                                                  -----------       -----------
Net current deferred tax asset                    $      --         $      --
                                                  ===========       ===========
Non-current deferred tax asset                    $   829,130       $ 4,471,962
Non-current deferred tax liability                 (4,653,352)         (476,107)
Valuation allowance                                      --          (3,995,855)
                                                  -----------       -----------
Net non-current deferred tax asset (liability)    $(3,824,222)      $      --
                                                  ===========       ===========

Significant components of our deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:
                                                      2006              2005
                                                  -----------       -----------
Net operating loss carry forwards                $    754,737       $ 4,471,762
Book/tax difference in investment in UPG           (1,608,378)               --
Excess loss account                                (3,044,973)               --
Depreciation                                           51,841          (476,107)
Accrued bonus                                           6,858            51,056
Allowance for doubtful accounts                         1,662            76,973
Allowance for inventory obsolesce                          --            53,945
Other accrued expenses                                 14,031            27,691

The Company's provision for income taxes for the years ended December 31, 2006, 2005 and 2004 is comprised as follows:

                                            2006          2005        2004
                                         ----------    ---------    ---------
      Current income tax expense        $  478,526     $      --    $      --
      Deferred income tax expense        3,824,222            --           --
                                         ----------    ---------    ---------
      Provision for income taxes        $4,302,748     $      --    $      --
                                        ==========     =========    =========

At December 31, 2006 Zunicom has recorded deferred tax liabilities totaling $3,824,222. These liabilities consist primarily of the book/tax differences in Zunicom's investment in UPG totaling $1,608,378 (see Note B) and the excess loss Account totaling $3,044,973. This excess loss account is related to Zunicom's use of AlphaNet's net operating losses in excess of Zunicom's tax basis in its investment in AlphaNet. These net operating losses were used primarily in 2006 to offset Zunicom's taxable income. The liability recorded at December 31, 2006 represents Zunicom's liability to the Internal Revenue Service for the use of these net operating losses in the event that the excess loss account is triggered by a change in control of AlphaNet. Future changes in Zunicom's investment in AlphaNet may effect the balance of this excess loss account and related deferred tax liability.

During 2006 the Company utilized approximately $11,000,000 of net operating loss carryforwards to offset taxable income. The net operating loss available at December 31, 2006 totals approximately $2,000,000 and begins to expire in 2024. The current and net non-current deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

The Company's income tax expense for the years ended December 31, 2006, 2005 and 2004 differed from the statutory federal rate of 34 percent as follows:

                                               2006         2005         2004
                                            ---------    ---------    ---------
Statutory rate applied to income (loss)
before income taxes                       $ 4,317,299    $ 591,558    $(118,334)

Increase (decrease) in income taxes
resulting from:

Amounts not deductible for federal income
tax purposes                                  879,538       61,232       51,945

Change in valuation allowance              (4,205,320)    (647,411)     212,352
Effect of deconsolidation of UPG              268,558          --          --
Effect of excess loss account               3,044,973          --          --
Other                                          (2,300)      (5,379)    (145,963)
                                          -----------    ---------    ---------
Income tax expense                        $ 4,302,748    $     --     $    --
                                           -----------    ---------    ---------

NOTE J - ISSUANCE OF SUBSIDIARY'S COMMON STOCK

On December 27, 2006, our wholly-owned subsidiary, Universal Power Group, Inc. completed its initial public offering, or IPO at $7.00 per share for 3,000,000 shares of its common stock including 1,000,000 shares that were owned by Zunicom. Prior to the IPO, UPG was our wholly-owned subsidiary and its financial position, results of operations and cash flows were consolidated with ours. As a result of UPG's IPO, our ownership interest in UPG was reduced to 40 percent.

We received net proceeds of $6,510,000 from the IPO and recognized a gain of $5,686,929 which represented the excess proceeds received over the net book value of UPG's shares we sold in the IPO.

In accordance with SEC Staff Accounting Bulletin (SAB) NO. 51 we also recognized a gain on UPG's equity transactions related to the IPO in the amount of $6,654,201 which represented the difference between the carrying value of our investment in UPG and our ownership interest in UPG's net book value.

NOTE K - CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

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

During the years ended December 31, 2006, 2005 and 2004, one UPG customer accounted for 47%, 55% and 51% of the Company's total revenues. The loss of this significant customer would materially decrease the Company's total revenue.

A significant portion of UPG's inventory purchases are from two suppliers representing approximately 42% and 28% for the year ended December 31, 2006, approximately 44% and 22% for 2005 and approximately 44% and 19% for 2004. UPG purchased approximately 61%, 70% and 61%, respectively for years ending December 31, 2006, 2005 and 2004, of its product through domestic sources with the remainder purchased from international sources, predominantly in the Pacific Rim and mainland China. The majority of UPG's international purchases are coordinated through an independent consultant. UPG does not anticipate any changes in the relationships with this consultant or these suppliers; however, if such a change were to occur, UPG has alternative sources available.

NOTE L - STOCK OPTIONS AND WARRANTS

Compensatory Stock Options

On July 19, 1995, the Board of Directors approved the 1995 Incentive Stock Plan ("1995 Plan") which provided for 125,000 common stock options to be issued through December 31, 1999. At December 31, 2006, 2005 and 2004, there were 0, 0 and 49,500, respectively, options outstanding under the 1995 Plan.

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. At December 31, 2006, 2005 and 2004, there are 1,054,500, 1,059,500 and 1,010,000 options, respectively, outstanding under the 1999 Plan.

On June 24, 2000, the Board of Directors approved the 2000 Incentive Stock Option Plan ("2000 Plan") under which 2,000,000 common stock options may be issued. At December 31, 2006, 2005 and 2004, there are no options outstanding under the 2000 Plan.

The Board of Directors of the Company determines for all option grants, the term of each option, the option exercise price within limits set forth under the option plans, the number of shares for which each option is granted and the rate at which each option is exercisable.

Stock Incentive Plan Summary

A summary of the Company's compensatory stock option plans as of and for the years ended December 31, 2006, 2005 and 2004 are as follows:

                                                                      Range of
                                                Weighted Average      Exercise
                                      Options    Exercise Price        Prices
                                     ---------  ----------------    ------------

Outstanding at January 1, 2004       1,214,500       $ 0.85       $ 0.72 - 1.75

Exercised                              (25,000)        0.72                0.72

Cancelled                             (130,000)        0.75                0.75
                                     ---------
Outstanding at December 31, 2004     1,059,500         0.87         0.75 - 1.75

Expired                             (1,059,500)        0.87         0.75 - 1.75

Granted                              1,059,500         0.84         0.81 - 0.90
                                     ---------
Outstanding at December 31, 2005     1,059,500         0.84         0.81 - 0.90

Exercised                               (5,000)        0.81                0.81
                                     ---------
Outstanding at December 31, 2006     1,054,500         0.84         0.81 - 0.90
                                     =========

All options outstanding as of December 31, 2006 are from the 1999 Plan.

Stock Options Outstanding and Exercisable


Information related to stock options outstanding at December 31, 2006 is summarized below:



                                                 Options Outstanding                Options Exercisable
                                      -----------------------------------------    ----------------------
                                                      Weighted        Weighted                  Weighted
                                                       Average         Average                    Average
                                      Outstanding     Remaining        Exercise    Exercisable   Exercise
Exercise Price                        At 12/31/06  Contractual Life     Price      At 12/31/06     Price
                                      -----------  ----------------  ----------    -----------  ---------
$0.81 - $0.90                          1,054,500       1.1 Years         $0.84      1,054,500       $0.84


These stock options have an intrinsic value of approximately $1,096,000 at December 31, 2006.

Other Options

37,500 Stock options granted pursuant to a severance agreement in 1999 were exercised on October 31, 2005 at an exercise price $0.75 per share for total proceeds of $28,125. There are no other non-compensatory stock options outstanding at December 31, 2006.

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

During 1999, the Company issued warrants to purchase 193,217 shares of common stock at $0.75 per share associated with loans from two related parties (see additional discussion in NOTE G). The warrants vested immediately and originally expired October 20, 2004. During 2004, the Board of Directors extended the expiration date to October 20, 2005. During the year ended December 31, 2005 these warrants expired unexercised.

During 1999 the Company issued warrants to purchase 1,050,000 shares of common stock at $0.75 per share to a related party for fund raising and the arrangement of certain debt (see additional discussion in NOTE G). The warrants vested immediately and originally expired October 20, 2004. During 2004, the Board of Directors extended the expiration date to October 20, 2005. During the year ended December 31, 2005 these warrants expired unexercised.

During 2000, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share to a related party for a loan to the Company totaling $500,000 (see additional discussion in NOTE G). The warrants vested immediately and originally expired February 24, 2005. During 2004, the Board of Directors extended the expiration date to February 24, 2006. On February 23, 2006 the 250,000 warrants were exercised for shares of common stock.


NOTE M - SEGMENTS

Through the Deconsolidation Date, the battery and third party fulfillment sales segment represents the operations of UPG, which includes the stocking and sales of battery, battery related products, passive electronic components, and security and security-related products. The hospitality service operations of AlphaNet provide private in-room facsimile and office business centers for the use of business travelers. These segments were identified based on the different nature of the services, locations and, in general, the type of customers.

A summary of the segment financial information reported to the chief operating decision maker is as follows:

                          Year Ended December 31, 2006
                          ----------------------------

                                                  Facsimile
                                  Battery and   and Business
                                  Fulfillment      Center      Adjustment    Consolidated
                                  -----------   ------------   ----------    ------------
Revenue                           $92,587,441   $ 1,749,428    $      --     $94,336,869

Depreciation and amortization         154,197       142,323            350       296,870

Interest Expense                      823,153         8,690          3,488       835,331

Segment income (loss)                 778,491      (106,556)     8,201,781     8,621,570

Segment assets                              0       362,649     20,222,381    20,585,030

Capital expenditures by segment        94,497       143,822          3,738       242,057


                          Year ended December 31, 2005
                          ----------------------------

                                                  Facsimile
                                  Battery and   and Business
                                  Fulfillment      Center      Adjustment    Consolidated
                                  -----------   ------------   ----------    ------------
Revenue                           $81,275,175   $ 1,815,613    $      --     $83,090,788

Depreciation and amortization         137,978       166,119          1,862       305,959

Interest Expense                      490,096       129,030            248       619,374

Segment income (loss)               2,428,126      (145,095)      (543,156)    1,739,875

Segment assets                     28,943,880       370,127        550,610    29,864,617

Capital expenditures by segment       185,649       172,339           --         357,988


                          Year Ended December 31, 2004
                          ----------------------------

                                                  Facsimile
                                  Battery and   and Business
                                  Fulfillment      Center      Adjustment    Consolidated
                                  -----------   ------------   ----------    ------------
Revenue                           $67,159,545   $ 1,987,515    $      --     $69,147,060

Depreciation and amortization         130,852       437,856          1,862       570,570

Interest Expense                      445,860       177,390          9,500       632,750

Segment income (loss)               1,184,793    (1,019,215)      (513,618)     (348,040)

Segment assets                     21,866,158       471,114        283,750    22,621,022

Capital expenditures by segment       143,219        88,805           --         232,024

The adjustments represent Zunicom's assets, depreciation and amortization related to corporate assets, corporate expenses, and corporate capital expenditures to reconcile segment balances to consolidated balances. The 2006 income adjustment includes Zunicom's gains on the sale of investment and on equity transactions of UPG.

NOTE N - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company, through its subsidiaries, leases certain office and warehouse facilities under various non-cancelable operating leases.

Minimum future payments on these leases as of December 31, 2006 are as follows:



          Years ending December 31,

          2007                                                $  76,071

          2008                                                   27,583

          2009                                                    9,194
                                                              ---------
                                                              $ 112,849
                                                              =========

UPG's Rent expense for the years ended December 31, 2006, 2005 and 2004 totaled approximately $595,000, $451,000, and $464,000, respectively. Rent expense for Zunicom and AlphaNet totaled approximately $143,000, $126,000, and $148,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

Line of Credit

The Company has guaranteed payment of a line of credit owed by UPG to a financial institution. The line of credit is secured by the assets of UPG. At December 31, 2006, the outstanding balance owed by UPG under the $16,000,000 line of credit guaranteed by the Company was $14,573,595. In the event UPG defaults on its obligation, the Company would be required to make cash payments equal to the unpaid balance of the line of credit plus all accrued penalties and interest. The line of credit matures May 5, 2007 and is in the process of being renewed with Zunicom being removed as a guarantor. The risk level of this guarantee is mitigated by UPG's collateral pledged to secure the line of credit.

NOTE O - LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of these matters will have a material adverse effect on our consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

NOTE Q - QUARTERLY FINANCIAL RESULTS (Unaudited)

                                          1st            2nd            3rd            4th
                                        Quarter        Quarter        Quarter        Quarter          Total
                                     ------------   ------------   ------------   ------------    ------------
2006
Revenues                             $ 21,197,221   $ 23,956,711   $ 24,184,727   $ 24,998,210    $ 94,336,869
Gross profit                            3,246,726      3,574,766      3,778,091      3,797,024      14,396,605
Income  from operations                   654,760        834,882        969,562     (1,088,260)      1,370,994
Net income                                461,085        620,766        712,600      6,827,119       8,621,570
Net income  attributable to common
stockholders                              452,278        613,118        704,973      6,819,423       8,589,792
Weighted average shares:
        Basic                           8,718,896      8,873,836      8,879,057      8,886,189       8,840,061
        Diluted                         9,518,023      9,486,343      9,500,071      9,600,276       9,501,805
Income per share attributable to
common stockholders:
        Basic                                0.05           0.07           0.08           0.77            0.97
        Diluted                              0.05           0.06           0.07           0.71            0.91

2005
Revenues                             $ 17,828,398   $ 20,955,916   $ 22,567,876   $ 21,738,598    $ 83,090,788
Gross profit                            2,455,836      3,008,883      3,337,732      2,846,717      11,649,168
Income  from operations                   386,981        645,120        913,775        422,460       2,368,336
Net income                                242,266        483,615        756,748        257,246       1,739,875
Net income  attributable to common
stockholders                              232,085        474,689        747,008        248,874       1,702,656
Weighted average shares:
        Basic                           8,516,186      8,528,281      8,538,081      8,551,785       8,540,701
        Diluted                         9,168,261      9,122,041     10,674,298      9,882,728      10,643,561
Income per share attributable to
common stockholders:
        Basic                                0.03           0.06           0.09           0.03            0.20
        Diluted                              0.03           0.05           0.07           0.03            0.16

NOTE R - SUBSEQUENT EVENTS

The Company declared a cash dividend of $0.80 per share in March, 2007 totaling $7,153,122 to shareholders of its common stock. The dividend was paid on March 23, 2007 primarily from proceeds received from the sale of 1,000,000 shares of common stock of UPG that the Company sold in UPG's IPO.

                         Zunicom, Inc. and Subsidiaries
                                  Item 15(a)(2)
                 Schedule II - Valuation and Qualifying Accounts

                                              Additions
                                 Balance at    charged                 Balance
                                 beginning    to expense     (a)        at end
              Description        of period     or other  Deductions    of period
-------------------------------  ----------   ---------- ----------   ----------

Inventory obsolescence reserve:
    Year ended:

       December 31, 2006         $  158,663   $ 50,000   $(208,663)   $      --

       December 31, 2005            263,313     63,910    (168,560)      158,663

       December 31, 2004            676,533     51,468    (464,688)      263,313


Accounts receivable reserve:
    Year ended:

       December 31, 2006         $  226,391   $131,017   $(352,519)   $    4,889

       December 31, 2005            249,447    180,852    (203,908)      226,391

       December 31, 2004            279,575    346,951    (377,079)      249,447


Deferred tax asset valuation:
    Year ended:

       December 31, 2006         $4,205,320 $      --  $(4,205,320)   $      --

       December 31, 2005          4,852,731        --     (647,411)    4,205,320

       December 31, 2004          4,640,379    212,352         --      4,852,731



(a) December 31, 2006 includes reductions of $200,715 and $326,129 respectively for inventory obsolescence reserve and accounts receivable reserve reflecting the deconsolidation of UPG as of the Deconsolidation Date.