Form 10-Q
period 2007-03-31
ZUNICOM INC
filed 2007-05-22
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________

                         Commission file number: 0-27210

                                  Zunicom, Inc.
             (Exact name of registrant as specified in its charter)

                TEXAS                                     75-2408297
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  4315 West Lovers Lane, Dallas, Texas                       75209
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

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                  Yes [ ] No [X]

     As of April 30, 2007, 8,946,000 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheets at March 31, 2007
and December 31, 2006. . . . . . . . . . . . . . . . . . . . . . . .   4

Unaudited Consolidated Statements of Operations for the three
months ended March 31, 2007 and 2006 . . . . . . . . . . . . . . . .   6

Unaudited Consolidated Statements of Cash Flows for the three
months ended March 31, 2007 and 2006 . . . . . . . . . . . . . . . .   8

Notes to Unaudited Consolidated Financial Statements . . . . . . . .  10

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  17

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   17


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  18

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  18

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements


                          ZUNICOM, INC. AND SUBSIDIARY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      March 31,   December 31,
                                                        2007         2006
                                                   -------------  -------------
CURRENT ASSETS
  Cash and cash equivalents                        $     740,940  $   8,259,709
  Accounts receivable - trade, net of
    allowance for doubtful accounts of
    $4,889 and $4,889                                     14,889         23,232
  Interest receivable from unconsolidated investee             -         10,578
  Inventories - finished goods                            17,527         20,142
  Prepaid expenses and other current assets               50,367         70,426
                                                   -------------  -------------
     Total current assets                                823,723      8,384,087

PROPERTY AND EQUIPMENT
  Business center equipment                              962,193        972,832
  Machinery and equipment                                 24,870         24,870
  Computer equipment                                     147,916        145,454
  Furniture and fixtures                                  33,298         33,298
  Leasehold improvements                                 122,365        122,365
                                                   -------------  -------------
                                                       1,290,642      1,298,819

  Less accumulated depreciation and amortization      (1,089,104)    (1,073,259)
                                                   -------------  -------------
      Net property and equipment                         201,538        225,560
                                                   -------------  -------------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE          5,850,000      5,850,000

INVESTMENT IN UNCONSOLIDATED INVESTEE                  6,291,083      6,125,383
                                                   -------------  -------------
TOTAL ASSETS                                       $  13,166,344  $  20,585,030
                                                   =============  =============











            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,   December 31,
                                                        2007         2006
                                                   -------------  -------------
CURRENT LIABILITIES
  Accounts payable                                 $     201,470  $     237,310
  Accrued liabilities                                    200,942        395,633
  Due to unconsolidated investee                               -        186,619
                                                   -------------  -------------
     Total current liabilities                           402,412        819,562

NON-CURRENT DEFERRED TAX LIABILITY                     3,824,222      3,824,222

TOTAL LIABILITIES                                      4,226,634      4,643,784

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value,
   1,000,000 shares authorized; 61,988 and
   86,988 Class A Preferred Shares issued
   and outstanding; liquidation preference
   of $325,437 as of March 31, 2007                       61,988         86,988
  Common stock - $0.01 par value;
   50,000,000 shares authorized; 8,946,000
   and 8,891,394 shares issued and out-
   standing                                               89,460         88,914
  Additional paid-in capital                           8,684,166     14,818,893
  Retained earnings                                      104,096        946,451
                                                   -------------  -------------
        Total stockholders' equity                     8,939,710     15,941,246
                                                   -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  13,166,344  $  20,585,030
                                                   =============  -============

















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2007 and 2006

                                                          2007         2006
                                                     ------------  ------------
REVENUES
  Sales                                              $          -  $ 20,740,624
  Service revenue                                         385,852       456,597
                                                     ------------  ------------
                                                          385,852    21,197,221
COST OF REVENUES
  Cost of goods sold                                            -    17,810,005
  Direct servicing costs                                  110,566       140,490
                                                     ------------  ------------
                                                          110,566    17,950,495
                                                     ------------  ------------
GROSS PROFIT                                              275,286     3,246,726

OPERATING EXPENSES
  Selling, general and administrative                     443,920     2,516,139
  Depreciation and amortization of
    property and equipment                                 33,168        75,827
                                                     ------------  ------------
                                                          477,088     2,591,966
                                                     ------------  ------------
INCOME (LOSS) FROM OPERATIONS                            (201,802)      654,760

OTHER EXPENSES
  Interest income (expense) net, including
    $86,548 and ($7,890)from related parties              157,620      (189,773)
  Equity in earnings of investee                          147,184             -
  Gain on equity transactions of investee                  18,515             -
  Other, net                                               (8,910)       (3,902)
                                                     ------------  ------------
                                                          314,409      (193,675)
                                                     ------------  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                  112,607       461,085
                                                     ------------  ------------
PROVISION FOR INCOME TAXES                                      -             -
                                                     ------------  ------------














            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2007 and 2006
                                  (continued)

                                                          2007         2006
                                                     ------------  ------------
NET INCOME                                           $    112,607  $    461,085
                                                     ============  ============
Net income attributable to common stockholders       $    104,096  $    452,278
                                                     ============  ============
Net income per share attributable to common
    stockholders
    Basic                                            $       0.01  $       0.05
                                                     ============  ============
    Diluted                                          $       0.01  $       0.05
                                                     ============  ============
Cash dividends per share                             $       0.80  $          -
                                                     ============  ============
Number of weighted average shares of common
    stock outstanding
    Basic                                               8,904,343     8,718,896
                                                     ============  ============
    Diluted                                             9,229,641     9,518,023
                                                     ============  ============






























            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2007 and 2006

                                                          2007         2006
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $    112,607  $    461,085
Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization of property
  and equipment                                            33,168        75,827
   Provision for bad debts                                      -        34,364
   Provision for obsolete inventory                             -        30,000
   Write off of property and equipment                      3,605           545
   Gain on equity transactions of investee                (18,515)            -
   Equity in earnings of investee                        (147,184)            -
   Non-cash stock-based compensation                       38,986             -
   Change in operating assets and liabilities:
     Accounts receivable - trade                            8,342       (29,357)
     Accounts receivable - other                           (2,925)       22,594
     Inventories                                            2,615       151,103
     Prepaid expenses and other current assets             33,562       170,476
     Other assets                                               -         1,850
     Accounts payable                                     (35,840)   (3,562,179)
     Accrued liabilities                                 (194,698)      355,531
     Due to investee                                     (186,619)            -
                                                     ------------  ------------
Net cash used in operating activities                    (352,896)   (2,288,161)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                     (12,751)      (51,181)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit                               -     2,534,453
   Proceeds from exercise of warrants                           -       182,500
   Repayment of notes payable - related party                   -      (217,128)
   Repayment of long-term debt                                  -        (5,134)
   Dividends paid on common stock                      (7,153,122)            -
                                                     ------------  ------------
Net cash provided (used in) by financing activities    (7,153,122)    2,494,691
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (7,518,769)      155,349

Cash and cash equivalents at beginning of period        8,259,709       731,626
                                                     ------------  ------------









            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2007 and 2006
                                  (continued)
                                                          2007         2006
                                                     ------------  ------------
Cash and cash equivalents at end of period           $    740,940  $    886,975
                                                     ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                        $         99  $    189,773
                                                     ============  ============
Income taxes paid                                    $    230,000  $          -
                                                     ============  ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

   Dividends paid through issuance of common stock   $      8,511  $      8,807
                                                     ============  ============
   Conversion of preferred stock to common stock     $     25,000  $          -
                                                     ============  ============

































            The accompanying footnotes are an integral part of these
                       consolidated financial statements.
                                       9

                          ZUNICOM, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2007. The results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2006.

In December 2006 the Company's previously wholly-owned subsidiary, Universal Power Group, Inc. ("UPG" or "Universal"), completed an underwritten initial public offering which resulted in the Company's ownership interest in UPG being reduced from 100 percent to its present ownership interest of 40 percent. The Company consolidated UPG in its financial statements until December 31, 2006 and currently accounts for UPG as an unconsolidated investee under the equity method of accounting. The Company has adopted the income statement gain recognition method of accounting for issuances of a subsidiary's stock in accordance with SEC Staff Accounting Bulletin No. 51.

Recent Accounting Pronouncements

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An
Interpretation of FASB Statement No. 109" (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to their financial statements as a result of its implementation of FIN 48.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115," (SFAS 159). This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating what effect the adoption of SFAS 159 will have on their financial statements.

NOTE B - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), is a provider of guest communication services to the hospitality market. Zunicom holds a 40 percent ownership interest in UPG, a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, provider of third-party logistics services and a custom battery pack assembler.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2007 includes compensation expense for fully vested stock-based payment awards granted prior to March 31, 2007. The Company had no stock-based compensation for the three month period ending March 31, 2006 as all outstanding options were fully vested at the beginning of the period.

   Valuation Assumptions

There were no options granted during the three months ended March 31, 2006. The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2007:

                                                   For the Three Months Ended
                                                        March 31, 2007
                                                        --------------
Weighted average grant date fair value                   $       1.56
Weighted average assumptions used:
  Expected dividend yield                                        0.00%
  Risk-free interest rate                                        4.60%
  Expected volatility                                             138%
  Expected life (in years)                                          5


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

   Activity and Summary

Stock option activity under the 1999 stock option plan was as follows:

                                                             Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------  -----------------
Options outstanding at December 31, 2006         1,054,500   $           0.84

      Granted                                       25,000   $           1.75

      Exercised                                         --   $             --

      Canceled, lapsed  or forfeited              (654,500)  $           0.81
                                           ---------------
Options outstanding at March 31, 2007              425,000   $           0.95
                                           ===============

Of the 1,054,500 options outstanding as of December 31, 2006, 654,500 lapsed as of February 25, 2007, in accordance with the terms of the 1999 Stock Option Plan. Under the terms of that plan, if the Company's interest in a subsidiary falls below 50%, employees of that subsidiary will no longer be considered employees of the Company for purposes of the Plan and any options they hold will lapse 60 days from the event which caused the Company's interest in the subsidiary to drop below 50%. Accordingly, certain employees of UPG were affected by the IPO of UPG, which resulted in the Company's interest in UPG to be reduced from 100% to 40%.

The following table summarizes stock options outstanding under the 1999 stock option plan at March 31, 2007:

                        Options Outstanding      Options Exercisable
                -------------------------------- --------------------
                             Weighted
                              Average
                             Remaining  Weighted             Weighted
                 Number of  Contractual  Average  Number of   Average
Range of          Options      Life     Exercise   Options   Exercise
Exercise Prices Outstanding (in years)   Price   Exercisable  Price
--------------- ----------- ----------- -------- ----------- --------
$ 0.90              400,000         2.4 $   0.90     400,000 $   0.90

$ 1.75               25,000         9.8 $   1.75      25,000 $   1.75
                ----------- ----------- -------- ----------- --------
$ 0.90 - $ 1.75     425,000         2.8 $   0.95     425,000 $   0.95
                =========== =========== ======== =========== ========

At March 31, 2007, the aggregate intrinsic value of options outstanding was $12,000 and the aggregate intrinsic value of options exercisable was $12,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price.

At March 31, 2007, all outstanding options were fully vested.

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $8,511 and $8,807 for the three months ending March 31, 2007 and 2006, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants.

The dilutive effect of 400,000 options has been included in the computation of dilutive net income per share for the three months ended March 31, 2007. 25,000 options and the "as-if" conversion of the preferred stock into 123,976 shares of common stock have been excluded from the diluted loss per share computation for the three months ended March 31, 2007 as they are anti-dilutive. For the three months ended March 31, 2006 the aggregate number of common stock equivalents that were excluded from the diluted net income per share calculation totaled 173,976 as they were anti-dilutive. For the three months ended March 31, 2006 the dilutive effect of 799,127 stock options and other common stock equivalents are included in the diluted net income per share calculation.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

UPG was a consolidated subsidiary of the Company for the three month period ended March 31, 2006 and is accounted for under the equity method of accounting for the three month period ended March 31, 2007. Following is a summary of financial information of UPG for the three months ended March 31, 2007 and 2006 (in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                           2007          2006
--------------------------------------------------    -----------   -----------
Net revenues                                          $    23,540   $    20,741
Cost of revenues                                           20,099        17,810
Gross profit                                                3,441         2,931
Operating expenses                                          2,637         2,175
Income from operations                                        804           756
Interest expense                                             (367)         (182)
Other income                                                  173             1
Income from operations before income tax provision            610           575
Income tax provision                                         (242)         (237)
                                                      -----------   -----------
Net income                                            $       368   $       338
                                                      ===========   ===========

At March 31, 2007 the carrying value of the Company's investment in UPG was $6,291,083. The market value of the 2,000,000 shares of UPG's common stock the Company owns was approximately $9,900,000 based on the closing price per share at March 31, 2007 of $4.95.

NOTE F - SHAREHOLDERS' EQUITY

During the three months ended March 31, 2007, the Company paid a cash dividend of $0.80 per share, totaling $7,153,122 to shareholders of its common stock. The dividend was paid on March 23, 2007 primarily from proceeds received from the sale of 1,000,000 shares of common stock of UPG that the Company sold in UPG's IPO.

During the three months ended March 31, 2007, the Company paid dividends of $8,511 on the class A Preferred Stock through the issuance of 4,606 shares of the Company's common stock.

NOTE G - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

NOTE H - COMMITTMENTS

The Company has guaranteed payment of a line of credit owed by UPG to a financial institution. The line of credit is secured by the assets of UPG. At March 31, 2007, the outstanding balance owed by UPG under the $16,000,000 line of credit guaranteed by the Company was $15,639,595. In the event UPG defaults on its obligation, the Company would be required to make cash payments equal to the unpaid balance of the line of credit plus all accrued penalties and interest. The line of credit originally expired May 5, 2007 but has been extended for 45 days to June 19, 2007. The line of credit is in the process of being renewed and Zunicom believes that they will be removed as a guarantor. The risk level of this guarantee is mitigated by UPG's collateral pledged to secure the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Unaudited Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2006.


RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its wholly-owned subsidiary, AlphaNet.

REVENUES

For the three month period ended March 31, 2007, Zunicom had consolidated revenues of $385,852 compared to $21,197,221 for the similar period in 2006, a decrease of $20,811,369 or 98.2%. Effective with UPG's IPO in December 2006, UPG's financial results are no longer consolidated with those of Zunicom. Of the $20,811,369 decrease in revenue, $20,740,624 or 99.7% is due to the deconsolidation of UPG.

AlphaNet had revenues of $385,852 for the three month period ended March 31, 2007, compared to revenues of $456,597 for the similar period in 2006, a decrease of $70,745, or 15.5%. Of the $70,745 decrease in revenue, $33,570 is due to the continuing decline of the InnFax(TM) product driven by the competition of in-room internet service. The remaining $37,175 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product and decreased renewals.

COST OF REVENUES

For the three month period ended March 31, 2007, Zunicom's consolidated cost of revenues is $110,566 compared to cost of revenues of $17,950,495 for the similar period in 2006, an decrease of $17,839,929 or 99.4%.

Of the total decrease in cost of revenues, $17,810,005 is due to the deconsolidation of UPG. The remaining decrease in the cost of revenues of $29,924 is due to AlphaNet's decrease in revenues.

The direct servicing costs of AlphaNet's InnFax(TM) product continue to decline as contracts continue to expire and AlphaNet is no longer marketing or installing the InFax product. In addition, direct servicing costs for the

Office(TM) product also declined principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in new installations.

OPERATING EXPENSES

For the three month period ended March 31, 2007, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $477,088 compared to $2,591,966 for the similar period in 2006, a decrease of $2,114,878 or 81.6%.

Of the total decrease in operating expenses, $2,080,178 is due to the deconsolidation of UPG. The remainder of the decrease of $34,700 is due to a decrease in operating expenses of AlphaNet of $94,883 offset by increases in Zunicom's expenses of $60,183.

AlphaNet's selling, general and administrative expenses for the three month period ending March 31, 2007 were $287,324 compared to $382,207 for the similar period in 2006, a decrease of $94,883 or 24.8%. The decrease is primarily attributable to decreased employment costs due to the reduction of one position, decreased equipment costs and decreased travel expenses.

Zunicom's selling, general and administrative expenses for the three month period ending March 31, 2007 were $189,764 compared to $129,581 for the similar period in 2006, representing an increase of $60,183 or 46.4%. The increase is attributable to increased legal fees, consulting fees and accounting fees in connection with its on-going operations after the deconsolidation of UPG.

For the three month period ending March 31, 2007, the Company recorded $33,168 in depreciation and amortization expense compared to $75,827 in 2006. The decrease is principally due to the deconsolidation of UPG.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income / expense represents income of $157,620 for the three month period ended March 31, 2007 compared to an expense of $189,773 for the similar period in 2006, an overall net increase in income of $347,393. The increase is due to the deconsolidation of UPG and the elimination of borrowings under the UPG line of credit from Zunicom's consolidated financial results offset by interest income from notes receivable from UPG.

Equity in earnings of investee of $147,184 and gain on equity transactions of investee of $18,515, respectively, represents Zunicom's share of UPG's net income for the three month period ended March 31, 2007 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $740,940 at March 31, 2007.

Net cash used in operations was $352,896 for the three month period ending March 31, 2007. The cash used in operating activities is primarily attributable to net income of $112,607, $33,168 in depreciation and amortization, and $38,986 in stock based compensation and a decrease in prepaid expenses and other current assets of $33,562, offset by equity in earnings of UPG of $147,184, gain on equity transactions of UPG of $18,515, and decreases in accrued liabilities of $194,698, accounts payable of $35,840 and payable to related party of $186,619.

Net cash used by investing activities for the three-month period ended March 31, 2007, related to purchases of property and equipment was $12,751.

Net cash used in financing activities for the three-month period ended March 31, 2007 was $7,153,122 representing payment of a cash dividend $0.80 per share on the Company's common stock.

Zunicom's primary sources of cash in 2007 will be from the operations of AlphaNet and the interest income on the notes receivable from UPG. Zunicom believes that the cash generated from those sources will be sufficient to meets its operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Our customers are primarily located in the U.S. and a few customers in Canada. Our exchange rate risk between the US and Canadian dollar is minimal because we conduct so little business in Canada. In addition, the aggregate impact of any likely exchange rate fluctuations would be immaterial as most payments are made in U.S. dollars. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates other than through our guaranty of UPG's line of credit. In addition, our notes receivable from UPG are at fixed rates of interest.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the quarter ended March 31, 2007. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were not effective as of March 31, 2007 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

The Company's registered independent public accounting firm, KBA Group, LLP, has advised us that in connection with the review of our consolidated financial statements for the three months ended March 31, 2007, they noted an internal control deficiency constituting a material weakness as defined in professional standards. The Company experienced a significant loss of experienced personnel in connection with UPG's IPO. As a result, we have relied on the services of a consultant to complete this 10-Q. The Company has initiated measures to eliminate any recurrence of deficiency in future reporting.

Based on the steps taken, management (i) believes that the consolidated financial statements included in this 10-Q are fairly stated in all material respects. and (ii) does not believe that the material weakness described above will continue.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter, other than described above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




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

Item 6. Exhibits.

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



                                       Zunicom, Inc.
                                       -----------------------------
                                           (Registrant)

Date:  May 20, 2007                    /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)