Form 10-Q
period 2007-06-30
ZUNICOM INC
filed 2007-08-14
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                         Yes [ ] No [X]

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

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                         Yes [ ] No  [X]

     As of August 10, 2007, 9,949,752 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at June 30, 2007
And Audited Consolidated Balance Sheet at  December 31, 2006. . . .   4

Unaudited Consolidated Statements of Operations for the three
and six months ended June 30, 2007 and 2006 . . . . . . . . . . . .   6

Unaudited Consolidated Statements of Cash Flows for the six
months ended June 30, 2007 and 2006 . . . . . . . . . . . . . . . .   8

Notes to Unaudited Consolidated Financial Statements . . . . . . . . 10

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . . 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. 20

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

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                          ZUNICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                     June 30,     December 31,
                                                       2007            2006
                                                       ----            ----
                                                    (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                         $     568,460  $   8,259,709
 Accounts receivable - trade, net of
  allowance for doubtful accounts of
  $4,889 and $4,889                                       16,417         23,232
 Interest receivable from unconsolidated investee          9,616         10,578
 Inventories - finished goods                             15,824         20,142
 Prepaid expenses and other current assets                90,416         70,426
                                                   -------------  -------------
     Total current assets                                700,733      8,384,087

PROPERTY AND EQUIPMENT
 Business center equipment                               934,796        972,832
 Machinery and equipment                                  98,606         24,870
 Computer equipment                                      141,123        145,454
 Furniture and fixtures                                   19,658         33,298
 Leasehold improvements                                  122,365        122,365
                                                   -------------  -------------
                                                       1,316,548      1,298,819

 Less accumulated depreciation and amortization       (1,138,424)    (1,073,259)
                                                   -------------  -------------
     Net property and equipment                          178,124        225,560
                                                   -------------  -------------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE          5,850,000      5,850,000

INVESTMENT IN UNCONSOLIDATED INVESTEE                  6,961,649      6,125,383
                                                   -------------  -------------
TOTAL ASSETS                                       $  13,690,506  $  20,585,030
                                                   =============  =============





            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30,     December 31,
                                                       2007            2006
                                                       ----            ----
                                                    (Unaudited)
CURRENT LIABILITIES
 Accounts payable                                  $     231,309  $     237,310
 Accrued liabilities                                     162,615        395,633
 Due to unconsolidated investee                                -        186,619
                                                   -------------  -------------
    Total current liabilities                            393,924        819,562

NON-CURRENT DEFERRED TAX LIABILITY                     3,824,222      3,824,222

TOTAL LIABILITIES                                      4,218,146      4,643,784

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
  1,000,000 shares authorized; 61,988
  and 86,988 Class A Preferred Shares
  issued and outstanding                                  61,988         86,988
 Common stock - $0.01 par value;
  50,000,000 shares authorized;
  9,949,752 and 8,891,394 shares
  issued and out-standing                                 99,497         88,914
 Deferred Compensation                                  (205,097)
 Additional paid-in capital                            9,262,901     14,818,893
 Retained earnings                                       253,071        946,451
                                                   -------------  -------------
    Total stockholders' equity                         9,472,360     15,941,246
                                                   -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  13,690,506  $  20,585,030
                                                   =============  =============














            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the three months ended  For the six months ended June
                             --------------------------  -----------------------------
                                       June 30,                    June 30,
                                       --------                    --------
                                  2007          2006          2007          2006
                                  ----          ----          ----          ----
REVENUES
 Sales                       $          -  $ 23,505,352 $           -  $ 44,245,976
 Service revenue                  415,028       451,359       800,880       907,956
                             ------------  ------------ -------------  ------------
                                  415,028    23,956,711       800,880    45,153,932
COST OF REVENUES
 Cost of goods sold                     -    20,236,163             -    38,046,168
 Direct servicing costs           110,226       145,782       220,792       286,272
                             ------------  ------------ -------------  ------------
                                  110,226    20,381,945       220,792    38,332,440
                             ------------  ------------ -------------  ------------

GROSS PROFIT                      304,802     3,574,766       580,088     6,821,492

OPERATING EXPENSES
 Selling, general and
  administrative                  509,020     2,662,620       952,940     5,178,759
Depreciation and
  amortization of property
  and equipment                    31,997        77,264        65,165       153,091
                             ------------  ------------ -------------  ------------
                                  541,017     2,739,884     1,018,105     5,331,850
                             ------------  ------------ -------------  ------------

INCOME (LOSS) FROM OPERATIONS    (236,215)      834,882      (438,017)    1,489,642

OTHER INCOME (EXPENSES)
 Interest income (expense)
  net, including $101,117,
  $0,$258,737, and $8,293
  from related parties            101,117      (221,448)      258,737      (411,221)
 Equity in earnings of
  investee                        292,965                     440,149             -
 Gain on equity transactions
  of investee                         210                      18,725             -
 Other, net                        (3,530)        7,332       (12,440)        3,430
                             ------------  ------------  ------------  ------------

                                  390,762      (214,116)      705,171      (407,791)
                             ------------  ------------  ------------  ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                154,547       620,766       267,154     1,081,851



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

                             For the three months ended  For the six months ended June
                             --------------------------  -----------------------------
                                       June 30,                    June 30,
                                       --------                    --------
                                  2007          2006          2007          2006
                                  ----          ----          ----          ----
PROVISION FOR INCOME TAXES              -             -             -             -
                             ------------  ------------  ------------  ------------
NET INCOME                   $    154,547  $    620,766       267,154  $  1,081,851
                             ============  ============  ============  ============
Net income attributable
 to common stockholders      $    148,998     $ 613,118  $    253,094  $  1,065,396
                             ============  ============  ============  ============
Net income per share
 attributable to common
 stockholders
    Basic                    $       0.02  $       0.07  $       0.03  $       0.12
                             ============  ============  ============  ============
    Diluted                  $       0.02  $       0.06  $       0.03  $       0.11
                             ============  ============  ============  ============
Cash dividends per share     $          -  $          -  $       0.80  $          -
                             ============  ============  ============  ============
Number of weighted average
 shares of common stock
 outstanding
    Basic                       9,005,383     8,873,836     8,952,796     8,796,784
                             ============  ============  ============  ============
    Diluted                     9,129,359     9,486,343     9,112,884     9,616,341
                             ============  ============  ============  ============


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2007 and 2006

                                                          2007         2006
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $    267,154  $  1,081,851
Adjustments to reconcile net income
to net cash used in operating  activities:
  Depreciation and amortization of
    property and equipment                                 65,165       153,091
  Provision for bad debts                                       -       117,773
  Provision for obsolete inventory                              -        90,000
  Write off of property and equipment                           -         6,913
  Gain on equity transactions of investee                 (18,725)            -
  Equity in earnings of investee                         (440,149)            -
  Non-cash stock-based compensation                        39,690             -
  Change in operating assets and liabilities:
     Accounts receivable - trade                            6,815    (1,465,839)
     Interest receivable from unconsolidated investee         962       (31,592)
     Inventories                                            4,318     1,980,916
     Prepaid expenses and other current assets            (19,989)      230,387
     Other assets                                               -         1,850
     Accounts payable                                      (6,001)   (4,940,708)
     Accrued liabilities                                 (233,019)      489,250
     Deferred rent                                              -       (10,004)
     Due to investee                                     (186,619)            -
                                                     ------------  ------------
Net cash used in operating activities                    (520,398)   (2,297,962)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      (17,729)     (144,282)
                                                     ------------  ------------
Net cash used in investing activities                     (17,729)     (144,282)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on line of credit                                -     3,412,528
  Proceeds from exercise of warrants                            -       182,500
  Repayment of notes payable - related party                    -      (217,128)
  Repayment of long-term debt                                   -       (10,339)
  Dividends paid on common stock                       (7,153,122)            -
                                                     ------------  ------------
Net cash provided (used in) by financing activities    (7,153,122)    3,367,561
                                                     ------------  ------------




            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For The Six Months Ended June 30, 2007 and 2006 (continued)

                                                          2007         2006
                                                          ----         ----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (7,691,249)      925,317

Cash and cash equivalents at beginning of period        8,259,709       731,626
                                                     ------------  ------------
Cash and cash equivalents at end of period           $    568,460  $  1,656,943
                                                     ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                        $         99  $    411,221
                                                     ============  ============
Income taxes paid                                    $    230,000  $          -
                                                     ============  ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES

     Dividends paid through issuance of common stock $     14,060  $     16,455
                                                     ============  ============
     Conversion of preferred stock to common stock   $     25,000  $          -
                                                     ============  ============
Issuance of restricted stock as deferred
    Compensation                                     $    205,801  $          -
                                                     ============  ============

Capital contribution to unconsolidated investee      $    377,392  $          -
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month and six month period ended June 30, 2007. The results for the three month and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

In December 2006 the Company's previously wholly-owned subsidiary, Universal Power Group, Inc. ("UPG" or "Universal"), completed an initial public offering which resulted in the Company's ownership interest in UPG being reduced from 100 percent to its present ownership interest of 40 percent. The Company consolidated UPG in its financial statements until December 20, 2006 and currently accounts for UPG as an unconsolidated investee under the equity method of accounting. The Company has adopted the income statement gain recognition method of accounting for issuances of a subsidiary's stock in accordance with SEC Staff Accounting Bulletin No. 51.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and, accordingly, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003, and state tax examinations for years before 2002. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six month periods ended June 30, 2007.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115," (SFAS 159). This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating what effect the adoption of SFAS 159 will have on their consolidated financial statements.

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

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense for the three months ended June 30, 2007 was $704 which relates to the restricted stock issued as deferred compensation. Stock based compensation for the six-months ended June 30, 2007 was $39,690 which represents $38,986 for stock options granted in February 2007 and $704 for the restricted stock compensation. The Company had no stock-based compensation for the six month period ended June 30, 2006 as all outstanding options were fully vested at the beginning of the period.

STOCK OPTIONS

     Valuation Assumptions

The Company granted options to purchase 25,000 shares of its common stock on February 1, 2007. These options were immediately vested. There were no options granted during the six months ended June 30, 2006. The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2007:

                                                       For the six Months Ended
                                                             June 30, 2007
                                                             -------------
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

Expected volatility is based on historical volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

   Activity and Summary

Stock option activity under the 1999 Stock Option Plan was as follows:

                                                            Weighted Average
                                           Number of Shares  Exercise Price
                                           ----------------  --------------
Options outstanding at December 31, 2006          1,054,500     $      0.84

      Granted                                        25,000     $      1.75

      Exercised                                           -     $         -

      Canceled, lapsed  or forfeited               (654,500)    $      0.81
                                           ----------------
Options outstanding and exercisable
  at June 30, 2007                                  425,000     $      0.95
                                           ================


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

The following table summarizes stock options outstanding under the 1999 Stock Option Plan at June 30, 2007:

                       Options Outstanding            Options Exercisable
                             Weighted
                              Average
                             Remaining   Weighted                 Weighted
Range of         Number of  Contractual  Average     Number of    Average
Exercise          Options      Life      Exercise     Options     Exercise
Prices          Outstanding (in years)    Price     Exercisable    Price
--------------- ----------- -----------  --------   -----------   --------
$ 0.90              400,000        2.4   $   0.90      400,000    $   0.90

$ 1.75               25,000        9.8   $   1.75       25,000    $   1.75
                ----------- ----------   --------   ----------    --------
$ 0.90 - $ 1.75     425,000        2.8   $   0.95      425,000    $   0.95
                =========== ==========   ========   ==========    ========


At June 30, 2007, the aggregate intrinsic value of options outstanding was $0.0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price.

At June 30, 2007, all outstanding options were fully vested.

RESTRICTED STOCK

On June 25, 2007, the Board of Directors of Zunicom approved a grant of 996,940 restricted shares of Zunicom's common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of Zunicom prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell 1,000,000 shares of UPG common stock resulting in an $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vests in full on June 25, 2011, and is subject to certain restrictions and obligations up to the point of vesting. The stock will not be registered and will be held in escrow for the benefit of the grantee until the vesting date. Our chairman relinquished options on 400,000 shares of Zunicom common stock, and the officers and employees of UPG held options on 653,000 shares of Zunicom common stock which lapsed after the deconsolidation of UPG.

In accordance with FASB 123R, we accounted for the grant of restricted shares to our chairman as stock based compensation. We accounted for the grant of restricted shares to UPG officers and employees as a contribution of capital in accordance with EITF 00-12, "Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investor." We will amortize 60% of that capital contribution as additional equity in earnings
(loss) of the investee over the vesting period. The Company concluded that it is reasonable to discount the value of these restricted shares by 29.52%. Of the 29.52% discount, the Company considers the risk of forfeiture to be 10% and illiquidity to be 19.52%. The Company applied this discount to the grant date market value of a freely tradable share to arrive at the fair value of a restricted share.

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $14,060 and $16,455 for the six months ended June 30, 2007 and 2006, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

For the three and six month period ended June 30, 2007, the dilutive effect of 425,000 options has not been included in the computation of dilutive net income per share. The options are "out of the money," i.e. the market price of the stock is below the strike price of the options. For the three month period ending June 30, 2006, the dilutive effects of 438,531 stock options and 173,976 common shares issuable upon conversion of preferred stock are included in the diluted net income per share calculation. For the six month period ending June 30, 2006, the dilutive effect of 645,581 stock options and other common stock equivalents and 173,976 common shares issuable upon conversion of outstanding preferred stock are included in the diluted net income per share calculation.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

UPG was a consolidated subsidiary of the Company for the six month period ended June 30, 2006 and is accounted for under the equity method of accounting for the six month period ended June 30, 2007. Following is a summary of financial information for UPG for the three and six months ended June 30, 2007 and 2006 (in thousands):

                             --------------- ---------------
                              Three Months     Six Months
                                  Ended           Ended
                             --------------- ---------------
                              June 30, 2007   June 30, 2007
                             --------------- ---------------
                                $ in 000's     $ in 000's
                             --------------- ---------------
---------------------------- ------- ------- ------- -------
Net revenue                  26,403  23,504  49,943  44,245
---------------------------- ------  ------  ------  ------

Cost of revenue              22,258  20,236  42,357  38,046
---------------------------- ------  ------  ------  ------
Gross profit                  4,145   3,268   7,586   6,199
---------------------------- ------  ------  ------  ------
Operating expenses            2,699   2,391   5,336   4,566
---------------------------- ------  ------  ------  ------
Income from operations        1,446     877   2,250   1,633
---------------------------- ------  ------  ------  ------
Interest expense                365     221     732     403
---------------------------- ------  ------  ------  ------
Other income                    167       8     340       9
---------------------------- ------  ------  ------  ------
Income from operations
before income tax provision   1,248     664   1,858   1,239
---------------------------- ------  ------  ------  ------
Income tax provision           (514)   (288)   (756)   (525)
---------------------------- ------  ------  ------  ------
Net income                      734     376   1,102     714
============================ ======  ======  ======  ======

At June 30, 2007 the carrying value of the Company's investment in UPG was $6,961,649. The market value of the 2,000,000 shares of UPG's common stock the Company owns was approximately $9,200,000 based on the closing price per share at June 29, 2007 of $4.60. At June 30, 2007, UPG had total assets of $52,209,748 and total liabilities of $35,747,813.


NOTE F - RELATED PARTY NOTE

The Company holds two unsecured promissory notes from UPG, one in the amount of $3,000,000 and a second note in the amount of $2,850,000 for a total of $5,850,000. Both notes are dated December 20, 2006 and carry the same terms.
These terms provide for quarterly interest payments at an annual interest rate of 6% and principal payments in 16 equal quarterly installments of $365,625 each beginning September 20, 2008.

NOTE G - SHAREHOLDERS' EQUITY

During the six months ended June 30, 2007, the Company paid a cash dividend of $0.80 per share, totaling $7,153,122 to shareholders of its common stock. The dividend was paid on March 23, 2007 primarily from proceeds received from the sale of 1,000,000 shares of common stock of UPG that the Company sold in UPG's IPO.

During the six months ended June 30, 2007, the Company paid dividends of $14,060 on the class A Preferred Stock through the issuance of 11,418 shares of the Company's common stock.

During  the first  quarter of 2007,  certain  preferred  stockholders  converted
25,000 shares of the Company's preferred stock into 50,000 shares of the Company's common stock.

NOTE H - LEGAL PROCEEDINGS

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

NOTE I - COMMITTMENTS

NOTE GUARANTEE

As of June 30, 2007, the Company was a guarantor of a line of credit owed by UPG to a financial institution. At July 31, 2007, the Company signed a subordination agreement with the financial institution whereby the Company agreed to subordinate its notes from UPG to the loan owed by UPG to the financial institution. The agreement contains a provision under which UPG may pay interest and principal to the Company as they become due. In return, the financial institution released the Company from its guarantee.

LEASES

During the second quarter of 2007, AlphaNet moved into new office space in Toronto, reducing its occupancy cost. The lease commenced on March 1, 2007 and will end on April 30, 2009. AlphaNet leases certain equipment located at customer sites as part of its Office(TM) product. The following table presents the Company's commitments on those leases.

------------- ---------- ---------- ---------- -------- -----------
    Lease        2007       2008       2009      2010      Total
    -----        ----       ----       ----      ----      -----
------------- ---------- ---------- ---------- -------- -----------
Office Space  $  41,604  $  83,208  $  27,736  $     -  $  152,548
------------- ---------  ---------  ---------  -------  ----------
Equipment        34,869     40,987      7,494      175      83,525
------------- ---------  ---------  ---------  -------  ----------

Total         $  76,473  $ 124,195  $  35,230  $   175  $  236,073
------------- ---------  ---------  ---------  -------  ----------


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


THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES

For the three month period ended June 30, 2007, Zunicom had consolidated revenues of $415,028 compared to $23,956,711 for the same period in 2006, a decrease of $23,541,683 or 98.3%. Effective with UPG's IPO in December 2006, UPG's financial results are no longer consolidated with those of Zunicom. Of the $23,541,683 decrease in revenue, $23,505,352 or 99.8% is due to the deconsolidation of UPG.

AlphaNet had revenues of $415,028 for the three month period ended June 30, 2007, compared to revenues of $451,359 for the same period in 2006, a decrease of $36,331, or 8.0%. Of the $36,331 decrease in revenue, $10,200 is due to the continuing decline of the InnFax(TM) product driven by the competition of in-room internet service. The remaining $26,131 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product and decreased renewals.

COST OF REVENUES

For the three month period ended June 30, 2007, Zunicom's consolidated cost of revenues is $110,226 compared to cost of revenues of $20,381,945 for the same period in 2006, an decrease of $20,271,719 or 99.5%.

Of the total decrease in cost of revenues, $20,236,163 is due to the deconsolidation of UPG. The remaining decrease in the cost of revenues of $35,556 is due a reduction in servicing costs due to AlphaNet's decrease in revenues.

The direct servicing costs of AlphaNet's InnFax(TM) product continue to decline as contracts continue to expire and AlphaNet is no longer marketing or installing the InFax product. In addition, direct servicing costs for the Office(TM) product also declined principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in new installations.

OPERATING EXPENSES

For the three month period ended June 30, 2007, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $541,017 compared to $2,739,884 for the same period in 2006, a decrease of $2,198,867 or 80.3%.

Of the total decrease in operating expenses, $2,256,129 is due to the deconsolidation of UPG. The remainder is an increase of $57,262 due to a decrease in operating expenses of AlphaNet of $32,727 offset by increases in Zunicom's expenses of $89,989.

AlphaNet's selling, general and administrative expenses for the three month period ending June 30, 2007 were $265,572 compared to $298,299 for the same period in 2006, a decrease of $32,727 or 11.0%. The decrease is primarily attributable to decreased employment costs due to the reduction of one position, decreased equipment costs and decreased travel expenses.

Zunicom's selling, general and administrative expenses for the three month period ending June 30, 2007 were $243,448 compared to $149,410 for the same period in 2006, representing an increase of $94,038 or 63.0%. The increase is primarily attributable to increased legal fees, consulting fees and accounting fees in connection with its on-going operations after the deconsolidation of UPG.

For the three-month period ended June 30, 2007, the Company recorded $31,997 in depreciation and amortization expense compared to $77,264 in 2006. The decrease is principally due to the deconsolidation of UPG.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income (expense) represents income of $101,117 for the three month period ended June 30, 2007 compared to an expense of $221,448 for the same period in 2006, an overall net increase in income of $322,565. The increase is due to the deconsolidation of UPG and the elimination of borrowings under the UPG line of credit from Zunicom's consolidated financial results offset by interest income from notes receivable from UPG.

Equity in earnings of investee of $292,965 and gain on equity transactions of investee of $210, respectively, represents Zunicom's share of UPG's net income for the three month period ended June 30, 2007 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUE

For the six-month period ended June 30, 2007, Zunicom had consolidated revenues of $800,880 compared to $45,153,932 for the same period in 2006, a decrease of $44,353,052 or 98.2%. Effective with UPG's IPO in December 2006, UPG's financial results are no longer consolidated with those of Zunicom. Of the $44,353,052 decrease in revenue, $44,245,976 or 99.8% is due to the deconsolidation of UPG.

AlphaNet had revenues of $800,880 for the six month period ended June 30, 2007, compared to revenues of $907,956 for the same period in 2006, a decrease of $107,076, or 11.8%. Of the $107,076 decrease in revenue, $43,769 is due to the continuing decline of the InnFax(TM) product driven by the competition of in-room internet service. The remaining $63,307 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product and decreased renewals.

COST OF REVENUES

For the six month period ended June 30, 2007, Zunicom's consolidated cost of revenues is $220,792 compared to cost of revenues of $38,332,440 for the same period in 2006, an decrease of $38,111,648 or 99.4%.

Of the total decrease in cost of revenues, $38,046,168 is due to the deconsolidation of UPG. The remaining decrease in the cost of revenues of $65,480 is due a reduction in servicing costs due to AlphaNet's decrease in revenues.

The direct servicing costs of AlphaNet's InnFax(TM) product continue to decline as contracts continue to expire and AlphaNet is no longer marketing or installing the InFax product. In addition, direct servicing costs for the Office(TM) product also declined principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in new installations.

OPERATING EXPENSES

For the six month period ended June 30, 2007, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $1,018,105 compared to $5,331,850 for the same period in 2006, a decrease of $4,313,745 or 80.9%.

Of the total decrease in operating expenses, $4,327,391 is due to the deconsolidation of UPG. The remainder is an increase of $13,646 due to a decrease in operating expenses of AlphaNet of $124,052 offset by increases in Zunicom's expenses of $137,698.

AlphaNet's selling, general and administrative expenses for the six month period ending June 30, 2007 were $524,467 compared to $639,319 for the same period in 2006, a decrease of $114,852 or 18.0%. The decrease is primarily attributable to decreased employment costs due to the reduction of one position, decreased equipment costs and decreased travel expenses.

Zunicom's selling, general and administrative expenses for the six month period ending June 30, 2007 were $428,473 compared to $278,745 for the same period in 2006, representing an increase of $149,728 or 53.7%. The increase is primarily attributable to increased legal fees, consulting fees and accounting fees in connection with its on-going operations after the deconsolidation of UPG.

For the six-month period ended June 30, 2007, the Company recorded $65,165 in depreciation and amortization expense compared to $153,091 in 2006. The decrease is principally due to the deconsolidation of UPG.

OTHER INCOME (EXPENSE)

Zunicom's consolidated interest income (expense) represents income of $258,737 for the six month period ended June 30, 2007 compared to an expense of $411,221 for the same period in 2006, an overall net increase in income of $669,958. The increase is due to the deconsolidation of UPG and the elimination of borrowings under the UPG line of credit from Zunicom's consolidated financial results offset by interest income from notes receivable from UPG.

Equity in earnings of investee of $440,149 and gain on equity transactions of investee of $18,725, respectively, represents Zunicom's share of UPG's net income for the six month period ended June 30, 2007 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.


LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $568,460 at June 30, 2007.

Net cash used in operations was $520,398 for the six-month period ended June 30, 2007. The cash used in operating activities is primarily attributable to net income of $267,154, plus $65,165 in depreciation and amortization, $39,690 in stock based compensation and a decrease in accounts receivable and inventory of $12,095, offset by equity in earnings of UPG of $440,149, gain on equity transactions of UPG of $18,725, decreases in prepaid expenses and other assets of $19,989, decreases in accrued liabilities of $233,019, accounts payable of $6,001, and payable to related party of $186,619.

Net cash used by investing activities for the six-month period ended June 30, 2007, related to purchases of property and equipment was $17,729.

Net cash used in financing activities for the six-month period ended June 30, 2007 was $7,153,122 representing payment of a cash dividend of $0.80 per share on the Company's common stock.

Zunicom's primary sources of cash in 2007 will be from the operations of AlphaNet and the interest income on the notes receivable from UPG. Zunicom believes that the cash generated from those sources will be sufficient to meets its operational needs over the next year.

The Company's future lease commitments are as follows.

------------- ---------- ---------- ---------- -------- -----------
    Lease        2007       2008       2009      2010      Total
    -----        ----       ----       ----      ----      -----
------------- ---------- ---------- ---------- -------- -----------
Office Space  $  41,604  $  83,208  $  27,736  $     -  $  152,548
------------- ---------  ---------  ---------  -------  ----------
Equipment        34,869     40,987      7,494      175      83,525
------------- ---------  ---------  ---------  -------  ----------

Total         $  76,473  $ 124,195  $  35,230  $   175  $  236,073
------------- ---------  ---------  ---------  -------  ----------


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

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates other than through our guaranty of UPG's line of credit. That guarantee was removed as of July 31, 2007. In addition, our notes receivable from UPG are at fixed rates of interest.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the six months ended June 30, 2007. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2007 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  August 13, 2007                    /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)