Form 10-Q
period 2007-09-30
ZUNICOM INC
filed 2007-11-14
CIK 886912

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2007

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

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                         Yes [ ] No [X]

     As of November 12, 2007, 9,957,191 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at September 30, 2007
And Audited Consolidated Balance Sheet at  December 31, 2006. . . .   4

Unaudited Consolidated Statements of Operations for the three
and nine months ended September 30, 2007 and 2006 . . . . . . . . .   6
Unaudited Consolidated Statements of Cash Flows for the nine
months ended September 30, 2007 and 2006 . . . . . . . . . . . .. .   8

Notes to Unaudited Consolidated Financial Statements . . . . . . . . 10

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . . 17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. 21

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .  21


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .   22

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . .   22

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                          ZUNICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                   September 30,    December 31,
                                                       2007            2006
                                                       ----            ----
                                                     Unaudited       Audited
CURRENT ASSETS
 Cash and cash equivalents                         $     529,101  $   8,259,709
 Accounts receivable - trade, net of
  allowance for doubtful accounts of
  $4,889 and $4,889                                       10,904         23,232
 Interest receivable from unconsolidated investee          9,616         10,578
 Notes receivable from unconsolidated investee -

   current portion                                       365,625              -
 Inventories - finished goods                             18,693         20,142
 Prepaid expenses and other current assets                76,710         70,426
                                                   -------------  -------------
     Total current assets                              1,010,649      8,384,087

PROPERTY AND EQUIPMENT
 Business center equipment                               950,869        972,832

 Machinery and equipment                                  98,606         24,870
 Computer equipment                                      146,321        145,454
 Furniture and fixtures                                   19,658         33,298
 Leasehold improvements                                  121,719        122,365
                                                   -------------  -------------
                                                       1,337,173      1,298,819

 Less accumulated depreciation and amortization       (1,170,637)    (1,073,259)
                                                   -------------  -------------
     Net property and equipment                          166,536        225,560
                                                   -------------  -------------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE          5,484,375      5,850,000

DEFERRED STOCK COMPENSATION                              192,138              -

INVESTMENT IN UNCONSOLIDATED INVESTEE                  7,234,541      6,125,383
                                                   -------------  -------------
TOTAL ASSETS                                       $  14,088,239  $  20,585,030
                                                   =============  =============



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,    December 31,
                                                       2007            2006
                                                       ----            ----
                                                     Unaudited       Audited
CURRENT LIABILITIES
 Accounts payable                                  $     210,241  $     237,310
 Accrued liabilities                                     175,853        395,633
 Due to unconsolidated investee                                -        186,619
                                                   -------------  -------------
    Total current liabilities                            386,094        819,562

NON-CURRENT DEFERRED TAX LIABILITY                     3,824,222      3,824,222
                                                   -------------   ------------
TOTAL LIABILITIES                                      4,210,316      4,643,784

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
  1,000,000 shares authorized; 61,988
  and 86,988 Class A Preferred Shares
  issued and outstanding                                  61,988         86,988
 Common stock - $0.01 par value;
  50,000,000 shares authorized;
  9,957,191 and 8,891,394 shares
  issued and out-standing                                 99,571         88,914
  Additional paid-in capital                           9,268,412     14,818,893
  Retained earnings                                      447,952        946,451
                                                   -------------  -------------
    Total stockholders' equity                         9,877,923     15,941,246
                                                   -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  14,088,239  $  20,585,030
                                                   =============  =============














            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the three months ended  For the nine months ended
                             --------------------------- ---------------------------
                                      September 30,              September 30,
                                       --------                    --------
                                  2007          2006          2007          2006
                                  ----          ----          ----          ----
REVENUES
 Sales                       $          -  $ 23,770,977 $           -  $ 68,016,953
 Service revenue                  360,272       413,750     1,161,152     1,321,706
                             ------------  ------------ -------------  ------------
                                  360,272    24,184,727     1,161,152    69,338,659
COST OF REVENUES
 Cost of goods sold                     -    20,296,480             -    58,342,648
 Direct servicing costs           117,532       110,156       338,324       396,428
                             ------------  ------------ -------------  ------------
                                  117,532    20,406,636       338,324    58,739,076
                             ------------  ------------ -------------  ------------
GROSS PROFIT                      242,740     3,778,091       822,828    10,599,583

OPERATING EXPENSES
 Selling, general and
  administrative                  369,606     2,738,285     1,322,546     7,917,044
Depreciation and
  amortization of property
  and equipment                    32,213        70,234        97,378       223,325
                             ------------  ------------ -------------  ------------
                                  401,819     2,808,519     1,419,924     8,140,369
                             ------------  ------------ -------------  ------------
INCOME (LOSS) FROM OPERATIONS    (159,079)      969,572      (597,096)    2,459,214

OTHER EXPENSES
 Interest income (expense)
  net, including $,91,529
  $0,$350,640, and $8,293
  from related parties             91,441      (194,104)      350,178      (605,325)
 Equity in earnings of
  investee                        272,892                     713,041             -
 Gain on equity transactions
  of investee                           -                      18,725             -
 Other, net                        (4,788)       16,423       (17,228)       19,852
                             ------------  ------------  ------------  ------------
                                  359,545      (177,681)    1,064,716      (585,473)
                             ------------  ------------  ------------  ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                200,466       791,891       467,620     1,873,741




            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

                             For the three months ended  For the nine months ended June
                             --------------------------  -----------------------------
                                     September 30,               September 30,
                                       --------                    --------
                                  2007          2006          2007          2006
                                  ----          ----          ----          ----
PROVISION FOR INCOME TAXES              -       (79,281)             -      (79,281)
                             ------------  ------------  ------------  ------------
NET INCOME                   $    200,466  $    712,610       467,620  $  1,794,460
                             ============  ============  ============  ============
Net income attributable
 to common stockholders      $    194,858     $ 704,973  $    447,952  $  1,770,369
                             ============  ============  ============  ============
Net income per share
 attributable to common
 stockholders
    Basic                    $       0.02  $       0.08  $       0.05  $       0.20
                             ============  ============  ============  ============
    Diluted                  $       0.02  $       0.07  $       0.05  $       0.18
                             ============  ============  ============  ============
Cash dividends per share     $          -  $          -  $       0.80  $          -
                             ============  ============  ============  ============
Number of weighted average
 shares of common stock
 outstanding
    Basic                       9,949,752     8,879,057     9,288,767     8,824,498
                             ============  ============  ============  ============
    Diluted                    10,073,728     9,500,071     9,448,855     9,605,391
                             ============  ============  ============  ============


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Nine Months Ended September 30, 2007 and 2006


                                                          2007         2006
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $    467,620  $  1,794,460
Adjustments to reconcile net income
to net cash used in operating  activities:
  Depreciation and amortization of
    property and equipment                                 97,378       223,325
  Provision for bad debts                                       -       181,335
  Provision for obsolete inventory                              -       120,000
  Write off of property and equipment                           -         7,121
  Gain on equity transactions of investee                ( 18,725)            -
  Equity in earnings of investee                         (713,041)            -
  Non-cash stock-based compensation                        52,649             -
  Change in operating assets and liabilities:
     Accounts receivable - trade                           12,328    (1,235,743)
     Accounts receivable - other                              962        96,493
     Inventories                                            1,449    (1,760,866)
     Prepaid expenses and other current assets             (6,284)      (25,454)
     Other assets                                               -             -
     Accounts payable                                     (27,069)   (1,476,230)
     Accrued liabilities                                 (219,780)      772,139
     Deferred rent                                              -       (20,139)
     Deferred Stock Compensation                         (192,138)
     Due to investee                                     (186,619)            -
                                                     ------------  ------------
Net cash used in operating activities                    (731,270)   (1,323,559)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      (38,354)     (195,983)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net activity on line of credit                                -     2,360,081
  Proceeds from exercise of warrants                            -       182,500
  Repayment of notes payable - related party                    -      (217,128)
  Repayment of long-term debt                                   -       (15,616)
  Amortization of deferred stock compensation             (13,663)            -
  Issuance of Restricted Stock                            205,801             -
  Dividends paid on common stock                       (7,153,122)            -
                                                     ------------  ------------
Net cash provided (used in) by financing activities    (6,960,984)    2,309,837
                                                     ------------  ------------


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For The Nine Months Ended September 30, 2007 and 2006 (continued)


                                                          2007         2006
                                                          ----         ----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (7,730,608)      790,295

Cash and cash equivalents at beginning of period        8,259,709       731,626
                                                     ------------  ------------
Cash and cash equivalents at end of period           $    529,101  $  1,521,921
                                                     ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                        $        462  $    605,325
                                                     ============  ============
Income taxes paid                                    $    230,000  $     79,281
                                                     ============  ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES

     Dividends paid through issuance of common stock $     19,668  $     24,091
                                                     ============  ============
     Conversion of preferred stock to common stock   $     25,000  $      2,000
                                                     ============  ============
     Capital contribution to unconsolidated investee $    377,392  $          -
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month and nine month period ended September 30, 2007. The results for the three month and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2006.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six month periods ended September 30, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

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

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense for the three months ended September 30, 2007 was $12,959, which relates to the restricted stock issued as deferred compensation. Stock based compensation for the nine-month period ended September 30, 2007 was $52,649, which represents $38,986 for stock options granted in February 2007 and $13,663 for the restricted stock compensation. The Company had no stock-based compensation for the nine month period ended September 30, 2006 as all outstanding options were fully vested at the beginning of the period.

STOCK OPTIONS

     Valuation Assumptions

The Company granted options to purchase 25,000 shares of its common stock on February 1, 2007. These options were immediately vested. There were no options granted during the nine months ended September 30, 2006. The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2007:

                                                       For the nine Months Ended
                                                             September 30, 2007
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

   Activity and Summary

Stock option activity under the 1999 Stock Option Plan was as follows:

                                                            Weighted Average
                                           Number of Shares  Exercise Price
                                           ----------------  --------------
Options outstanding at December 31, 2006          1,054,500     $      0.84

      Granted                                        25,000     $      1.75

      Exercised                                           -     $         -

      Canceled, lapsed  or forfeited               (654,500)    $      0.81
                                           ----------------
Options outstanding and exercisable
  at September 30, 2007                             425,000     $      0.95
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

The following table summarizes stock options outstanding under the 1999 Stock Option Plan at September 30, 2007:

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
                =========== ==========   ========   ==========    ========

At September 30, 2007, the aggregate intrinsic value of options outstanding was $0.0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At September 30, 2007, all outstanding options were fully vested.

RESTRICTED STOCK

On June 25, 2007, the Board of Directors of Zunicom approved a grant of 996,940 restricted shares of Zunicom's common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of Zunicom prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell $1,000,000 shares of UPG common stock resulting in an $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vests in full on June 25, 2011, and is subject to certain restrictions and obligations up to the point of vesting. The stock will not be registered and will be held in escrow for the benefit of the grantee until the vesting date. Our chairman relinquished options on 400,000 shares of Zunicom common stock, and the officers and employees of UPG held options on 653,000 shares of Zunicom common stock which lapsed after the deconsolidation of UPG.

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

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $19,668 and $24,091 for the nine months ended September 30, 2007 and 2006, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants.

The dilutive effect of 425,000 options has not been included in the computation of dilutive net income per share for the three and nine months ended September 30, 2007. The options are "out of the money," i.e. the market price of the stock is below the strike price of the options.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

UPG was a consolidated subsidiary of the Company for the nine month period ended September 30, 2006 and is accounted for under the equity method of accounting for the nine month period ended September 30, 2007. Following is a summary of financial information for UPG for the three and nine months ended September 30, 2007 and 2006 (in thousands):

                             ---------------     ---------------
                              Three Months         Nine Months
                                  Ended               Ended
                             ---------------     ---------------
                               September 30,      September 30,
                              2007  2006          2007   2006
                             ---------------     ---------------
                                $ in 000's          $ in 000's
                             ---------------     ---------------
---------------------------- ------- -------     ------- -------
Net revenue                  29,788  23,772      79,731  68,017
---------------------------- ------  ------      ------  ------
Cost of revenue              25,546  20,296      67,903  58,343
---------------------------- ------  ------      ------  ------
Gross profit                  4,242   3,476      11,828   9,674
---------------------------- ------  ------      ------  ------
Operating expenses            3,198   2,530       8,534   7,096
---------------------------- ------  ------      ------  ------
Income from operations        1,044     957       3,294   2,578
---------------------------- ------  ------      ------  ------
Interest expense               (225)   (194)       (958)   (596)
---------------------------- ------  ------      ------  ------
Other income                     56       9         396      18
---------------------------- ------  ------      ------  ------
Income from operations
before income tax provision     875     761       2,733   2,000
---------------------------- ------  ------      ------  ------
Income tax provision           (193)   (307)       (949)   (832)
---------------------------- ------  ------      ------  ------
Net income                      682     454       1,784   1,168
============================ ======  ======      ======  ======

At September 30, 2007 the carrying value of the Company's investment in UPG was $7,234,541. The market value of the 2,000,000 shares of UPG's common stock the Company owns was approximately $9,220,000 based on the closing price per share at September 28, 2007 of $4.61.

NOTE F - RELATED PARTY NOTE

The Company holds two unsecured promissory notes from UPG, one in the amount of $3,000,000 and a second note in the amount of $2,850,000 for a total of $5,850,000. Both notes are dated December 20, 2006 and carry the same terms.
These terms provide for quarterly interest payments at an annual interest rate of 6% and principal payments in 16 equal quarterly installments of $365,625 each beginning September 20, 2008. As of September 30, 2007, $365,625 of the principal payment is classified as current, leaving $5,484,375 classified as long term.

NOTE G - SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2007, the Company paid a cash dividend of $0.80 per share, totaling $7,153,122 to shareholders of its common stock. The dividend was paid on March 23, 2007 primarily from proceeds received from the sale of 1,000,000 shares of common stock of UPG that the Company sold in UPG's IPO.

During the nine months ended September 30, 2007, the Company paid dividends of $19,668 on the class A Preferred Stock through the issuance of 18,857 shares of the Company's common stock. During the first quarter of 2007, certain preferred stockholders converted 25,000 shares of the Company's preferred stock into 50,000 shares of the Company's common stock.

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

NOTE I - COMMITTMENTS

NOTE GUARANTEE

The Company had been a guarantor of a line of credit owed by UPG to a financial institution. The line of credit is secured by the assets of UPG. At July 31, 2007, the Company signed a subordination agreement with the financial institution whereby the Company agreed to subordinate its notes from UPG to the loan owed by UPG to the financial institution. The agreement contains a provision under which UPG may pay interest and principal to the Company as they become due. In return, the financial institution released the Company from its guarantee.

LEASES

During the second quarter of 2007, AlphaNet moved into new office space in Toronto, reducing its occupancy cost. The lease commenced on March 1, 2007 and will end on April 30, 2009. AlphaNet leases certain equipment located at customer sites as part of its Office(TM) product. The following table presents the Company's commitments on those leases.

------------- ---------- ---------- ---------- -------- -----------
    Lease        2007       2008       2009      2010      Total
    -----        ----       ----       ----      ----      -----
------------- ---------- ---------- ---------- -------- -----------
Office Space  $  20,802  $  83,208  $  27,736  $     -  $  131,746
------------- ---------  ---------  ---------  -------  ----------
Equipment        17,078     40,987      7,494      175      65,734
------------- ---------  ---------  ---------  -------  ----------

Total         $  37,880  $ 124,195  $  35,230  $   175  $  197,480
------------- ---------  ---------  ---------  -------  ----------

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


RESULTS OF OPERATIONS

Currently,    the   operations   of   Zunicom   are   conducted    through   its
wholly-ownedsubsidiary, AlphaNet.


THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES

For the three month period ended September 30, 2007, Zunicom had consolidated revenues of $360,272 compared to $24,184,727 for the same period in 2006,a decrease of $23,824,455 or 98.5%. Effective with UPG's IPO in December 2006, UPG's financial results are no longer consolidated with those of Zunicom. Of the $23,824,455 decrease in revenue, $23,770,977 or 99.8% is due to the deconsolidation of UPG.

AlphaNet had revenues of $360,272 for the three month period ended September 30, 2007, compared to revenues of $413,750 for the same period in 2006, a decreaseof $53,478, or 12.9%. Of the $53,478 decrease in revenue, $14,398 is due to the continuing decline of the InnFax(TM) product driven by the competition of in-room internet service. The remaining $39,080 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product and decreased renewals.

COST OF REVENUES

For the three month period ended September 30, 2007, Zunicom's consolidated cost of revenues was $117,532 compared to cost of revenues of $20,406,636 for the same period in 2006, a decrease of $20,289,104 or 99.4%.

Of the total decrease in cost of revenues, $20,296,480 is due to the deconsolidation of UPG. The remaining increase in the cost of revenues of $7,376 is due primarily to increased supplies and maintenance costs for the InnFax(TM) equipment which is aging.

AlphaNet's InnFax(TM) product continues to decline as contracts continue to expire and AlphaNet is no longer marketing or installing the InnFax product.

OPERATING EXPENSES

For the three month period ended September 30, 2007, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $401,819 compared to $2,808,519 for the same period in 2006, a decrease of $2,406,700 or 85.7%.

Of the total decrease in operating expenses, $2,410,155 is due to the deconsolidation of UPG. The remainder is an increase of $3,455 due to a decrease in operating expenses of AlphaNet of $17,839 offset by increases in Zunicom's expenses of $21,294.

AlphaNet's selling, general and administrative expenses for the three month period ending September 30, 2007 were $269,564 compared to $287,403 for the same period in 2006, a decrease of $17,839 or 6.2%. The decrease is primarily attributable to decreased occupancy costs due to the reduction in rent achieved through the relocation of the Toronto office in the second quarter of 2007.

Zunicom's selling, general and administrative expenses for the three month period ending September 30, 2007 were $132,255 compared to $110,961 for the same period in 2006, representing an increase of $21,294 or 19.2%. The increase is primarily attributable to increased legal fees, consulting fees and accounting fees in connection with its on-going operations after the deconsolidation of UPG.

For the three-month period ended September 30, 2007, the Company recorded $32,213 in depreciation and amortization expense compared to $70,234 in 2006. The decrease is principally due to the deconsolidation of UPG.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income (expense) represents income of $91,441 for the three month period ended September 30, 2007 compared to an expense of $194,104 for the same period in 2006, an overall net increase in income of $285,545. The increase is due to the deconsolidation of UPG and the elimination of borrowings under the UPG line of credit from Zunicom's consolidated financial results offset by interest income from notes receivable from UPG.

Equity in earnings of investee of $272,892 represents Zunicom's share of UPG's net income for the three-month period ended September 30, 2007 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE

For the nine-month period ended September 30, 2007, Zunicom had consolidated revenues of $1,161,152 compared to $69,338,659 for the same period in 2006, a decrease of $68,177,507 or 98.3%. Effective with UPG's IPO in December 2006,

UPG's financial results are no longer consolidated with those of Zunicom. Of the
$68,177,507   decrease  in  revenue,   $68,016,953   or  99.8%  is  due  to  the
deconsolidation of UPG.

AlphaNet had revenues of $1,161,152 for the nine-month period ended September 30, 2007, compared to revenues of $1,321,706 for the same period in 2006, a decrease of $160,554, or 12.1%. Of the $160,554 decrease in revenue,$58,167 is due to the continuing decline of the InnFax(TM) product driven by the competition of in-room internet service. The remaining $102,387 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product and decreased renewals.

COST OF REVENUES

For the nine-month period ended September 30, 2007, Zunicom's consolidated cost of revenues is $338,324 compared to cost of revenues of $58,739,076 for the same period in 2006, a decrease of $58,400,752 or 99.4%.

Of the total decrease in cost of revenues, $58,342,648 is due to the deconsolidation of UPG. The remaining decrease in the cost of revenues of $58,104 is due a reduction in servicing costs due to AlphaNet's decrease in revenues.

The direct servicing costs of AlphaNet's InnFax(TM) product continue to decline as contracts continue to expire and AlphaNet is no longer marketing or installing the InnFax product. In addition, direct servicing costs for the Office(TM) product also declined principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in new installations.

OPERATING EXPENSES

For the nine-month period ended September 30, 2007, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment were $1,419,924 compared to $8,140,369 for the same period in 2006, a decrease of $6,720,445 or 82.6%. Of the total decrease in operating expenses, $6,747,971 is due to the deconsolidation of UPG. The remainder is an increase of $27,526 due to a decrease in operating expenses of AlphaNet of $143,929 offset by increases in Zunicom's expenses of $171,455.

AlphaNet's selling, general and administrative expenses for the nine-month period ending September 30, 2007 were $858,505 compared to $1,002,434 for the same period in 2006, a decrease of $143,929 or 14.4%. The decrease is primarily attributable to decreased employment costs due to the reduction of one position, decreased occupancy costs resulting from the relocation of the Toronto office, and decreased travel expenses.

Zunicom's selling, general and administrative expenses for the nine-month period ending September 30, 2007 were $561,419 compared to $389,964 for the same period in 2006, representing an increase of $171,455 or 44.0%. The increase is primarily attributable to increased legal fees, consulting fees and accounting fees in connection with its on-going operations after the deconsolidation of UPG.

For the nine-month period ended September 30, 2007, the Company recorded $97,378 in depreciation and amortization expense compared to $223,325 in 2006. The decrease is principally due to the deconsolidation of UPG.

OTHER INCOME (EXPENSE)

Zunicom's consolidated interest income (expense) represents income of $350,178 for the nine-month period ended September 30, 2007 compared to an expense of $605,325 for the same period in 2006, an overall net increase in income of $955,503. The increase is due to the deconsolidation of UPG and the elimination of borrowings under the UPG line of credit from Zunicom's consolidated financial results offset by interest income from notes receivable from UPG.

Equity in earnings of investee of $713,041 and gain on equity transactions of investee of $18,725, respectively, represents Zunicom's share of UPG's net income for the nine-month period ended September 30, 2007 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.

As a result of the deconsolidation of UPG, the Company is left with one consolidated subsidiary, AlphaNet. The Company does not expect to engage in any future transactions in the nature of the UPG transaction.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $529,101 at September 30, 2007.

Net cash  used in  operations  was  $731,270  for the  nine-month  period  ended
September 30, 2007. The cash used in operating activities is primarily attributable to net profit of $467,620, plus $97,378 in depreciation and amortization, $52,649 in stock based compensation and a decrease in accounts receivable and inventory of $14,739, offset by equity in earnings of UPG of $713,041, gain on equity transactions of UPG of $18,725, decreases in prepaid expenses and other assets of $6,284, decreases in accrued liabilities of $219,780, accounts payable of $27,069, payable to related party of $186,619, and an increase in deferred stock compensation of $192,138.

Net cash used by investing activities for the nine-month period ended September 30, 2007, relating to purchases of property and equipment was $38,354.

Net cash used in financing activities for the nine-month period ended September 30, 2007 was $6,960,984 representing payment of a cash dividend $0.80 per share on the Company's common stock and the issuance of 996,940 shares of restricted common stock to certain officers and employees of Zunicom and UPG.

Zunicom's primary sources of cash in 2007 will be from the operations of AlphaNet and the interest income on the notes receivable from UPG. Zunicom believes that the cash generated from those sources will be sufficient to meet its operational needs over the next year.

The Company's future lease commitments are as follows:
------------- ---------- ---------- ---------- -------- -----------
    Lease        2007       2008       2009      2010      Total
    -----        ----       ----       ----      ----      -----
------------- ---------- ---------- ---------- -------- -----------
Office Space  $  20,802  $  83,208  $  27,736  $     -  $  131,746
------------- ---------  ---------  ---------  -------  ----------
Equipment        17,078     40,987      7,494      175      65,734
------------- ---------  ---------  ---------  -------  ----------

Total         $  37,880  $ 124,195  $  35,230  $   175  $  197,480
------------- ---------  ---------  ---------  -------  ----------


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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the nine months ended September 30, 2007. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2007 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  November 12, 2007               /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)