Form 10-K
period 2007-12-31
ZUNICOM INC
filed 2008-03-31
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

                         Common Stock, $0.01 Par Value
Registered on the NASD OTC Bulletin Board
                         -----------------------------
                                (Title of Class)

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                     Yes [ ]     No. [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                                     Yes [ ]     No [X]

     Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                     Yes [ ]     No  [X]

     As of June 29, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $4,917,837 (based on the closing price of $0.83 per share on that date).

     As of March 24, 2008, 9,957,196 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

ZUNICOM, INC.

                           Annual Report on Form 10-K
                                TABLE OF CONTENTS
                                                                         Page
PART I

    Item 1.    Business                                                     4
    Item 1A.   Risk Factors                                                 8
    Item 2.    Properties                                                  11
    Item 3.    Legal Proceedings                                           11
    Item 4.    Submission of Matters to a Vote of Security Holders         12


PART II

    Item 5.    Market for our Common Equity and Related
                 Stockholder Matters                                       12
    Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       14
    Item 7A.   Quantitative and Qualitative Disclosures
                 about Market Risk                                         20
    Item 8.    Financial Statements and Supplementary Data                 20
    Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                      20
    Item 9A.   Controls and Procedures                                     21
    Item 9B.   Other Information                                           21


PART III

    Item 10.   Directors, Executive Officers and Corporate
                 Governance                                                22
    Item 11.   Executive Compensation                                      23
    Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters            35
    Item 13.   Certain Relationship and Related Transactions,
                 and Director Independence                                 37
    Item 14.   Principal Accounting Fees and Services                      37


PART IV

    Item 15.   Exhibits                                                    38


Signatures                                                                 40

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

                                     Part I

ITEM 1. BUSINESS

GENERAL BUSINESS HISTORY

Zunicom, Inc. ("Zunicom") currently operates through its wholly-owned sub-sidiary, AlphaNet Hospitality Systems, Inc.("AlphaNet"). As described more fully under "Unconsolidated Investee" below, on December 27, 2006 our formerly wholly-owned and consolidated subsidiary, UPG, completed its initial public offering and now files stand alone reports as required by Section 13(a) or 15(d) of the Exchange Act.

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

Available Information

Zunicom's website is www.zunicom.com, and AlphaNet's website is www.alphanet.net. References to "we", "us" and "our" refer to Zunicom, Inc. and its subsidiary. The Company makes available, free of charge, through its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such information with or furnishes it to the Securities and Exchange Commission. Our principal executive offices are located at 4315 W. Lovers Lane, Dallas, TX 75206, and our telephone number is
(214)352-8674.

BUSINESS OF THE COMPANY AND ITS SUBSIDIARY

                            ZUNICOM, INC. ("Zunicom")

Zunicom,  through its wholly-owned  subsidiary, AlphaNet,  is a key  provider of
business   communication  services  to  the hospitality industry.

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

Leveraging on its initial creative success, AlphaNet now provides a comprehensive suite of products that meet the explosive demand for 24/7 self service business centers through its offerings of The Office(TM), Laptop Connect(TM), and GuestPrint(TM).

Products

The Office(TM) is a fully featured, unattended, "self-serve" credit card activated business center. Available 24 hours a day, guests are able to use an Intel P4 PC, access the Internet and e-mail as well as print, copy, fax and scan. Microsoft Office is available with a full suite of programs as well as other commonly used tools such as Acrobat Reader. The offering is further enhanced by USB connectivity and, where Laptop Connect (TM)is not used (see below), network connectivity and printing for laptop computers. Each user of the PC works from a virtual C drive that is refreshed between users. This eliminates all viruses as well as any trace of the previous user.

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

InnFax(TM) provided for in-room faxing, copying and printing through the use of the IBC 5000 multifunction machine. InnFax(TM) is a technology that is not in high demand by the business traveler and demand has fallen steadily over the past several years. In-room Internet is the key competing technology that has eroded usage of this service. The Company has reviewed the operations of InnFax(TM) and decided to discontinue the product and service as of December 31, 2007. Revenue from InnFax(TM) was $95,577 in 2007 and $134,442 in 2006. By the end of 2007, the number of users was reduced to two at which point InnFax(TM)was no longer profitable.

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

AlphaNet embraces new technologies and products to provide users with the latest technologies available in the market. Innovations such as cost-effective color laser multifunction machines provide hotels economical ways to offer color printing to its guests.

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

Patents and Trademarks

AlphaNet has patent rights over the InnFax(TM) technology, whereby individual fax machines work in concert with communications networks. Although these patent rights have been of value in the past, with the discontinuance of InnFax(TM), they are not expected to be of value in the future. These patents are carried on AlphaNet's books at "0" value. AlphaNet also utilizes the following trade names for its products: The Office(TM), Laptop Connect(TM), and GuestPrint(TM). Alphanet believes that these trademarks are important in assisting customers in recognizing Alphanet's products.

Pursuant to a purchase agreement dated January 28, 2008, the Company sold two patents which it does not require to conduct its business. The Company received net proceeds of $666,667 after commissions.

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

UNCONSOLIDATED INVESTEE

On December 21, 2006, our wholly-owned subsidiary, Universal Power Group, Inc. ("UPG") sold 2,000,000 shares of its common stock in an underwritten initial public offering, or IPO. In addition, Zunicom sold 1,000,000 shares of UPG's common stock in the IPO. On December 27, 2006, the offering was completed at $7.00 per share. UPG's stock is listed on the American Stock Exchange and is traded under the symbol "UPG". As of December 31, 2006, UPG began filing stand alone Annual Reports on Form 10-K, quarterly reports on Form 10-Q and other reports as required pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

UPG's third-party logistics services, principally supply chain management solutions and other value-added services, are designed to help customers optimize performance by allowing them to outsource supply chain management functions. UPG's supply chain management services include inventory sourcing and procurement, warehousing and fulfillment. UPG's value-added services include custom battery pack assembly, custom kitting and packing, private labeling, component design and engineering, graphic design, and sales and marketing. UPG also distribute batteries and portable power products under various manufacturers' and private labels, as well as under its own proprietary brands. UPG is one of the leading domestic distributors of sealed, or "maintenance-free," lead acid batteries. UPG's customers include OEMs, distributors and both online and traditional retailers. The products UPG sources, manages and distributes are used in a diverse and growing range of industries, including automotive, consumer goods, electronics and appliances, marine and medical instrumentation, computer and computer-related products, office and home office equipment, security and surveillance equipment, and telecommunications equipment and other portable communication devices.

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

Risks Related to Our Business

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

We face strong competition from existing competitors, many of whom are substantially larger than us. New competitors or competitors' price reductions or increased spending on marketing and product development, could have a negative impact on our financial condition and our competitive position, as larger competitors will be in a better position to bear these costs.

Our long-term growth strategy assumes that we make suitable acquisitions. If we are unable to address the risks associated with these acquisitions our business could be harmed.

Our long-term growth strategy includes identifying and, from time to time, acquiring suitable candidates on acceptable terms. In particular, we intend to acquire businesses that provide products and services that expand or complement our existing business and expand our geographic reach. In pursuing acquisition opportunities, we may compete with other companies having similar growth and investment strategies. Competition for these acquisition targets could also result in increased acquisition costs and a diminished pool of businesses, technologies, services or products available for acquisition. Our long-term growth strategy could be impeded if we fail to identify and acquire promising candidates on terms acceptable to us. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

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

Risks Related to Our Securities

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Zunicom's executive office is located in Dallas, Texas and is leased on a month to month basis.

From January 1 through April 30, 2007, AlphaNet occupied 4,900 square feet of leased office space in Toronto,Canada at approximately $13,300 per month. This lease expired April 30, 2007. On March 1, 2007 AlphaNet leased 2,810 square feet of new office space in Toronto, Canada for approximately $7,000 per month. This lease expires April 30, 2009. AlphaNet also has a repair and service facility in Woodbridge, Virginia, which is leased on an annual basis with a monthly rent from July, 2007 to July1, 2008 of $800.


ITEM 3.  LEGAL PROCEEDINGS

In September of 2005, A.J. Gilson, a former sales representative, filed an action in the District Court of Dallas County, Texas, against Zunicom and UPG, claiming damages for breach of contract in the amount of $430,722 and all reasonable and necessary attorney fees. The plaintiff is alleging that we failed to pay him sales commissions to which he is entitled. This lawsuit came to trial in 2007 and was resolved in our favor. As a result, we are not subject to any liability or damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Zunicom, Inc. was held at the office of the Company at 4315 West Lovers Lane, Dallas Texas 75209 at 10:00a.m. on December 14, 2007. Two proposals were presented and voted on by the shareholders. The first proposal was the election of directors to serve until the next annual meeting of shareholders and until their successors are elected and qualify. For the election of directors the following votes were cast.

                       For                 Abstained                Against
                      ---------           -----------              --------
William Tan           5,522,520               -0-                     -0-
Ian Edmonds           5,522,520               -0-                     -0-
John Rudy             5,522,520               -0-                     -0-

The second proposal for consideration was the ratification of Horwath Orenstein LLP as the Company's auditors. For the ratification of Horwath Orenstein the following votes were cast.

   For                   Abstained               Against
---------                ---------               -------
5,522,520                 -0-                     -0-


                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASD OTC Bulletin Board Market under the symbol ZNCM. On March 24, 2008, the last sales price of the Company's common stock was $.39.

The following table sets forth the high and low bid prices of the Company's common stock on a quarterly basis for the calendar years 2005 and 2006, as reported by the NASDAQ Trading and Market Services:

                    -----|-------------------|----------|---------|
                         |   Calendar Period |   High   |   Low   |
                    -----|-------------------|----------|---------|
                    2006 | First Quarter     |  $3.15   |  $1.76  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $1.90   |  $1.20  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $2.15   |  $1.21  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $2.09   |  $1.38  |
                    -----|-------------------|----------|---------|
                    2007 | First Quarter     |  $2.09   |  $0.85  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $1.30   |  $0.70  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $0.85   |  $0.67  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $0.85   |  $0.63  |
                    -----|-------------------|----------|---------|

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends were declared and paid on March 23, 2007 on the Company's common stock (see Notes to Consolidated Financial Statements - NOTE G SHAREHOLDERS' EQUITY. As of March 31, 2008, the Company has 61,988 shares of Class A preferred stock outstanding and held by two record shareholders. There is no trading market for the preferred stock. The Class A preferred stock carries an annual dividend of $0.3675 per share, payable in cash or shares of common stock. A share of preferred stock is convertible into two shares of common stock at the option of the holder. The Company has paid all dividends due on the Class A preferred stock.

As of March 31, 2008, the Company had 9,957,196 shares of common stock issued and outstanding and held by 562 shareholders of record.

Restricted Stock

On June 25, 2007, the Board of Directors of Zunicom approved a grant of 996,940 restricted shares of Zunicom's common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of Zunicom prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell 1,000,000 shares of UPG common stock resulting in a $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vests in full on June 25, 2011, and is subject to certain restrictions and obligations up to the point of vesting. The stock will not be registered and will be held in escrow for the benefit of the grantee until the vesting date. Our chairman agreed not to exercise options on 400,000 shares of Zunicom common stock, and the officers and employees of UPG held options on 653,000 shares of Zunicom common stock which lapsed after the deconsolidation of UPG. In accordance with FASB 123R, we accounted for the grant of restricted shares to our chairman as stock based compensation. We accounted for the grant of restricted shares to UPG officers and employees as a contribution of capital in accordance with EITF 00-12, "Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investor." We will amortize 60% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period. The Company concluded that it is reasonable to discount the value of these restricted shares by 29.52%. Of the 29.52% discount, the Company considers the risk of forfeiture to be 10% and illiquidity to be 19.52%. The Company applied this discount to the grant date market value of a freely tradable share to arrive at the fair value of a restricted share.

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders as of December 31, 2007:

---------------------|--------------------|-----------------|-- ---------------|
  Plan Category      |Number of Securities|Weighted-Average |    Number of     |
                     | to be Issued Upon  |Exercise Prices  |   Securities     |
                     |    Exercise of     |of Outstanding   |   available      |
                     |    Outstanding     |   Options,      |   for future     |
                     |      Options,      |   Warrants      | issuance under   |
                     |      Warrants      |  and Rights     |     equity       |
                     |     and Rights     |                 |compensation plans|
---------------------|--------------------|-----------------|------------------|
Equity compensation  |                    |                 |                  |
plans (stock options)|                    |                 |                  |
approved by          |                    |                 |                  |
stockholders         |     425,000        |     $0.95       |    2,870,000     |
---------------------|--------------------|-----------------|------------------|
Total                |     425,000        |     $0.95       |    2,870,000     |
---------------------|--------------------|-----------------|---- -------------|


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

BACKGROUND AND RECENT DEVELOPMENTS

Recent Event

On December 21, 2006, our wholly-owned subsidiary, Universal Power Group, Inc. offered the sale of 2,000,000 shares of its common stock in an IPO. In addition, we sold 1,000,000 shares of UPG's common stock that we owned. On December 27, 2006, the offering was completed at $7.00 per share. UPG's stock is listed on the American Stock Exchange and is traded under the symbol "UPG".

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

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

Currently,    the   operations   of   Zunicom   are   conducted    through   its
wholly-owned subsidiary, AlphaNet Hospitality Systems, Inc.

Effective with UPG's IPO in December 2006, UPG's financial results are no longer consolidated with those of Zunicom. As a result, when comparing 2007 financial results with 2006 financial results, over 95% of the difference relates to the deconsolidation of UPG. Accordingly, the following discussion compares only AlphaNet and Zunicom corporate financial results between 2007 and 2006.

REVENUES

AlphaNet had revenues of $1,522,183 for the year ended December 31, 2007, compared to revenues of $1,749,428 for the year ended December 31, 2006, a decrease of $227,245, or 13.0%. Of the $227,245 decrease in revenue, $38,865 is due to the continuing decline of the InnFax(TM) product driven by the competition of in-room internet service. As of December 31, 2007, we discontinued the InnFax(TM) product. The remaining $188,380 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM)product and decreased renewals.

COST OF REVENUES

For the year ended December 31, 2007, AlphaNet's cost of revenues was $441,389 compared to cost of revenues of $513,994 for the year ended December 31, 2006, a decrease of $72,605 or 14.1%. The decrease in the cost of revenues is due primarily to a decline in network costs for InnFax(TM) reflecting its decreased usage and a decline in installation costs for the Office(TM)product reflecting the decline in installations. The InnFax(TM) product has been discontinued as of December 31, 2007.

OPERATING EXPENSES

AlphaNet's selling, general and administrative expenses for the year ended December 31, 2007 were $1,167,032 compared to $1,309,523 for the year ended December 31, 2006, a decrease of $142,491 or 10.9%. The decrease is primarily attributable to a decrease in occupancy costs of approximately $39,000 due to the reduction in rent achieved through the relocation of the Toronto office in the second quarter of 2007, a decrease in employment costs of approximately $20,000 due to the reduction of one position in 2007, a decrease of approximately $69,000 in public company costs now being paid by Zunicom, a decrease in interest expense and bank charges of approximately $13,000 due to the payoff of a loan in 2006 and reduced volume, a decrease of approximately $16,000 in depreciation due to reduced acquisition of equipment reflecting the reduced volume, a decrease of $9,500 in asset write off, offset by an increase of approximately $25,000 in increased US personal property and use taxes due principally to a settlement with the State of Texas with regard to tax liabilities from 2001 and 2002. Since the deconsolidation of UPG, management no longer believes it necessary to charge public company costs to Alphanet.

Zunicom's selling, general and administrative expenses for the year ended December 31, 2007 were $652,819 compared to $392,717 for the year ended December 31, 2006, representing an increase of $260,102 or 66.2%. The increase is primarily attributable to and increase of approximately $69,000 in public company costs previously paid by AlphaNet and an increase of approximately $190,000 in legal and accounting and tax fees in connection with the payment of the dividend in February 2007 and the issuance of restricted stock in June 2007.

OTHER INCOME / EXPENSE

Zunicom's consolidated other income (expense)for the year ended December 31, 2007 was $1,338,269 compared to $11,553,374 a decrease of $10,215,105 or 88.4%.
Of the $10,215,105 decrease approximately $12,300,000 is due to the gain on the sale of Zunicom's investment in UPG in 2006 offset by an approximately $1,200,000 positive swing in interest income from an expense in 2006 of approximately $800,000 from UPG's line of credit which remained with UPG after the deconsolidation to income of approximately $400,000 from interest on increased bank balances from the sale of UPG stock and interest on the UPG notes and an approximately $870,000 increase in Zunicom's equity in UPG's earnings in 2007.

Equity in earnings of investee of $870,053 represents Zunicom's share of UPG's net income for the year ended December 31, 2007 and $47,291 represents changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee. The change in equity of UPG is due to issuance of stock options and Zunicom restricted stock.


LIQUIDITY - YEAR ENDED DECEMBER 31, 2007

Zunicom had cash and cash equivalents of $516,276 and $8,259,709 at December 31, 2007 and 2006 respectively.

Net cash used in operating activities was $308,609 through December 31, 2007 compared to cash used in operating activities of $2,919,250 through December 31, 2006. Cash used in operating activities in 2007 is primarily net income and depreciation of approximately $700,000 plus increases in deferred taxes and stock based compensation of approximately $300,000 offset by changes in equity earnings of approximately $900,000, and changes in operating assets and liabilities of approximately $400,000.

Net cash used in investing activities of $276,121 represents AlphaNet asset purchases in 2007 to support the Office(TM)product.

Net cash used in financing activities was $7,158,701 in 2007. Cash used in financing activities is the payment of cash dividends in 2007 of $7,153,122, and cash dividends on preferred stock of $5,579.

The net decrease in cash in 2007 was $7,743,433.

The Company, through UPG, had a $16 million line of credit with Compass Bank that expired on May 5, 2007, but was renewed in June 2007. The line of credit is secured by the assets of UPG, however, the Company had been a guarantor of the line of credit. At July 31,2007, the Company signed a subordination agreement with the bank whereby the Company agreed to subordinate its notes (in the principal amount of $5,850,000 at December 31,2007) from UPG to the line owed by UPG to the bank. The agreement contains a provision under which UPG may, if not in default under the line of credit, pay interest and principal on its notes to the Company as they become due, but the Company must hold any amounts received in trust for the benefit of the Bank while the line of credit is outstanding. In return, the bank released the Company from its guarantee.

Zunicom management believes that cash on hand and the proceeds of the sale of patents on January 28, 2008 will be sufficient to meet its operational needs over the next year.

AlphaNet's notes payable to related parties totaling $217,128 were paid in 2006. (See Note F to the consolidated financial statements)

CAPITAL RESOURCES

At  December  31, 2007 the Company  did not have any  material  commitments  for
capital   expenditures.   The  Company  has  no  off  balance  sheet   financing
arrangements.

INTERNATIONAL CURRENCY FLUCTUATION

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

Revenue Recognition

AlphaNet provides computer related access services to hotels. AlphaNet places computer components in the hotel properties which allow hotel guests access to facsimile machines, computers and other office machinery. The hotel guests use the equipment on a fee per minute basis which AlphaNet tracks. AlphaNet bills either the hotel property or the customer directly at the end of each fee per minute session. Much of this business is conducted through credit cards. AlphaNet records the sale upon completion of the session.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2007.

Stock-Based Compensation

On January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

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

In December 2007, the FASB issues SFAS 141(R),  Business Combinations.  SFAS 141
(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquire as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated financial Statements - an amendment of ARB No. 51. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement . SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company is currently evaluating the impact that SFAS 160 will have on its financial statements and disclosures.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Our customers and suppliers are primarily located in the U.S. Canada is the only other country in which we do business and that is very limited. We do pay expenses in Canada but those amounts are exceeded by our payments in US dollars. The aggregate impact of any likely exchange rate fluctuations would be immaterial as most payments are made in U.S. dollars. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item appears in the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm contained in Item 15(a) (1 and 2).


ITEM 9. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In 2007, the Company changed its auditing firm from KBA Group LLP, Dallas, Texas to Horwath Orenstein LLP, Toronto, Canada.

The Company does not have any disagreement with its auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to ensure that material information regarding our operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time so too may the effectiveness of internal controls.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness or our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10K, (December 31, 2007). In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Also, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control of financial reporting as of December 31, 2007, is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ZUNICOM, INC.

The names, ages and titles of our executive officers and directors subsequent to the Deconsolidation Date are as follows:

         Name                   Age                 Positions
        -------               ------                ----------
     William Tan                64       Chairman - Board of Directors / Chief
                                         Executive Officer

     Ian Colin Edmonds (a)      36       Director

     John Rudy (b)              65       Vice President, Chief Financial Officer
                                         and Director

     (a) Ian Edmonds, Zunicom's executive vice president, Julie Sansom-Reese, Zunicom's chief financial officer, and Mimi Tan, Zunicom's vice-president and Corporate secretary, resigned as of December 20, 2006 to serve in similar positions with our formerly wholly-owned subsidiary, UPG. Mr. Edmonds continues to serve as a director of Zunicom.

     (b) On January 24, 2007, Zunicom's Board of Directors appointed John Rudy Vice-President and Chief Financial Officer. On December 14, 2007, he was reelected as a director and reappointed as Vice President and Chief Financial Officer of Zunicom.

David Parke was elected to serve as a director in October 2006. He did not stand for re-election at the Company's annual shareholders' meeting on December 14, 2007.

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

JOHN RUDY was elected to serve as a director in October, 2006. He is founder and owner and has been President since 1992, of Beacon Business Services, Inc., Matawan, New Jersey, a consulting firm specializing in providing financial, accounting and business advisory services to small companies. From August 1998 through April 2000 Mr. Rudy served as interim chief financial officer of Hometown Auto Retailers, Inc., a publicly-traded automobile dealer group. From August 2005 until May 2006 he served as interim chief financial officer of Sona Mobile Holdings Corp., a publicly traded wireless technology company. Since July 2005 Mr. Rudy has served as a director of AdStar, Inc., a publicly-traded company engaged in internet ad placement products and services and Jesup & Lamont, Inc., a publicly-traded broker-dealer. Since May 2005 he served as a director of Trey Resources, Inc., a publicly-traded software reseller. Mr. Rudy received an M.B.A. from Emory University and a B.S. in economics from Albright College and is a certified public accountant in New York State.

Directors of the Company are elected at the annual shareholder meeting and serve as directors until the next annual meeting of shareholders. Directors may be re-elected at succeeding annual meetings so as to succeed themselves. No material changes have occurred with regard to procedures by which security holders may recommend nominees to our board of directors.

The Board acts as the Company's audit committee as well as the Company's executive compensation committee. Neither Mr. Tan, nor Mr. Edmonds qualifies as an "audit committee financial expert" as defined in SEC Regulation S-K. Mr. Rudy qualifies but is no longer independent since being appointed Vice - President and Chief Financial Officer in January, 2007.

Other Significant and Key Employees:

The following table sets forth-certain information concerning significant employees of the Company's wholly-owned subsidiary.

                                Age      Position
Ian Kindred                     61       COO of AlphaNet

IAN KINDRED, Chief Operating Officer and Vice President, joined AlphaNet in 1992 to create and manage InnFax(TM) operations, engineering and customer service in North America, as well as to provide operations support to AlphaNet's InnFax(TM) licensees around the world. Mr. Kindred has 19 years experience in the high-tech sector, and has held management positions at Panacom Automation, Hewlett-Packard and Varity Corporation.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics is posted on our website at www.zunicom.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2007, there have been no untimely filings of such required forms.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General

We have provided what we believe is a competitive compensation package to our executive management team through a combination of base salary, a long-term equity incentive compensation plan and an employee benefits program.

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices since the deconsolidation of UPG in December 2006.

Our objective is to attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance and value to our shareholders, we strive to provide a total compensation package that is competitive with total compensation generally provided to executives in our industry and general industry companies of similar size in terms of revenue and market capitalization. Those are the organizations against whom we generally compete for executive talent.

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

Based on their understanding of executive compensation for comparable positions at similarly situated companies, experience in making these types of decisions and judgment regarding the appropriate amounts and types of executive compensation to pay and in part on recommendations where appropriate, from our chief executive officer, along with other considerations discussed below, the board of directors approve the annual compensation package of our executive officers with respect to the appropriate base salary, and the grants of long-term equity incentive awards.

The annual performance review of our executive officers is considered by the board of directors when making decisions on setting base salary, and grants of long-term equity incentive awards. Our chief executive officer does not currently take a salary. When making decisions on setting base salary, targets for and payments under our bonus opportunity and initial grants of long-term equity incentive awards for new executive officers, the board of directors considers the importance of the position to us, the past salary history of the executive officer and the contributions to be made by the executive officer to us. The board of directors also reviews any analyses and recommendations from other sources retained or consulted.

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

Allocation Between Long-Term and Currently Paid Out Compensation

The compensation we currently pay consists of base pay. The long-term compensation consists entirely of awards of stock options pursuant to our stock option plans. The allocation between long-term and currently paid out compensation is based on our objectives and how comparable companies use long-term and currently paid compensation to pay their executive officers.

Allocation Between Cash and Non-Cash Compensation

It is our policy to allocate all currently paid compensation in the form of cash and all long-term compensation in the form of awards of options to purchase our common stock. We consider competitive markets when determining the allocation between cash and non-cash compensation.

Other Material Policies and Information

All pay elements are cash-based except for the long-term equity incentive program, which is an equity-based (stock options) award. We consider market pay practices and practices of comparable companies in determining the amounts to be paid, what components should be paid in cash versus equity, and how much of a named executive officer's compensation should be short-term versus long-term compensation opportunities for our executive officers, including our named executive officers, are designed to be competitive with comparable companies. We believe that a substantial portion of each named executive officer's compensation should be in performance-based pay.

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

Compensation or amounts realized by executives from prior compensation from us, such as gains from previously awarded stock options or options awards, are taken into account in setting other elements of compensation, such as base pay, or awards of stock options under our long-term equity incentive program. With respect to new executive officers, we take into account their prior base salary and annual cash incentive, as well as the contribution expected to be made by the new executive officer, the business needs and the role of the executive officer with us. We believe that our executive officers should be fairly compensated each year relative to market pay levels of similar companies and equity among all our executive officers. Moreover, we believe that our long-term incentive compensation program furthers our significant emphasis on pay for performance compensation.

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

The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table - See "Summary of Compensation." For the fiscal year ended December 31, 2007, cash compensation to our named executive officers was $62,500, with our chief executive officer receiving $0.0 of that. We believe that the base salary paid to our executive officers during 2007 achieves our executive compensation objectives, compares favorably to similar companies and is within our objective of providing a base salary at market levels.


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

Overview of 2007 Compensation

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2007 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2007 was competitive with comparable companies. See "Summary of Compensation."


Other Benefits

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

                           Summary Compensation Table

                                                           Change in
                                                    Non-    Pension
                                                  Equity     Value
                                                 Incentive  and Non-
                                                   Plan     Qualified    All
 Name &                     Cash   Stock   Option Compen-   Deferred    Other
 Principal           Salary Bonus  Awards  Awards sation  Compensation  Compensa-
 Position     Year   ($)(1) ($)(2) ($)(3)   ($)    ($)    Earnings ($)  tion ($)  Total ($)
-------------------------------------------------------------------------------------------

William Tan - 2007        -      - 205,801                                  -           -
 Chairman of  2006        -      -                                      5,222(4)    5,222
 the Board of
 Directors
 and CEO

John Rudy -   2007   62,500      -         38,986
VP/CFO and
Director

Ian Edmonds - 2007    7,500      - 115,587                                  -           -
 EVP/COO and  2006  187,731 68,416                                     23,498(5)  279,645
 director
 (director
 only since
 Dec 2006)

Mimi Tan      2007                  86,691
Former EVP    2006  153,842 58,267                                      5,035(3)  217,144

Market Operations
(1) Includes salary of $151,730,paid in 2006, by UPG to Ian Edmonds, for services rendered to UPG.
(2) Includes bonuses of $48,000,paid in 2006 by UPG to Ian Edmonds for services rendered to UPG.
(3) Grants of restricted stock (See note D "Stock Options and Warrants" to the consolidated financial statements) MiMi Tan is the wife of Ian Edmonds.
(4)  Medical and long-term disability insurance payments.
(5)  Car lease, medical insurance and long-term disability insurance payments.

Grants of Plan Based Awards

----------------------------------------------------------------------------------------------------------------
                                Estimated Future Payouts   Estimated Future       All        All
                                    Under Non-Equity            Payouts          Other      Other
                                        Incentive        Under Equity Incentive  Stock      Option
                                      Plan Awards(2)          Plan Awards        Awards:    Awards:    Exercise
                         Grant ------------------------ -----------------------  Number    Number of    or Base
                         Date                                                   of shares  Securities   Price of
Name &                   Fair  Thres-                    Thres-                  or stock   Underlying   Option
Principal    Grant      Value  hold    Target Maximum    hold  Target Maximum     Units      Options     Awards
Position     Date       ($)    ($)      ($)      ($)      (#)   (#)    (#)        (#)        (#)(2)    ($/share)
------------ ---------  ------ ------- ------ --------  ------ ------ -------   ---------- ----------- ---------

William Tan
-President
and CEO
----------------------------------------------------------------------------------------------------------------
Ian Edmonds
-EVP, COO
----------------------------------------------------------------------------------------------------------------
John Rudy, VP, CFO and
Director     Feb 1, 07  $38,986                                                            25,000      $1.75
----------------------------------------------------------------------------------------------------------------


    (2) All Option Awards were fully vested as of December 31, 2007.

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


Employment Agreements and Arrangements

In February 2007, Zunicom entered into a one year employment agreement with John Rudy, our Vice President and Chief Financial Officer and a director. Under the agreement, Mr. Rudy receives $5,000 per month for defined services as our Chief Financial Officer and to oversee the operations of our subsidiary, AlphaNet Hospitality Systems, Inc. Services outside of the scope as defined in the agreement will be paid at an hourly rate of $150. In addition, Mr. Rudy received options to purchase 25,000 shares of our common stock at an exercise price of $1.75. The agreement stipulates that Mr. Rudy has other interests and his services to Zunicom are not on a full-time basis. At our Board of Directors meeting on March 10, 2008, Mr. Rudy's agreement was renewed on the same terms and he was granted options to purchase 25,000 shares of our common stock at the closing price on March 10. For the year ended December 31, 2007, Mr. Rudy was paid $55,000 for his services as our chief Financial Officer and $7,500 for his prior service as an independent director. As an executive of the Company, Mr. Rudy no longer receives compensation for his services as a director.

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

Equity Incentive Compensation Plan

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. At December 31, 2007, 2006 and 2005, there are 425,000, 1,054,500, and 1,059,500 options, respectively, outstanding under the 1999 Plan.

Material Terms of Plan-Based Awards

The 1999 Incentive Stock Option Plan, approved on August 13, 1999 originally provided for options that expired in November, 2005. In November, 2005 the Board of Directors granted new options pursuant to the 1999 Plan expiring August 10, 2009.

Outstanding Equity Awards

         Summary

At December 31, 2007 there are 425,000 compensatory stock options outstanding with a weighted-average exercise price of $0.95 and all of these compensatory stock options are exercisable. The weighted-average remaining contractual life of the compensatory options outstanding and exercisable approximated 1.8 years at December 31, 2007.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2007 with respect to the named executive officers.

                  Outstanding Equity Awards at Fiscal Year-End

                            Option Awards                                               Stock Awards
-----------------------------------------------------------------------------------------------------------------------
Name             Number       Number       Equity                         Number     Market    Equity        Equity
                   of           of        Incentive                         of     Value of  Incentive    Incentive Plan
               Securities   Securities      Plan                          Shares    Shares      Plan        Awards:
                Underlying  Underlying     Awards:                       or Units     or      Awards:      Market or
               Unexercised  Unexercised   Number of                         of     Units of  Number of    Payout Value
                 Options      Options     Securities                      Stock     Stock    Unearned     of Unearned
                  (#)           (#)       Underlying                       That      That      Shares,      Shares,
               Exercisable  Unexercisable Unexercised  Option              Have      Have     Units or      Units or
                  (1)                      Unearned   Exercise   Option     Not      Not     Other Rights  Other Rights
                                            Options    Price   Expiration  Vested   Vested    That Have    That Have
                                              (#)       ($)       Date      (#)      ($)     Not Vested    Not Vested
                                                                                                (#)           ($)
-----------------------------------------------------------------------------------------------------------------------
William Tan -
 President and
 CEO              400,000                              $ .90    8/10/2009
-----------------------------------------------------------------------------------------------------------------------
John Rudy -
 VP, CFO           25,000                              $ 1.75    2/1/2012
-----------------------------------------------------------------------------------------------------------------------

   (1)  Options are fully vested at December 31, 2007.

Option Exercises

The following table sets forth certain information with respect to option and stock exercises during the fiscal year ended December 31, 2007 with respect to the named executive officers.

                      Option Exercises and Stock Vested (1)
                           Option Awards Stock Awards

   Name           Number of      Value      Number of      Value
                   Shares       Realized     Shares      Realized
                  Aquired on       On       Aquired on       On
                 Exercise (#)  Exercise ($) Vesting (#)  Vesting ($)
---------------------------------------------------------------------
William Tan
John Rudy

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

Post-Employment and Change in Control Provisions

Provisions and Triggers

Compensation of Directors

Our newly elected directors received an initial fee of $7,500 to serve 1 year, plus reimbursement for actual out-of-pocket expenses in connection with each board meeting attended. Directors who are also employees of the Company do not receive additional remuneration for serving as a director. Following is a table summarizing compensation to members of our board of director for 2007.

                           Director Compensation Table

                                                         Change in
                                                          Pension
               Fees                         Non-Equity    Value &
              Earned                        Incentive   Non-qualified
                or                             Plan       Deferred      All Other
              Paid in    Stock    Option   Compensation Compensation  Compensation
Name          Cash(1)  Awards(2) Awards(3)     (4)      Earnings (5)               Tota1 (4)
------------ --------- --------- --------- ------------ ------------- ------------ ---------
William Tan        --        --                     --           --        --             --
Ian Edmonds  $  7,500        --                     --           --        --      $   7,500
John Rudy          --        --                     --           --        --             --

   (1) Messrs. Tan and Rudy, as officers of the Company, receive no additional remuneration for serving as a director.
   (2) There were no stock awards in 2006.
   (3) There were no option awards in 2006.
   (4) Zunicom does not currently have a Non-Equity Incentive Compensation Plan.
   (5) Zunicom does not currently have a Pension or Deferred Compensation Plan.


We adopted the fair value recognition provisions of SFAS No. 123(R) effective January 1, 2006. Accordingly, the following summarizes the grant date fair value of each award granted during 2007, computed in accordance with SFAS No. 123(R) for recognition in financial statement reporting and grant date fair value for the individual directors:


                           GRANT OF PLAN BASED AWARDS

                                            Exercise
                                Number of   or Base
                               Securities   Price of
                                Underlying   Option    Grant Date
                        Grant    Options     Awards    Fair Value
Name                    Date       (#)      ($/share)     ($)
---------------------- -------- ----------- ---------- ------------
William Tan, Chairman                       $          $
-------------------------------------------------------------------
John Rudy
VP/CFO and Director   Feb 1, 2007 25,000    $ 1.75     $38,986
-------------------------------------------------------------------
Ian Edmonds,
Director                                    $          $
-------------------------------------------------------------------

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

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
William Tan            2,835,273 (3) 28.47%    0                   0
President and CEO      Direct and
1720 Hayden Drive      Indirect
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------
Kim Yeow Tan           991,818 (4)    9.96%    0                   0
11 Jalan Medang        Indirect
Bukit Bandaraya
59100 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------

All Directors          2,835,273     28.47%    0                   0
and Executive
Officers as a Group
(1 person)
---------------------  ------------  --------  ----------------    ------
(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(2) Percent of Class for the Common Stock is based on the 9,957,196 shares outstanding as of March 24, 2008. Percent of Class for the Series A Preferred

Stock is based on 61,988 shares outstanding as of March 24, 2008. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares assumable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from March 31, 2007.

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

Equity Compensation Plan Disclosure

We reserved 1,300,000 shares of our common stock to be issued under our 1999 Incentive Stock Option Plan and granted 425,000 options to certain employees and directors with an average exercise price of $0.95 per share. The options expire August 10, 2009.

We reserved 2,000,000 shares of our common stock to be issued under our 2000 Incentive Stock Option Plan. No options have been granted under the plan.

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2007.

------------------- ------------- -------------------- ---------------------
                      Number of
                      Securities  Weighted-   Number of
                        to be     Average     Securities
                      Issued Upon Exercise    available
                      Exercise of Prices of   for future
                      Outstanding Outstanding  issuance
                       Options,    Options,   under equity
                       Warrants    Warrants   compensation
    Plan Category     and Rights  and Rights     plans
-------------------- ------------ ----------- -------------
Equity compensation
plans (stock
options) approved
by stockholders         425,000       $0 .95     2,875,000
-------------------- ------------ ----------- --------------
Equity compensation
plans not approved
by stockholders          N/A           N/A          N/A
-------------------- ------------ ----------- --------------
Total                   425,000       $0 .95     2,875,000
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

See NOTE F in the Notes to Consolidated Financial Statements for details and discussion of related party transactions during 2007.

Corporate Governance

Our board consists of 3 directors, Messrs. William Tan, Ian Edmonds, and John Rudy. Only Mr. Edmonds is considered independent.


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

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the review of Form 10-Q for the first quarter of 2007 and by Horwath Orenstein for the reviews of the second, third and fourth quarters and the form 10-K for 2007 and for the audits of the consolidated financial statements of the Company for the year ended December 31, 2007 were approximately $75,000 for 2007 and approximately $137,000 for 2006.

Audit-Related Fees. Aggregate fees billed for all audit-related services rendered by KBA Group LLP were approximately $3,000 for 2007 and approximately $12,000 for 2006. The amount for 2007 related primarily to the issuance of restricted stock. The amount for 2006 primarily included an audit of one of the Company's subsidiaries.

Tax Fees. Aggregate fees billed for permissible tax services rendered by KBA Group LLP were approximately $18,000 for 2007 and approximately $26,000 for 2006. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns.

All Other Fees. Aggregate fees billed for service rendered by KBA Group LLP for IPO related reviews consisted of approximately $0 for 2007 and $139,000 for 2006. Approximately $100,000 of these audit and tax fees were related to the 2006 deconsolidation of UPG and were billed by KBA Group LLP in 2007 and paid in 2007.

                                     PART IV

Item 15. Exhibits, FINANCIAL STATEMENTS and Reports on Form 8-K

   (a)  1. Consolidated Financial Statements.

The following consolidated financial statements of Zunicom, Inc. and subsidiary, are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

        o  Reports of Independent Registered Public Accounting Firms
        o  Consolidated Balance Sheets as of December 31, 2007 and 2006
        o Consolidated Statements of Operations for the years ended December 31, 2007 and 2006
        o Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2007 and 2006
        o Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006
        o  Notes to Consolidated Financial Statements


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

        (c) Exhibits

Exhibit No.                               Description
-----------                               -----------

3.1 Articles of Incorporation, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 January 23, 1996)
3.2 Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996)
3.2(a) Amended Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No.33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996)
3.3 Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996, January 23, 1996)
10.1         Amended and Restated Creditors Subordination Agreement*
14.1         Code of  Ethics  and  Business  Conduct  as  adopted March 30, 2004
21.1         Subsidiaries*

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

                                    Date:    March 31, 2008

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

  Signature                      Capacity                            Date


/s/ William Tan    Director, Chairman of the Board,          March 31, 2008
-----------------  President and Chief Executive
William Tan        Officer (principal executive officer)


/s/ Ian Edmonds    Director                                  March 31, 2008
-----------------
Ian Edmonds


/s/ John Rudy      Chief Financial Officer                   March 31, 2008
-----------------  (principal financial and principal
John Rudy          accounting officer) and Director

                                 ITEM 15 (a)(1)
                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ZUNICOM, INC. AND SUBSIDIARY


                                DECEMBER 31, 2007

                          INDEX TO FINANCIAL STATEMENTS

                          ZUNICOM, INC. AND SUBSIDIARY


                                                                       Page
                                                                       ----
Reports of Independent Registered Public Accounting Firms...............F-3

Financial Statements

     Consolidated Balance Sheets as of December 31, 2007 and 2007.......F-5

     Consolidated Statements of Operations
        for the years ended December 31, 2007 and 2006..................F-7

     Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 2007 and 2006..................F-9

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2007 and 2006..................F-10

     Notes to Consolidated Financial Statements.........................F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of
Zunicom , Inc. and   Subsidiary

We have audited the accompanying consolidated balance sheet of Zunicom, Inc. and Subsidiary (the "Company") as at December 31, 2007 , and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended . These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zunicom, Inc. and Subsidiary as of December 31, 2007 and the consolidated results of their operations and their cash flows the year then ended , in conformity with U.S. generally accepted accounting principles .

Toronto, Canada                            /s/Horwath Orenstein, LLP
March 27, 2008                                 Chartered Accountants
                                               Licensed Public Accountants

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

Stockholders and Board of Directors
Zunicom, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Zunicom, Inc. and Subsidiaries the "Company") as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zunicom, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ KBA GROUP LLP
Dallas, Texas
April 17, 2007

                          ZUNICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2007 and 2006

                                     ASSETS
                                                          2007         2006
                                                      ------------ ------------
CURRENT ASSETS
 Cash and cash equivalents                            $   165,276  $ 8,259,709
 Restricted cash (1)                                      351,000           --
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $6,300 and $4,889              11,278       23,232
 Interest receivable from unconsolidated investee          10,578       10,578
 Note receivable from unconsolidated investee
   - current portion                                      731,250           --
 Inventories - finished goods                              21,595       20,142
 Prepaid expenses and other current assets                 56,854       70,426
                                                      -----------  -----------
    Total current assets                                1,347,831    8,384,087
                                                      -----------  -----------
PROPERTY AND EQUIPMENT
 Business center equipment                                666,142      972,832
 Machinery and equipment                                  719,615       24,870
 Computer equipment                                       146,709      145,454
 Furniture and fixtures                                    30,097       33,298
 Leasehold improvements                                    12,377      122,365
                                                      -----------  -----------
                                                        1,574,940    1,298,819
 Less accumulated depreciation and amortization        (1,426,095)  (1,073,259)
                                                      -----------  -----------
    Net property and equipment                            148,845      225,560
                                                      -----------  -----------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE (1)       5,118,750    5,850,000

INVESTMENT IN UNCONSOLIDATED INVESTEE                   7,420,119    6,125,383
                                                      -----------  -----------

TOTAL ASSETS                                          $14,035,545  $20,585,030
                                                      ===========  ===========


(1) See Note K Commitments - Note Guarantee in the footnotes to our consolidated financial statements.











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2007 and 2006

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          2007         2006
                                                      ------------ ------------
CURRENT LIABILITIES
 Due to unconsolidated investee                                --      186,619
 Accounts payable                                         239,159      237,310
 Accrued liabilities                                      141,827      395,633
 Dividends payable                                          5,579           --
                                                      -----------  -----------
   Total current liabilities                              386,565      819,562
                                                      -----------  -----------
NON-CURRENT DEFERRED TAX LIABILITY                      4,068,011    3,824,222
                                                     ------------  -----------
TOTAL LIABILITIES                                       4,454,576    4,643,784
                                                     ------------  -----------


STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
   1,000,000 shares authorized; 61,988
   and 86,988 Class A Shares issued and out-
   standing; liquidation preference of
   $325,437 as of December 31, 2007                        61,988       86,988
 Common stock - $0.01 par value;
   50,000,000 shares authorized;
   9,957,196 and 8,891,394
   shares issued and out-
   standing                                                99,571       88,914
 Additional paid-in capital                             9,089,234   14,818,893
 Accumulated earnings (deficit)                           330,176      946,451
                                                     ------------  -----------
      Total stockholders' equity                        9,580,969   15,941,246
                                                     ------------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $14,035,545  $20,585,030
                                                     ============  ===========














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED DECEMBER 31, 2007 and 2006

                                                          2007         2006
                                                      ------------ ------------
REVENUES
 Sales                                                $        --  $92,587,441
 Service revenue                                        1,522,183    1,749,428
                                                      -----------  -----------
                                                        1,522,183   94,336,869
COST OF REVENUES
 Cost of goods sold                                            --   79,426,270
 Direct servicing costs                                   441,389      513,994
                                                      -----------  -----------
                                                          441,389   79,940,264
                                                      -----------  -----------
GROSS PROFIT                                            1,080,794   14,396,605

OPERATING EXPENSES
 Selling, general and administrative                    1,691,942   12,719,291
 Depreciation and amortization of
    property and equipment                                127,909      296,870
 Write off of property and equipment                           --        9,500
                                                      -----------  -----------
                                                        1,819,851   13,025,661
                                                      -----------  -----------
INCOME (LOSS) FROM OPERATIONS                            (739,057)   1,370,944

OTHER INCOME (EXPENSES)
 Interest expense, related parties                             --       (8,293)
 Interest income (expense), other                         441,594     (827,038)
 Interest income, related party                                --       10,578
 Gain on sale of investment                                    --    5,686,929
 Equity in earnings of investee                           870,053
 Gain on equity transactions of
    unconsolidated investee                                47,291    6,654,201
 Other, net                                               (20,669)      36,997
                                                      -----------  -----------
                                                        1,338,269   11,553,374
                                                      -----------  -----------
INCOME BEFORE PROVISON FOR
INCOME TAXES                                              599,212   12,924,318
                                                      -----------  -----------
PROVISION FOR INCOME TAXES                               (243,789)  (4,302,748)
                                                      -----------  -----------








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2007 and 2006

                                                          2007         2006
                                                      ------------ ------------

NET INCOME                                            $   355,423  $ 8,621,570
                                                      ===========  ===========
Net income attributable to
 common stockholders                                  $   330,176  $ 8,589,792
                                                      ===========  ===========
Net income per share
attributable to common stockholders
    Basic                                             $       .04  $      0.97
                                                      ===========  ===========
    Diluted                                           $       .03  $      0.91
                                                      ===========  ===========
Number of weighted average shares of
common stock outstanding
    Basic                                               9,457,246    8,840,061
                                                      ===========  ===========
    Diluted                                             9,617,334    9,501,805
                                                      ===========  ===========






























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                            Preferred Stock        Common Stock
                         --------------------   ------------------   Additional
                         Number of              Number of             Paid-in     Accumulated
                          Shares      Amount     Shares     Amount    Capital     Earnings         Total
                                                                                  (deficit)
                         ---------  ---------   ---------  -------  -----------  ------------   ------------
Balances at January
 1, 2006                   88,988     88,988    8,614,750   86,148   14,601,331   (7,643,341)     7,133,126
                         --------   ---------   ---------  -------  -----------  -----------    -----------
Conversion of preferred
   stock into common
   stock                   (2,000)     (2,000)      4,000       40        1,960           --             --
Issuance of common
   stock pursuant
   to employee
   exercise of
   stock options               --          --       5,000       50        4,000           --          4,050
Dividends paid by
   issuance of common
   stock                       --          --      17,644      176       31,602      (31,778)            --
Issuance of common
   stock pursuant
   to warrant
   exercise                    --          --     250,000    2,500      180,000           --        182,500
Net income for 2006            --          --          --       --           --    8,621,570      8,621,570
                         --------   ---------   ---------  -------  -----------  -----------    -----------
Balances at December
   31,2006                 86,988   $  86,988   8,891,394  $88,914  $14,818,893  $   946,451    $15,941,246

Conversion of preferred   (25,000)    (25,000)     50,000      500       24,500           --             --
   stock into common
   stock

Dividends paid by              --          --      18,857      188       19,480      (19,668)            --
   issuance of common
   stock

Dividends paid on              --          --          --       --   (6,206,671)    (946,451)    (7,153,122)
   Common stock

Dividends paid on              --          --          --       --           --       (5,579)        (5,579)
   Preferred stock

Stock based                    --          --     351,807    3,518       62,091           --         65,609
   Compensation

Stock Contribution             --          --     645,133    6,451      370,941           --        377,392
   to UPG

Rounding adjustment                                     5

Net income for 2007            --          --          --       --          --       355,423        355,423

Balances at December
   31,2007                 61,988    $ 61,988   9,957,196  $99,571  $ 9,089,234  $   330,176    $ 9,580,969
                         ========   =========   =========  =======  ===========  ===========    ===========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 2007 and 2006
                                                          2007         2006
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                            $   355,423  $ 8,621,570
Adjustments to reconcile net income to net
 cash (used in) operating activities:
   Depreciation and amortization of property and
      equipment                                           352,836      296,870
   Loss on disposal of property and equipment                  --           --
   Provision for bad debts                                     --      131,017
   Provision for obsolete inventory                            --       50,000
   Deferred income taxes                                       --    3,824,222
   Write off of property and equipment                         --        9,500
   Gain on sale of investment                                  --   (5,686,929)
   Gain on equity transactions of investee                (47,291)  (6,654,201)
   Non-cash stock-based compensation                       65,609    2,175,035
   Equity in earnings of investee                        (870,053)          --
   Deferred income taxes                                  243,789           --
Change in operating assets and liabilities
      Accounts receivable - trade                          11,955   (1,879,218)
      Accounts receivable - other                              --       88,997
      Inventories                                          (1,453)  (3,630,837)
      Prepaid expenses and other current assets            13,573       24,871
      Other assets                                             --        1,850
      Accounts payable                                      1,849     (866,005)
      Accrued liabilities                                (253,806)     604,757
      Deferred rent                                            --      (30,749)
      Due to Investee                                    (186,619)          --
      Dividend payable                                      5,579           --
                                                      -----------  -----------
Net cash provided by (used in) operating activities      (308,609)  (2,919,250)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of UPG stock                             --   18,465,223
   Reduction in cash from deconsolidation of investee          --  (13,036,447)
   Purchase of property and equipment                    (276,121)    (242,057)
                                                      -----------  -----------
Net cash provided by (used in) investing activities      (276,121)   5,186,719
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net activity on line of credit                              --    5,312,160
   Proceeds from the exercise of stock options                 --        4,050
   Payments on capital lease obligations                       --      (20,968)
   Proceeds from exercise of warrants                          --      182,500
   Repayment of notes payable - related parties                --     (217,128)
   Dividends paid on common stock                      (7,153,122)          --
   Dividends paid on preferred stock                       (5,579)          --
                                                      -----------  -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                          2007         2006
                                                      ------------ ------------
Net cash provided by (used in) financing activities    (7,158,701)   5,260,614
                                                      -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (7,743,433)   7,528,083

Cash and cash equivalents at beginning of year          8,259,709      731,626
                                                      -----------  -----------
Cash and cash equivalents at end of year              $   516,276  $ 8,259,709
                                                      -----------  -----------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                         $       973  $   835,331
Income taxes paid                                     $   230,000  $    84,269

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
      Receivable from investee
        converted to a note receivable                $        --  $ 2,850,000
                                                      ===========  ===========
      Dividends due from investee in
        the form of a note receivable                 $        --  $ 3,000,000
                                                      ===========  ===========
      Preferred stock dividends paid through
         issuance of common stock                     $    19,668  $    31,778
                                                      ===========  ===========
   Conversion of preferred stock to common stock      $    25,000  $     2,000
                                                      ===========  ===========

   Capital contribution to unconsolidated investee    $   377,392  $        --
                                                      ===========  ===========



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                  (as to UPG, through the deconsolidation date)
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Zunicom, Inc., ("Zunicom" or the "Company"), formerly Tech Electro Industries, Inc., was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), is a provider of guest communication services to the hospitality market. Zunicom holds a 40 percent ownership interest in Universal Power Group, Inc. ("UPG"), a distributor and supplier to a diverse and growing range of Industries of portable power and related synergistic products, provider of third-party logistics services and a custom battery pack assembler.

In December 2006, the Company's previously wholly-owned subsidiary, UPG, completed an initial public offering which resulted in the Company's ownership interest in UPG being reduced from 100 percent to its present ownership interest of 40 percent. The Company consolidated UPG in its consolidated financial statements until December 20, 2006, (the "Deconsolidation Date") and currently accounts for UPG as an unconsolidated investee under the equity method of accounting. The Company has adopted the income statement gain recognition Method of accounting for issuances of a subsidiary's stock in accordance with SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock of a Subsidiary" ("SAB 51")

The accompanying audited consolidated financial statements of Zunicom, Inc. and its subsidiary, included herein have been prepared by the Company in accordance with accounting principals generally accepted in the United States of America ("GAAP").

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (in the case of UPG, through the Deconsolidation Date). All significant inter-company accounts and transactions have been eliminated in consolidation. The Company's investments in non-controlled entities (investees) in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented.

Investment in Unconsolidated Investee

As of December 31, 2007, we held 2,000,000 shares of common stock representing a 40 percent interest in UPG. We consolidated UPG in our financial statements as a business segment until the Deconsolidation Date. We deconsolidated UPG effective December 20, 2006 and simultaneously accounted for UPG under the equity method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". The activity between December 21, 2006 and December 31, 2006 is not considered to be material to the financial statements. At December 31, 2007 and 2006 the carrying value of the Company's investment in UPG is reported as a long-term investment in the accompanying balance sheet. Future earnings and losses in our investment in UPG will be recorded in the statement of operations.

Accounting for Sales of Stock by a Subsidiary

The Company accounts for sales of stock by a subsidiary under SAB 51. Under SAB 51, companies may elect, via an accounting policy decision, to record the difference between the carrying amount of the parent's investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary as either a gain or loss in the statement of operations or reflected as an equity transaction. The Company has elected to treat such excesses as gains in earnings, which are reflected in Gain on Equity Transactions of Unconsolidated Investee in the Consolidated Statements of Operations.

In 2006, the Company recorded $6,654,201 of non-cash pre-tax gains on issuances of stock by our equity method investee, UPG. The Company recorded a deferred tax liability totaling $1,608,378 on the book/tax differences. These gains relate primarily to UPG's issuance of common stock in its initial public offering. The issuance of the common stock by UPG combined with the sale of 1,000,000 shares of UPG's common stock that Zunicom owned, which was included in their IPO, reduced Zunicom's ownership interest in the total outstanding shares of UPG from 100% to 40%.

Cash and Cash Equivalents
-------------------------
The Company considers all unrestricted highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable
-------------------
The Company, through its wholly owned subsidiary AlphaNet Hospitality Systems, transacts the majority of its business through credit cards and therefore has minimal accounts receivable. Most of its current accounts receivable relate to its InnFax(TM) product which has been discontinued as of December 31, 2007. The existing trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for doubtful accounts for estimated losses resulting from nonpayment. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Inventories
-----------
Inventories consist of computer components, parts and supplies related to the Company's Office(TM) product. All items are stated at the lower of cost, determined using the average cost method by specific part, or market. The Company performs periodic evaluations, based upon business trends, to specifically identify obsolete components and parts. Components and parts identified as obsolete are written off.

Property and Equipment
----------------------
Property and equipment are carried at cost. Depreciation and amortization of property and equipment is provided for using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

Income Taxes
------------
The Company utilizes the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and, accordingly, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003, and state tax examinations for years before 2002. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2007 and 2006.

Long-Lived Assets
-----------------
The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value using discounted cash flows. For the year ended December 31, 2007 there was no impairment of the value of such assets. For the year ended December 31, 2006 the impairment of such assets totaled $9,500.

Revenue Recognition
-------------------
The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

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

     UPG is a distributor who purchases both finished goods and components from domestic and international suppliers. UPG adds value to products and components by packaging them in customer specified "kits" or tailor made units that are convenient for the customer to order and ship. Additionally,UPG has several customers that require specific battery solutions for inclusion in their own products. UPG will obtain the battery and necessary components and configure a new finished good unit based upon customer specifications. UPG refers to this process as a "value added service". UPG recognizes sales of finished goods at the time the customer takes title to the product.

     UPG sells products to several customers in bulk quantities. UPG obtains the order from the customer and arranges for the delivery of the product directly from UPG's vendor to the customer to reduce freight costs and wear and tear on the product from excessive handling. UPG refers to these transactions as "drop shipments" because the product is shipped directly from the Company's vendor to the Company's customer. UPG also has an inventory fulfillment agreement with Brinks. UPG purchases, handles, assembles and delivers installation components and tooling to Brinks and to independent Brinks authorized dealers. Revenues from drop shipment transactions and pursuant to the agreement with Brinks are recognized on a gross basis at the time the customer takes title to the product based on UPG's analysis of the criteria defined in Emerging Issues Task Force ("EITF") Issue No. 99-19 for gross revenue reporting. Specifically, (i) UPG is the primary obligor; (ii) UPG has general and physical loss inventory risk;
(iii) UPG has credit risk; (iv) in most cases, UPG has discretion in supplier selection and product specifications; and (v) UPG has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

Post Shipment Obligations
-------------------------

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

Advertising costs
-----------------
Advertising costs are charged to operations when incurred. Advertising expense was approximately $0.0 and $182,000 for the years ended December 31, 2007 and 2006, respectively.

Shipping and Handling Costs
---------------------------
     Shipping  and  handling   costs  are  charged  to  cost  of  sales  in  the
accompanying statements of income.

Earnings Per Share
------------------
Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during each year.

Diluted earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company's common stock equivalents include all common stock issuable upon exercise of outstanding stock options and warrants and common stock issuable upon conversion of preferred stock.

For the year ended December 31, 2007, 425,000 stock options are not included in the diluted net income per share calculation as they are out-of-the-money, i.e. the stock price is below the exercise price. For the year ended December 31, 2006, the dilutive effects of 1,309,500 stock options and warrants are included in the diluted net income per share calculation. In addition, the effect of the "as if" conversion of the preferred stock into 174,217 shares of common stock has been included in the diluted net income per share computation.

Fair Value of Financial Information
-----------------------------------
The estimated fair value of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The estimated fair value of capital lease obligations approximates the carrying amounts since they bear market rates of interest. The fair value of the note payable, related party, is not practicable to estimate, due to the related party nature of the underlying transactions. None of these instruments are held for trading purposes.

Stock-Based Compensation
------------------------
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment"(SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the modified prospective application, SFAS No. 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS No. 123R. The Company's adoption of SFAS 123R had no impact on the Company's consolidated financial statements as of and for the year ended December 31, 2006 as a result of its own option activity; however, UPG recorded a $2,175,035 non-cash charge for stock-based compensation that is included in our consolidated results of operations for the year ended December 31, 2006. In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

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

No options were granted by Zunicom during 2006. All other stock options granted prior to 2006 were fully vested as of January 1, 2006.

The Company granted 25,000 options during 2007. All options vested immediately. Included in general and administrative expense is $38,986 of stock based compensation related to these 2007 option grants.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008 for non-financial assets and liabilities and is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this statement on its results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of ASB Statement No. 115," (SFAS 159). This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating what effect the adoption of SFAS 159 will have on their consolidated financial statements.

In December 2007, the FASB issues SFAS 141(R),  Business Combinations.  SFAS 141
(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquire as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated financial Statements - an amendment of ARB No. 51. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company is currently evaluating the impact that SFAS 160 will have on its financial statements and disclosures.

NOTE C - STOCK OPTIONS AND WARRANTS

Stock-based compensation expense for the years ended December 31, 2007 and 2006 was $65,609 and $2,175,035. The stock-based compensation expense for the year ended December 31, 2007 relates to the vesting of restricted stock issued as deferred compensation of $26,623 and $38,986 for stock options granted in February 2007. There were no options granted in 2006 as a result of Zunicom activity, however, UPG recorded a $2,175,035 non-cash charge for stock-based compensation that is included in our consolidated results of operations for the year ended December 31, 2006.

Valuation Assumptions

The Company granted options to purchase 25,000 shares of its common stock on February 1, 2007. These options were immediately vested. There were no options granted during the year ended December 31, 2006 by Zunicom. UPG recorded stock based compensation of $2,175,035 which was the fair value of options granted at the grant date. The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2007 and 2006:

                                          -----------------------
                                          Year Ended December 31,
                                          -----------------------

----------------------------------------- -----------------------
                                                2007         2006
-----------------------------------------   ----------   --------
Weighted average grant date fair value      $   1.56     $   1.83
----------------------------------------- -----------------------
Weighted average assumptions used:
----------------------------------------- -----------------------
Expected dividend yield                         0.00%       0.00%
----------------------------------------- -----------------------
Risk-free interest rate                         4.60%       4.68%
----------------------------------------- -----------------------
Expected volatility                           138.0%       17.0%
----------------------------------------- -----------------------
Expected life (in years)                        5           5
----------------------------------------- -----------------------

Expected volatility is based on historical volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Compensatory Stock Options

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. At December 31, 2007 and 2006 there are 425,000 and 1,054,500 options, respectively, outstanding under the 1999 Plan. The fair value of stock options that vested in 2007 is $38,986.

On June 24, 2000, the Board of Directors approved the 2000 Incentive Stock Option Plan ("2000 Plan") under which 2,000,000 common stock options may be issued. At December 31, 2007 and 2006 there are no options outstanding under the 2000 Plan.

The Board of Directors of the Company determines for all option grants, the term of each option, the option exercise price within limits set forth under the option plans, the number of shares for which each option is granted and the rate at which each option is exercisable.

Stock Incentive Plan Summary

A summary of the Company's compensatory stock option plans as of and for the years ended December 31, 2007 and 2006 are as follows:

Stock option activity under the 1999 Stock Option Plan was as follows:

                                                Weighted Average Range of
                                      Options    Exercise Price  Exercise Prices
                                     ---------  ---------------- -------------
Outstanding at January 1, 2006       1,059,500       0.84        0.81 - 0.90

Exercised                               (5,000)      0.81               0.81
                                     ---------
Outstanding at December 31, 2006     1,054,500       0.84        0.81 - 0.90

                                       ----------
Outstanding at December 31, 2006       1,054,500        0.84         0.81 - 0.90

Granted                                   25,000        1.75                1.75

Exercised                                      -           -                   -
Canceled, lapsed or forfeited           (654,500)       0.81                0.81
                                       ---------
Options outstanding and exercisable
at December 31, 2007                     425,000        0.95         0.90 - 1.75
                                       =========



Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2007 is summarized below:

                                 Options Outstanding                  Options Exercisable
                        -----------------------------------------    ----------------------
                                       Weighted        Weighted                    Weighted
                                       Average         Average                     Average
                        Outstanding    Remaining       Exercise      Exercisable   Exercise
Exercise Price          At 12/31/07  Contractual Life  Price         At 12/31/07   Price
                        -----------  ----------------  ----------    -----------  ---------
$0.90 - $1.75           425,000       1.8 Years         $0.95         425,000       $0.95

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

At December 31, 2007, the aggregate intrinsic value of options outstanding was $0.0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At December 31, 2007, all outstanding options were fully vested.

Restricted Stock

On June 25, 2007, the Board of Directors of Zunicom approved a grant of 996,940 restricted shares of Zunicom's common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of Zunicom prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell 1,000,000 shares of UPG common stock resulting in a $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vests in full on June 25, 2011, and is subject to certain restrictions and obligations up to the point of vesting. As of December 31, 2007, there was $178,179 of unrecognized compensation costs related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be realized over a period of three and a half years. The stock will not be registered and will be held in escrow for the benefit of the grantee until the vesting date. Our chairman agreed not to exercise options on 400,000 shares of Zunicom common stock, and the officers and employees of UPG held options on 653,000 shares of Zunicom common stock which lapsed after the deconsolidation of UPG. In accordance with FASB 123R, we accounted for the grant of restricted shares to our chairman as stock based compensation. We accounted for the grant of restricted shares to UPG officers and employees as a contribution of capital in accordance with EITF 00-12, "Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investor." We will amortize 60% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period. The Company concluded that it is reasonable to discount the value of these restricted shares by 29.52%. Of the 29.52% discount, the Company considers the risk of forfeiture to be 10% and illiquidity to be 19.52%. The Company applied this discount to the grant date market value of a freely tradable share to arrive at the fair value of a restricted share.

During 2000, the Company issued warrants to purchase 250,000 shares of common stock at $0.73 per share to a related party for a loan to the Company totaling $500,000 (see additional discussion in NOTE H). The warrants vested immediately and originally expired February 24, 2005. During 2004, the Board of Directors extended the expiration date to February 24, 2006. On February 23, 2006 the 250,000 warrants were exercised for shares of common stock.

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $25,247 and $31,778 for the years ended December 31, 2007 and 2006 respectively, by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

On December 21, 2006, our wholly-owned subsidiary, Universal Power Group, Inc. sold 2,000,000 shares of its common stock in an underwritten initial public offering, or IPO. In addition, Zunicom sold 1,000,000 shares of UPG's common stock in the IPO that we owned. On December 27, 2006, the offering was completed at $7.00 per share. UPG's stock is listed on the American Stock Exchange and is traded under the symbol "UPG". As of December 31, 2006, UPG began filing stand alone Annual Reports on Form 10-K, quarterly reports on Form 10-Q and other reports as required pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

UPG was a consolidated subsidiary of the Company through December 20, 2006 and since its deconsolidation is accounted for under the equity method of accounting. Following is a summary of financial information for UPG for the years ended December 31, 2007 and 2006:

                             ------------------------------------
                                    Year Ended December 31,
                             ------------------------------------
                                     2007                2006
                             ------------------- ----------------

Net sales                         $108,517,097      $92,583,521
Cost of sales                       92,541,735       79,426,270
                              ----------------  ---------------

Gross profit                        15,975,362       13,157,251

Operating expenses                  11,761,427       11,803,071
                              ----------------  ---------------

Operating income                     4,213,935        1,354,180
Other income (expense):
    Interest expense                (1,195,079)        (833,731)
    Interest income                    396,083           40,109
                              ----------------   --------------

       Total other expense            (798,996)        (793,622)
                              ----------------   --------------
Income before
 provision for income taxes          3,414,939          560,558

Provision for income taxes          (1,190,986)        (272,645)
                              ----------------    -------------

Net income                          $2,223,953         $287,913
                              ================    =============


Following is a summary of the balance sheets for UPG for the years ended December 31, 2007 and 2006.

---------------------- ---------------------------- ----------------------------
                       Year ended December 31, 2007 Year ended December 31, 2006
---------------------- ---------------------------- ----------------------------
Current assets                          47,643,378                   47,649,126
---------------------- ---------------------------- ----------------------------
Noncurrent assets                        1,767,174                      470,167
---------------------- ---------------------------- ----------------------------
Current liabilities                     26,429,934                   26,677,585
---------------------- ---------------------------- ----------------------------
Noncurrent liabilities                   5,324,981                    6,128,251
---------------------- ---------------------------- ----------------------------
Shareholders' equity                    17,655,637                   15,313,457
---------------------- ---------------------------- ----------------------------

At December 31, 2007 the carrying value of the Company's investment in UPG was $7,420,119. The market value of the 2,000,000 shares of UPG's common stock the

Company owns was approximately $8,080,000 based on the closing price per share at December 31, 2007 of $4.04.

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

NOTE F - RELATED PARTY TRANSACTIONS

During 2006 UPG declared $3,964,000 of dividends to Zunicom. $964,000 was received in cash in 2006 and $3,000,000 of these dividends was recorded as an unsecured note receivable, which has a maturity date of June 20, 2012 and which bears interest at the rate of 6% per annum. Interest on the unpaid principal amount of this note is payable quarterly, in arrears, and the principal amount will be repaid in 16 equal quarterly installments of $187,500 beginning September 20, 2008.

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

As of December 31, 2007, $731,250 of the principal payment is classified as current, leaving $5,118,750 classified as long term.

During 1999, the Company borrowed $1,525,000 from a finance company that has an officer who is a relative of Zunicom's president. The loan required interest payments monthly at 20.5% per annum. The principal was originally due on October 21, 2001 and was extended to March 27, 2006. This note was paid in full on March 9, 2006.

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

NOTE G - SHAREHOLDERS' EQUITY

The outstanding Class A preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2007 the Company has paid all dividends which have accrued on the preferred stock, with the exception of the fourth quarter payment of $5,579 which was paid in January 2008. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days.

During the years ended December 31, 2007 and 2006 25,000 and 2,000 respectively, shares of outstanding preferred stock were converted into 50,000 and 4,000, respectively, shares of common stock. In addition, 18,857 and 17,644, respectively, shares of common stock were issued to pay dividends of $19,668 and $31,778, respectively, on the preferred stock during the years ended December 31, 2007 and 2006.

During 2006, 250,000 shares were issued pursuant to the exercise of 250,000 related party warrants and 5,000 shares were issued pursuant to employee exercises of stock options.

During 2007, the Company paid a cash dividend of $0.80 per share, totaling $7,153,122 to shareholders of its common stock. The dividend was paid on March 23, 2007 primarily from proceeds received from the sale of 1,000,000 shares of common stock of UPG that the Company sold in UPG's IPO. During 2007, the Company paid dividends of $19,668 on the class A Preferred Stock through the issuance of 18,857 shares of the Company's common stock and a class A Preferred Stock dividend of $5,579 was paid in cash. Also in 2007, certain preferred stockholders converted 25,000 shares of the Company's preferred stock into 50,000 shares of the Company's common stock.

NOTE H - SEGMENTS

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

NOTE I - CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

Financial  instruments that potentially subject the Company to concentrations of
credit   risk   consist   primarily   of   cash   and   cash   equivalents   and
accountsreceivable.

Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, The Company places its cash and cash equivalents with high credit quality financial institutions.


During the year ended December 31, 2006, one UPG customer accounted for 47% of the Company's total revenues.

A significant portion of UPG's inventory purchases are from two suppliers representing approximately 42% of purchases for the year ended December 31, 2006. During 2006, UPG purchased approximately 61% of its product through domestic sources with the remainder purchased from international sources, predominantly in the Pacific Rim and mainland China. The majority of UPG's international purchases are coordinated through an independent consultant.

NOTE J - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2007 and 2006 consist of the following:

                                                         2007           2006
                                                     -----------    -----------
Current deferred tax asset                           $      --      $      --
Current deferred tax liability                              --             --
Valuation allowance                                         --             --
                                                     -----------    -----------
Net current deferred tax asset                       $      --      $      --
                                                     ===========    ===========
Non-current deferred tax asset                       $ 1,723,455    $   829,130
Non-current deferred tax liability                    (5,791,464)    (4,653,352)
Valuation allowance                                         --             --
                                                     -----------    -----------
Net non-current deferred tax asset (liability)       $(4,068,009)   $(3,824,222)
                                                     ===========    ===========

Significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:
                                                       2007             2006
                                                   -----------      -----------
Net operating loss carry forwards                  $ 1,520,437      $   754,737
Book/tax difference in investment in UPG            (2,048,588)      (1,608,378)
Excess loss account                                 (3,742,876)      (3,044,973)
Depreciation                                            92,318           51,841
Deferred Stock Compensation                             69,973             --
Other                                                   40,727           22,551
                                                   -----------      -----------
                                                   $(4,068,009)     $(3,824,222)

The Company's provision for income taxes for the years ended December 31, 2007 and 2006 is comprised as follows:

                                                      2007               2006
                                                   ----------         ----------
Current income tax expense                         $     --           $  478,526
Deferred income tax expense                           243,789          3,824,222
                                                   ----------         ----------
Provision for income taxes                         $  243,789         $4,302,748
                                                   ==========         ==========

At December 31, 2007 Zunicom has recorded deferred tax liabilities totaling $4,068,009. These liabilities consist primarily of the book/tax differences in Zunicom's investment in UPG totaling $2,048,588 and the excess loss Account totaling $3,742,876. This excess loss account is related to Zunicom's use of AlphaNet's net operating losses in excess of Zunicom's tax basis in its investment in AlphaNet. These net operating losses were used primarily in 2006 to offset Zunicom's taxable income. The liability recorded at December 31, 2007 represents Zunicom's liability to the Internal Revenue Service for the use of these net operating losses in the event that the excess loss account is triggered by a change in control of AlphaNet. Future changes in Zunicom's investment in AlphaNet may effect the balance of this excess loss account and related deferred tax liability.

During  the  years  ended  December  31,  2007  and 2006  the  Company  utilized approximately $0.0 and $9,000,000 of net operating loss carryforwards, respectively, to offset taxable income. The net operating loss available at December 31, 2007 totals approximately $4,500,000 and begins to expire in 2022.

The Company's income tax expense for the years ended December 31, 2007 and 2006 differed from the statutory federal rate of 34 percent as follows:

                                                       2007             2006
                                                   -----------      -----------
Statutory rate applied to income (loss)
before income taxes                                $   203,732      $ 4,317,299
Increase (decrease) in income taxes
resulting from:

Amounts not deductible for federal income
tax purposes                                           (10,534)     $   879,538

Change in valuation allowance                             --         (4,205,320)
Effect of deconsolidation of UPG                          --            268,558
Effect of excess loss account                             --          3,044,973
Change of prior year estimate                           31,793             --
Other                                                   18,798           (2,300)
                                                   -----------      -----------
Income tax expense                                 $   243,789      $ 4,302,748
                                                   -----------      -----------

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. For the year ended December 31, 2007, there were no unrecognized tax benefits and, accordingly, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

NOTE K - COMMITTMENTS

NOTE GUARANTEE
The Company, through UPG, had a $16 million line of credit with Compass Bank that expired on May 5, 2007, but was renewed in June 2007. The line of credit is secured by the assets of UPG, however, the Company had been a guarantor of the line of credit. At July 31,2007, the Company signed a subordination agreement with the bank whereby the Company agreed to subordinate its notes (in the principal amount of $5,850,000 at December 31,2007) from UPG to the line owed by UPG to the bank. The agreement contains a provision under which UPG may, if not in default under the line of credit, pay interest and principal on its notes to the Company as they become due, but the Company must hold any amounts received in trust for the benefit of the Bank while the line of credit is outstanding. In return, the bank released the Company from its guarantee.

LEASES

During the second quarter of 2007, AlphaNet moved into new office space in Toronto, reducing its occupancy cost. The lease commenced on March 1, 2007 and will end on April 30, 2009. AlphaNet leases certain equipment located at customer sites as part of its Office(TM) product. The following table presents the Company's commitments on those leases.

------------- --------- ---------- --------- --------- ------- -----------
Lease            2008      2009      2010       2011    2012      Total
------------- --------- ---------- --------- --------- ------- -----------

------------- --------- ---------- --------- --------- ------- -----------
Office Space   $83,205    $27,735         -         -       -    $110,940
------------- --------- ---------- --------- --------- ------- -----------
Equipment      $42,778    $11,562    $3,907    $2,052    $342     $60,641
------------- --------- ---------- --------- --------- ------- -----------

------------- --------- ---------- --------- --------- ------- -----------
Total         $125,983    $39,297    $3,907    $2,052    $342    $171,581
------------- --------- ---------- --------- --------- ------- -----------

NOTE L - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

In September of 2005, A.J. Gilson, a former sales representative of UPG filed an action in the District Court of Dallas County, Texas against UPG and Zunicom claiming damages for breach of contract in the amount of $430,722 and all reasonable and necessary attorney fees. In relation to this matter, the Company is defending itself and considers the claim without merit. This lawsuit came to trial in 2007 and was resolved in our favor. As a result, we are not subject to any liability or damages.

NOTE M - SUBSEQUENT EVENT

Pursuant to a purchase agreement dated January 28, 2008, the Company sold two patents which it does not require to conduct its business. The Company received net proceeds of $666,667 after commissions.