Form 10-Q
period 2008-03-31
ZUNICOM INC
filed 2008-05-14
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ](Do not check if a smaller reporting company) Smaller reporting company [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                  Yes [ ] No [X]

     As of April 30, 2008, 9,957,196 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at March 31, 2008
and audited Consolidated Balance Sheet at December 31, 2007. . . . .   4

Unaudited Consolidated Statements of Operations for the
three months ended March 31, 2008 and 2007 . . . . . . . . . . . . . . 6

Unaudited Consolidated Statements of Cash Flows for the
three months ended March 31, 2008 and 2007 . . . . . . . . . . . . . . 7

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

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                          ZUNICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                March 31, 2008 December 31,2007
                                                 (unaudited)      (audited)
                                                -------------- ----------------
CURRENT ASSETS
 Cash and cash equivalents                       $    644,615  $     165,276
 Restricted cash (1)                                  432,740        351,000
 Accounts receivable - trade, net of
   allowance for doubtful accounts
   of $6,300 and $6,300                                    66         11,278
 Interest receivable from unconsolidated
   investee                                            10,578         10,578
 Note receivable from unconsolidated
   investee - Current portion                       1,096,875        731,250
 Inventories - finished goods                          18,861         21,595
 Prepaid expenses and other current assets             33,838         56,854
                                                 ------------  -------------
    Total current assets                            2,237,573      1,347,831

PROPERTY AND EQUIPMENT
 Business center equipment                            611,744        666,142
 Machinery and equipment                              447,506        719,615
 Computer equipment                                   147,107        146,709
 Furniture and fixtures                                30,097         30,097
 Leasehold improvements                                12,377         12,377
                                                 ------------  -------------
    Total property and equipment                    1,248,831      1,574,940

 Less accumulated depreciation and amortization    (1,122,079)    (1,426,095)
                                                 ------------  -------------
    Net property and equipment                        126,752        148,845
                                                 ------------  -------------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE       4,753,125      5,118,750

INVESTMENT IN UNCONSOLIDATED INVESTEE               7,643,014      7,420,119
                                                 ------------  -------------
TOTAL ASSETS                                       14,760,464  $  14,035,545
                                                 ============  =============

(1) See Note I Commitments - Note Subordination in the footnotes to our consolidated financial statements.




            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31, 2008 December 31,2007
                                                 (unaudited)      (audited)
                                                -------------- ----------------
CURRENT LIABILITIES
 Accounts payable                                     250,526         239,159
 Accrued liabilities                                  119,455         141,827
 Dividends payable                                      6,044           5,579
                                                -------------   -------------
    Total current liabilities                         376,025         386,565
                                                -------------   -------------
NON-CURRENT DEFERRED TAX LIABILITY                  4,330,783       4,068,011
                                                -------------   -------------
TOTAL LIABILITIES                                   4,706,808       4,454,576
                                                -------------   -------------
STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value,
  1,000,000 shares authorized; 61,988 and
  61,988 Class A Preferred Shares issued
  and outstanding; liquidation preference
  of $325,437 as of March 31, 2008                     61,988          61,988
Common stock - $0.01 par value; 50,000,000
  shares authorized; 8,946,000 and
   8,891,394 shares issued and out-
   standing                                            99,571          99,571
Additional paid-in capital                          9,140,853       9,089,234
Retained earnings                                     751,244         330,176
                                                -------------   -------------
      Total stockholders' equity                   10,053,656       9,580,969
                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         14,760,464      14,035,545
                                                =============   =============















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2008 and 2007

                                                         2008          2007
REVENUES                                           -------------- -------------
   Service revenue                                 $     271,919  $    385,852

COST OF REVENUES
   Direct servicing costs                                 82,971       110,566
                                                   -------------  ------------
GROSS PROFIT                                             188,948       275,286

OPERATING EXPENSES
   Selling, general and administrative                   442,787       443,920
   Depreciation and amortization of
     property and equipment                               27,956        33,168
                                                   -------------  ------------
     Total operating expenses                            470,743       477,088
                                                   -------------  ------------
(LOSS) FROM OPERATIONS                                  (281,795)     (201,802)

OTHER INCOME (EXPENSES)
   Interest income (expense) net, including
    $86,548 and $86,548 from related parties              90,979       157,620
   Equity in earnings of investee                        213,259       147,184
   Gain on equity transactions of investee                 9,635        18,515
   Gain on sale of assets - net                          663,446             -
   Other, net                                             (5,640)       (8,910)
                                                   -------------  ------------
     Total other income (expenses)                       971,679       314,409
                                                                  ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                 689,884       112,607
                                                   -------------  ------------
PROVISION FOR INCOME TAXES                              (262,772)           -
                                                   -------------  ------------
NET INCOME                                         $     427,112  $    112,607
                                                   =============  ============
Net income attributable to common stockholders     $     421,068  $    104,096
                                                   =============  ============
Net income per share attributable to common
    stockholders
   Basic                                           $        0.04  $       0.01
                                                   =============  ============
   Diluted                                         $        0.04  $       0.01
                                                   =============  ============
Cash dividends per share                           $           -  $       0.80
                                                   =============  ============
Number of weighted average shares of common
    stock outstanding
   Basic                                               9,957,196     8,904,343
                                                   =============  ============
   Diluted                                            10,081,172     9,229,641
                                                   =============  ============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2008 and 2007

                                                         2008          2007
                                                   -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $     427,112  $    112,607
Adjustments to reconcile net income to net
   cash used in operating activities:
 Depreciation and amortization of property
   and equipment                                          27,956        33,168
 Write off of property and equipment                                     3,605
 Gain on equity transactions of investee                  (9,635)      (18,515)
 Equity in earnings of investee                         (213,259)     (147,184)
 Non-cash stock-based compensation                        51,619        38,986
 Provision for income taxes                              262,772             -
 Sale of intangible asset                               (666,667)            -
 Change in operating assets and liabilities:
 Accounts receivable - trade                              11,212         8,342
 Accounts receivable - other                                   -        (2,925)
 Inventories                                               2,734         2,615
 Prepaid expenses and other current assets                23,019        33,562
 Other assets                                                  -
 Accounts payable                                         11,362       (35,840)
 Accrued liabilities                                     (22,372)     (194,698)
 Dividends payable                                           465             -
 Due to investee                                                      (186,619)
                                                   -------------  ------------
 Net cash used in operating
   activities                                            (93,682)     (352,896)
                                                   -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (5,862)      (12,751)
 Sale of intangible asset                                666,667             -
                                                   -------------  ------------
 Net cash provided by (used in) investing
   activities                                            660,805       (12,751)

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid on common stock                                -    (7,153,122)
 Dividends paid on preferred stock                        (6,044)
                                                   -------------  ------------
 Net cash used in financing
   activities                                             (6,044)   (7,153,122)
                                                   -------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     561,079    (7,158,769)
Cash and cash equivalents at beginning of period         516,276     8,259,709
                                                   -------------  ------------
Cash and cash equivalents at end of period             1,077,355       740,940
                                                   =============  ============


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2007 and 2006
                                   (continued)
                                                         2008          2007
                                                   -------------- -------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      $           -  $         99
                                                   =============  ============
Income taxes paid                                  $           -  $    230,000
                                                   =============  ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
   Dividends paid through issuance of common stock $           -  $      8,511
                                                   =============  ============
   Conversion of preferred stock to common stock   $           -  $     25,000
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2008. The results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2007.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three month period ended March 31, 2008.

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

In December 2007, the FASB issues SFAS 141(R),  Business Combinations.  SFAS 141
(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under

Statement  133  and  its  related   interpretations;   and  (c)  how  derivative
instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2008 includes compensation expense of $38,800 for fully vested stock options granted on March 10, 2008. The stock-based compensation for the three month period ending March 31, 2007 was $16,975, representing stock options issued and fully vested in the first quarter of 2007.

As of March 31, 2008, $162,842 of the restricted stock grant to our chairman remains unamortized and $342,010 of the restricted stock grant to UPG employees remains unamortized.

   Valuation Assumptions

The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2008 and 2007:


                                            For the Three Months Ended March 31,
                                                 2008                 2007
                                            --------------       -------------
Weighted average grant date fair value      $      0.388         $      1.56
Weighted average assumptions used:
   Expected dividend yield                          0.00%               0.00%
   Risk-free interest rate                          4.50%               4.60%
   Expected volatility                               131%                138%
   Expected life (in years)                            5                   5

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

   Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

                                                             Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------  -----------------
Options outstanding at December 31, 2007           425,000   $           0.95

      Granted                                      100,000   $           0.45

      Exercised                                         --   $             --

      Canceled, lapsed  or forfeited                    --   $             --
                                           ---------------
Options outstanding at March 31, 2007              525,000   $           0.85
                                           ===============

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at March 31, 2008:

                        Options Outstanding      Options Exercisable
                -------------------------------- --------------------
                             Weighted
                              Average
                             Remaining  Weighted             Weighted
                 Number of  Contractual  Average  Number of   Average
Range of          Options      Life     Exercise   Options   Exercise
Exercise Prices Outstanding (in years)   Price   Exercisable  Price
--------------- ----------- ----------- -------- ----------- --------
$ 0.90              400,000         2.4 $   0.90     400,000 $   0.90

$ 1.75               25,000         9.8 $   1.75      25,000 $   1.75

$ 0.45              100,000         5.0 $   0.45     100,000 $   0.45
                ----------- ----------- -------- ----------- --------
$ 0.45 - $ 1.75     525,000         3.2 $   0.85     425,000 $   0.85
                =========== =========== ======== =========== ========

At March 31, 2008, the aggregate intrinsic value of options outstanding was $0.0 and the aggregate intrinsic value of options exercisable was $0.0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At March 31, 2008, all outstanding options were fully vested.

RESTRICTED STOCK

On June 25, 2007, the Board of Directors of Zunicom approved a grant of 996,940 restricted shares of Zunicom's common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of Zunicom prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell $1,000,000 shares of UPG common stock resulting in an $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vests in full on June 25, 2011, and is subject to certain restrictions and obligations up to the point of vesting. The stock will not be registered and will be held in escrow for the benefit of the grantee until the vesting date. Our chairman relinquished options on 400,000 shares of Zunicom common stock. These options remain outstanding, however, should our Chairman choose to exercise these options, he will forfeit all rights to the restricted stock. The officers and employees of UPG held options on 653,000 shares of Zunicom common stock which lapsed after the deconsolidation of UPG.

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


NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $6,044 and $8,511 for the three months ending March 31, 2008 and 2007, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants.

The dilutive effect of 525,000 options has not been included in the computation of dilutive net income per share for the three months ended March 31, 2008. The options are "out of the money," i.e. the market price of the stock is below the strike price of the options. The dilutive effect of 400,000 options has been included in the computation of dilutive net income per share for the three months ended March 31, 2007. 25,000 options and the "as-if" conversion of the preferred stock into 123,976 shares of common stock have been excluded from the diluted loss per share computation for the three months ended March 31, 2007 as they are anti-dilutive.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three month period ended March 31, 2008 and 2007. Following is a summary of financial information of UPG for the three months ended March 31, 2008 and 2007:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         ($ in thousands)
                                                        2008           2007
                                                   -------------  -------------
Net revenues                                       $     29,524   $     23,540
Cost of revenues                                         25,050         20,099
Gross profit                                              4,474          3,441
Operating expenses                                        3,300          2,637
Income from operations                                    1,174            804
Interest expense                                           (254)          (367)
Other income                                                  -            173
Income from operations before income tax provision          920            610
Income tax provision                                       (363)          (242)
                                                   ------------   ------------
Net income                                         $        557   $        368
                                                   ============   ============

Following is a summary of the balance sheets for UPG for the three months ended March 31, 2008 and 2007.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         ($ in thousands)
                                                        2008           2007
                                                   -------------  -------------
Current assets                                            48,043         47,643
Noncurrent assets                                          1,696          1,767
Current liabilities                                       26,570         26,430
Noncurrent liabilities                                     4,933          5,325
Shareholders' equity                                      18,236         17,656

At March 31, 2008 the carrying value of the Company's investment in UPG was $7,643,014. The market value of the 2,000,000 shares of UPG's common stock the Company owns was approximately $6,460,000 based on the closing price per share at March 31, 2008 of $3.23.

NOTE F - RELATED PARTY NOTE

The Company holds two unsecured promissory notes from UPG, one in the amount of $3,000,000 and a second note in the amount of $2,850,000 for a total of $5,850,000. Both notes are dated December 20, 2006 and carry the same terms.
These terms provide for quarterly interest payments at an annual interest rate of 6% and principal payments in 16 equal quarterly installments of $365,625 each beginning September 20, 2008. As of March 31, 2008, $1,096,875 of the principal payment is classified as current, leaving $4,753,125 classified as long term.


NOTE G - SHAREHOLDERS' EQUITY

During the three months ended March 31, 2008, the Company paid a cash dividend of $6,044 to the holders of its class A Preferred Stock.

During the three months ended March 31, 2007, the Company paid a cash dividend of $0.80 per share, totaling $7,153,122 to shareholders of its common stock. The dividend was paid on March 23, 2007 primarily from proceeds received from the sale of 1,000,000 shares of common stock of UPG that the Company sold in UPG's IPO. During the same period, the Company paid dividends of $8,511 to the holders of its class A Preferred Stock through the issuance of 4,606 shares of the Company's common stock. Also during this period, certain preferred stockholders converted 25,000 shares of the Company's class A Preferred Stock into 50,000 shares of the Company's common stock.

NOTE H - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. As of March 31, 2008, the Company is not subject to any ongoing legal proceedings.

NOTE I - COMMITTMENTS

NOTE SUBORDINATION

In 2006, UPG (then a wholly owned subsidiary of the Company) obtained a $16 million line of credit from Compass Bank (guaranteed by the Company ) that was to expire on May 5, 2007, but was extended for 45 days. On July 31, 2007, the bank terminated the Company's guaranty of UPG bank indebtedness.

On July 27, 2007, (UPG now only 40% owned by the Company) a purported subordination agreement with the bank was signed that provides for the Company
(i) to subordinate its $5,850,000 UPG notes to any Compass Bank loan and (ii) to hold in trust for the benefit of the bank the principal and interest payments received by the Company from UPG on the UPG notes payable to the Company. The Company is seeking rescission of this subordination agreement by the bank. Until the issue is resolved, the Company will account for all payments by UPG on the notes as "restricted cash." The Company is advised that UPG secured a $30 million line of credit agreement with Compass Bank and has an outstanding loan under the line.

LEASES

During the second quarter of 2007, AlphaNet moved into new office space in Toronto, reducing its occupancy cost. The lease commenced on March 1, 2007 and will end on April 30, 2009. AlphaNet leases certain equipment located at customer sites as part of its Office(TM) product. The following table presents the Company's commitments on those leases as of March 31, 2008.

    Lease        2008       2009      2010      Total
    -----        ----       ----      ----      -----
Office Space $  62,406  $  27,736  $      -  $   90,142
Equipment       27,947     11,562     3,736      43,245
             ---------  ---------  --------  ----------
Total        $  90,353  $  39,298 $   3,736  $  133,387

NOTE J - SALE OF INTANGIBLE ASSET

Pursuant to a purchase agreement dated January 28, 2008, the Company sold to a third party two patents which it does not require to conduct its business. The Company received net proceeds of $666,667 after commissions. Those proceeds are included as gain on sale of assets - net in the Company's Unaudited Consolidated Statement of Operations for the three months ended March 31, 2008.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Unaudited Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its wholly-owned subsidiary, AlphaNet.

REVENUES

For the three month period ended March 31, 2008, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $271,919 compared to 385,852 for the same period in 2007, a decrease of $113,933 or 29.5%. Of the $113,933 decrease in revenue, $15,623 is due to the decline of the InnFax(TM) product driven by the competition of in-room internet service. The InnFax(TM) product was discontinued as of December 31, 2007. The remaining $98,310 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product and decreased renewals.

COST OF REVENUES

For the three month period ended March 31, 2008, Zunicom's consolidated cost of revenues is $82,971 compared to $110,566 for the same period in 2007, a decrease of $27,595 or 24.9%. Of the $27,595 difference, $14,715 is due to the decline in the direct servicing costs of AlphaNet's InnFax(TM) product. The remaining $12,880 difference is due to the decline in direct servicing costs for the Office(TM) product principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in new installations.

OPERATING EXPENSES

For the three month period ended March 31, 2008, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $470,743 compared to $477,088 for the same period in 2007, a decrease of $6,345 or 1.3%. The decrease of $6,345 is due to a decrease in operating expenses of AlphaNet of $25,749 and an increase in Zunicom's expenses of $19,404.

AlphaNet's selling, general and administrative expenses for the three month period ending March 31, 2008 were $261,575 compared to $287,324 for the same period in 2007, a decrease of $25,749 or 9.0%. The decrease is primarily attributable to decreased occupancy costs due to the relocation of the Toronto office, and decreased taxes and professional fees.

Zunicom's selling, general and administrative expenses for the three month period ending March 31, 2008 were $209,168 compared to $189,764 for the same period in 2007, an increase of $19,404 or 10.2%. The increase is attributable to decreased legal and accounting fees which were higher in 2007 due to expenses related to the deconsolidation of UPG offset by an increase in stock based compensation.

For the three month period ending March 31, 2008, the Company recorded $27,956 in depreciation and amortization expense compared to $33,168 in 2007. The decrease is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended March 31, 2008 was $90,979 compared to interest income of $157,620 for the same period in 2007, a decrease of $66,641, or 42.3%. The decrease is due to the decrease in interest bearing cash balances from the payment of the $0.80 cash dividend on March 23, 2007. Interest income consists of interest on the UPG notes plus interest on bank cash balances.

Equity in earnings of investee of $213,259 and gain on equity transactions of investee of $9,635, respectively, represent Zunicom's share of UPG's net income for the three month period ended March 31, 2008 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.

Gain on sale of assets for the three months ended March 31, 2008, is $666,667 in proceeds from the sale of two patents no longer required by the Company offset by loss on disposal of AlphaNet equipment.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $1,077,355 at March 31, 2008. Of that total, $432,740 is restricted pursuant to a subordination agreement with the bank that provides a line of credit to UPG. See note I Commitments, above.

Net cash used in operations was $93,682 for the three month period ended March 31, 2008. The cash used in operating activities is primarily attributable to net income of $427,112, depreciation and amortization of $27,956, stock based compensation of $51,619, and increases in prepaid expenses and other current assets of $36,965, offset by equity in earnings of UPG of $213,259, gain on equity transactions of UPG of $9,635, a net decrease in payables and accrued liabilities of $10,545 and a decrease from the sale of the intangible asset of $666,667 which is not an operating activity.

Net cash provided by investing activities for the three-month period ended March 31, 2008, related to purchases of property and equipment and the sale of the intangible asset, was $660,805.

Net cash used in financing activities for the three-month period ended March 31, 2008 was $6,044 representing payment of a cash dividend on the Company's preferred stock.

In 2006, UPG (then a wholly owned subsidiary of the Company) obtained a $16 million line of credit from Compass Bank (guaranteed by the Company ) that was to expire on May 5, 2007, but was extended for 45 days. On July 31, 2007, the bank terminated the Company's guaranty of UPG bank indebtedness.

On July 27, 2007, (UPG now only 40% owned by the Company) a purported subordination agreement with the bank was signed that provides for the Company
(i) to subordinate its $5,850,000 UPG notes to any Compass Bank loan and (ii) to hold in trust for the benefit of the bank the principal and interest payments received by the Company from UPG on the UPG notes payable to the Company. The Company is seeking rescission of this subordination agreement by the bank. Until the issue is resolved, the Company will account for all payments by UPG on the notes as "restricted cash." The Company is advised that UPG secured a $30 million line of credit agreement with Compass Bank and has an outstanding loan under the line.

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

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates. In addition, our notes receivable from UPG are at fixed rates of interest.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the three months ended March 31, 2008. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2008 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

          10.1 Amended and Restated Creditors Subordination Agreement (incorporated by reference to the Company's Form 10K for fiscal year ended December 31, 2007, Commission File No. 0-27210, filed on March 31, 2008).

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  May 14, 2008                    /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)