Form 10-Q
period 2008-06-30
ZUNICOM INC
filed 2008-08-14
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

     As of August 11, 2008, 9,957,196 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at June 30, 2008
and audited Consolidated Balance Sheet at December 31, 2007. . . . .   4

Unaudited Consolidated Statements of Operations for the
three months and six months ended June 30, 2008 and 2007 . . . . . . . 6

Unaudited Consolidated Statements of Cash Flows for the
six months ended June 30, 2008 and 2007 . . . . . . . . . . . . . . .  8

Notes to Unaudited Consolidated Financial Statements . . . . . . . . .10

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  21

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   21


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  22

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  22

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                          ZUNICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                June 30, 2008  December 31,2007
                                                 (unaudited)      (audited)
                                                -------------- ----------------
CURRENT ASSETS
 Cash and cash equivalents                       $    876,075  $    165,276
 Restricted cash (1)                                        -       351,000

 Accounts receivable - trade, net of
   allowance for doubtful accounts
   of $4,399 and $6,300                                 1,092        11,278
 Interest receivable from unconsolidated
   investee                                            97,126        10,578
 Note receivable from unconsolidated
   investee - Current portion (1)                   1,462,500       731,250
 Inventories - finished goods                          15,175        21,595
 Prepaid expenses and other current assets             76,985        56,854
                                                 ------------  ------------
    Total current assets                            2,528,953     1,347,831

PROPERTY AND EQUIPMENT
 Business center equipment                            594,067       666,142
 Machinery and equipment                              447,506       719,615
 Computer equipment                                   147,107       146,709
 Furniture and fixtures                                30,097        30,097
 Leasehold improvements                                12,377        12,377
                                                 ------------  ------------
    Total property and equipment                    1,231,154     1,574,940

 Less accumulated depreciation and amortization    (1,120,059)   (1,426,095)
                                                 ------------  ------------
    Net property and equipment                        111,095       148,845
                                                 ------------  ------------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE (1)   4,387,500     5,118,750

INVESTMENT IN UNCONSOLIDATED INVESTEE               7,831,470     7,420,119
                                                 ------------  ------------
TOTAL ASSETS                                     $ 14,859,018  $ 14,035,545
                                                 ============  ============

(1) See Note I Commitments - Note Subordination in the footnotes to our consolidated financial statements.



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 June 30, 2008 December 31,2007
                                                 (unaudited)      (audited)
                                                -------------- ----------------
CURRENT LIABILITIES
 Accounts payable                                     314,977         239,159
 Accrued liabilities                                  117,581         141,827
 Dividends payable                                          -           5,579
                                                -------------   -------------
    Total current liabilities                         432,558         386,565
                                                -------------   -------------
NON-CURRENT DEFERRED TAX LIABILITY                  4,369,908       4,068,011
                                                -------------   -------------
TOTAL LIABILITIES                                   4,802,466       4,454,576
                                                -------------   -------------
STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value, 1,000,000
  shares authorized; 61,988 and 61,988 Class
  A Preferred Shares issued and outstanding;
  liquidation preference of $325,437 as
  of June 30, 2008                                     61,988          61,988
Common stock - $0.01 par value; 50,000,000
  shares authorized; 9,957,196 and
   8,891,394 shares issued and out-
   standing                                            99,571          99,571
Additional paid-in capital                          9,153,671       9,089,234
Retained earnings                                     741,322         330,176
                                                -------------   -------------
      Total stockholders' equity                   10,056,552       9,580,969
                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         14,859,018      14,035,545
                                                =============   =============















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2008 and 2007

                           For the three months ended  For the six months ended
                           -------------------------  -------------------------
                                   June 30,                    June 30,
                                   --------                    --------
                              2008          2007          2008          2007
                              ----          ----          ----          ----
REVENUES
Service revenue          $    258,217  $    415,028 $     530,136  $    800,880
                         ------------  ------------ -------------  ------------
COST OF REVENUES
Direct servicing costs         77,954       110,226       160,925       220,792
                         ------------  ------------ -------------  ------------
GROSS PROFIT                  180,263       304,802       369,211       580,088

OPERATING EXPENSES
 Selling, general and
  administrative              391,239       509,020       834,026       952,940
Depreciation and
  amortization of property
  and equipment                25,686        31,997        53,642        65,165
                         ------------  ------------ -------------  ------------
                              416,925       541,017       887,668     1,018,105
                         ------------  ------------ -------------  ------------
LOSS FROM OPERATIONS         (236,662)     (236,215)     (518,457)     (438,017)

OTHER INCOME (EXPENSES)
 Interest income (expense)
  net, including $87,510,
  $86,548, $174,541, and
  $174,058 from related
  parties                      88,544       101,117      179,523       258,737
 Equity in earnings of
  investee                    178,822       292,965      392,081       440,149
 Gain on equity
  transactions of investee      9,635           210       19,270        18,725
 Other, net                    (5,557)       (3,530)     652,249       (12,440)
                         ------------  ------------  ------------  ------------
                              271,444       390,762     1,243,123       705,171
                         ------------  ------------  ------------  ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES             34,782       154,547       724,666       267,154

PROVISION FOR INCOME TAXES    (39,125)            -      (301,897)            -
                         ------------  ------------  ------------  ------------
NET INCOME (LOSS)        $     (4,343) $    154,547  $    422,769  $    267,154
                         ============  ============  ============  ============
Net income (loss)
attributable to common
stockholders             $     (9,922) $    148,998  $    411,146  $    253,094
                         ============  ============  ============  ============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2008 and 2007
                                  (Continued)


                           For the three months ended  For the six months ended
                           -------------------------  -------------------------
                                   June 30,                    June 30,
                                   --------                    --------
                              2008          2007          2008          2007
                              ----          ----          ----          ----
Net income per share
 attributable to common
 stockholders
    Basic                $    (0.0001)  $      0.02  $       0.04  $       0.03
                         ============  ============  ============  ============
    Diluted              $    (0.0001)  $      0.02  $       0.04  $       0.03
                         ============  ============  ============  ============
Cash dividends per share $          -  $          -  $       0.80  $       0.80
                         ============  ============  ============  ============
Number of weighted average
 shares of common stock
 outstanding
    Basic                   9,957,196     9,005,383     9,957,196     8,952,796
                         ============  ============  ============  ============
    Diluted                 9,957,196     9,129,359    10,143,260     9,112,884
                         ============  ============  ============  ============
























            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2008 and 2007

                                                         2008          2007
                                                   -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $     422,769  $    267,154
Adjustments to reconcile net income to net
   cash used in operating activities:
 Depreciation and amortization of property
   and equipment                                          53,642        65,165
Gain on equity transactions of investee                  (19,270)      (18,725)
 Equity in earnings of investee                         (392,081)     (440,149)
 Write-off of property and equipment                       4,437             -
 Non-cash stock-based compensation                        64,437        39,690
 Provision for income taxes                              301,897             -
 Gain on sale of intangible asset                       (666,667)            -
 Change in operating assets and liabilities:
 Accounts receivable - trade                              10,185         6,815
 Accounts receivable - other                             (86,548)          962
 Inventories                                               6,420         4,318
 Prepaid expenses and other current assets               (20,131)      (19,989)
 Other assets                                                  -             -
 Accounts payable                                         75,818        (6,001)
 Accrued liabilities                                     (24,246)     (233,019)
 Dividends payable                                        (5,579)            -
 Due to investee                                               -      (186,619)
                                                   -------------  ------------
 Net cash used in operating
   activities                                           (274,917)     (520,398)
                                                   -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (20,328)      (17,729)
 Sale of intangible asset                                666,667             -
                                                   -------------  ------------
 Net cash provided by (used in) investing
   activities                                            646,339       (17,729)

CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid on common stock                                -    (7,153,122)
 Dividends paid on preferred stock                       (11,623)            -
                                                   -------------  ------------
Net cash used in financing
   activities                                            (11,623)   (7,153,122)
                                                   -------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     359,799    (7,691,249)
Cash and cash equivalents at beginning of period         516,276     8,259,709
                                                   -------------  ------------
Cash and cash equivalents
(including restricted cash) at end of period             876,075       568,460
                                                   =============  ============


            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Six Months Ended June 30, 2008 and 2007
                                   (continued)
                                                         2008          2007
                                                   -------------- -------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      $         784  $         99
                                                   =============  ============
Income taxes paid                                  $           -  $    230,000
                                                   =============  ============
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
   Dividends paid through issuance of common stock $           -  $     14,060
                                                   =============  ============
   Conversion of preferred stock to common stock   $           -  $     25,000
                                                   =============  ============
   Issuance of restricted stock as deferred
         compensation                              $           -  $    205,801
                                                   =============  ============
   Capital contribution to unconsolidated investee $           -  $    377,392
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2008. The results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

The Company  adopted the  provisions  of Financial  Accounting  Standards  Board
(FASB)Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and, accordingly, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003, and state tax examinations for years before 2002. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six month periods ended June 30, 2008.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115," (SFAS 159). This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R),  Business Combinations.  SFAS 141
(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted. The Company is currently evaluating the impact that SFAS 160 will have on its financial statements and disclosures.

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

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statement of operations for the six months ended June 30, 2008 includes compensation expense of $38,800 for fully vested stock options granted on March 10, 2008 and $25,637 for amortization of restricted stock. The stock-based compensation for the six month period ended June 30, 2007 was $16,975, representing stock options issued and fully vested in the first quarter of 2007.

As of June 30, 2008, $153,541 of the restricted stock grant to our chairman remains unamortized and $339,059 of the restricted stock grant to UPG employees remains unamortized.

   Valuation Assumptions

The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2008 and 2007:

                                            For the Six Months Ended June 30,
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

   Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

                                                             Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------  -----------------
Options outstanding at December 31, 2007           425,000   $           0.95

      Granted                                      100,000   $           0.45

      Exercised                                         --   $             --

      Canceled, lapsed  or forfeited                    --   $             --
                                           ---------------
Options outstanding at June 30, 2008               525,000   $           0.85
                                           ===============

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at June 30, 2008:

                        Options Outstanding      Options Exercisable
                -------------------------------- --------------------
                             Weighted
                              Average
                             Remaining  Weighted             Weighted
                 Number of  Contractual  Average  Number of   Average
Range of          Options      Life     Exercise   Options   Exercise
Exercise Prices Outstanding (in years)   Price   Exercisable  Price
--------------- ----------- ----------- -------- ----------- --------
$ 0.90              400,000         2.4 $   0.90     400,000 $   0.90

$ 1.75               25,000         9.8 $   1.75      25,000 $   1.75

$ 0.45              100,000         5.0 $   0.45     100,000 $   0.45
                ----------- ----------- -------- ----------- --------
$ 0.45 - $ 1.75     525,000         3.2 $   0.85     525,000 $   0.85
                =========== =========== ======== =========== ========

At June 30, 2008, the aggregate intrinsic value of options outstanding was $7,000 and the aggregate intrinsic value of options exercisable was $7,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At June 30, 2008, all outstanding options were fully vested.

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

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $5,579, $11,623, $5,579 $14,090 for the three and six months ended June 30, 2008 and 2007, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants. The dilutive effect of 425,000 options has not been included in the computation of dilutive net income per share for the three and six months ended June 30, 2008. The options are "out of the money," i.e. the market price of the stock is below the strike price of the options. The dilutive effect of 100,000 options has not been included in the computation of dilutive net income per share for the three months ended June 30, 2008, as their inclusion would have been anti-dilutive. The dilutive effect of 400,000 options has been included in the computation of dilutive net income per share for the three and six months ended June 30, 2007.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three and six month period ended June 30, 2008 and 2007.

Following is a summary of financial information of UPG for the three and six months ended June 30, 2008 and 2007:

                          Three Months Ended June 30, Six Months Ended June 30,
                                             ($ in thousands)
                          -----------------------------------------------------
                             2008       2007               2008       2007
                          ---------- ----------         ---------- ----------
Net revenues               $ 30,200   $ 26,403           $ 59,724   $ 49,943

Cost of revenues             25,685     22,258             50,735     42,357
Gross profit                  4,515      4,145              8,989      7,586
Operating expenses            3,471      2,699              6,771      5,336
Income from operations        1,044      1,446              2,218      2,250
Interest expense               (247)      (365)              (502)      (732)
Other income                      1        167                  1        340
Income from operations
before income tax provision     798      1,248              1,717      1,858
Income tax provision           (327)      (514)              (690)      (756)
                           --------   --------           --------   --------
Net income                 $    471   $    734           $  1,027   $  1,102
                           ========   ========           ========   ========

Following is a summary of the balance sheets for UPG for the six month period ended June 30, 2008 and 2007.

                                                    Six Months Ended June 30,
                                                   ----------------------------
                                                         ($ in thousands)
                                                        2008           2007
                                                   -------------  -------------
Current assets                                      $     47,728   $     47,643
Noncurrent assets                                          1,857          1,767
Current liabilities                                       26,318         26,430
Noncurrent liabilities                                     4,544          5,325
Shareholders' equity                                      18,731         17,656

At June 30, 2008 the carrying value of the Company's investment in UPG was $7,831,471. The market value of the 2,000,000 shares of UPG's common stock the Company owns was approximately $9,000,000 based on the closing price per share at August 8, 2008 of $4.50.

NOTE F - RELATED PARTY NOTE

The Company holds two unsecured promissory notes from UPG, one in the amount of $3,000,000 and a second note in the amount of $2,850,000 for a total of $5,850,000. Both notes are dated December 20, 2006 and carry the same terms.
These terms provide for quarterly interest payments at an annual interest rate of 6% and principal payments in 16 equal quarterly installments of $365,625 each beginning September 20, 2008. As of June 30, 2008, $1,462,500 of the principal payment is classified as current, leaving $4,387,500 classified as long term.

NOTE G - SHAREHOLDERS' EQUITY

During the three and six months ended June 30, 2008, the Company paid a cash dividend of $6,044 and $5,579, respectively, to the holders of its class A Preferred Stock.

During the six months ended June 30, 2007, the Company paid a cash dividend of $0.80 per share, totaling $7,153,122 to shareholders of its common stock. The dividend was paid on March 23, 2007 primarily from proceeds received from the sale of 1,000,000 shares of common stock of UPG that the Company sold in UPG's IPO. During the same period, the Company paid dividends of $14,060 to the holders of its class A Preferred Stock through the issuance of 11,418 shares of the Company's common stock. Also during this period, certain preferred stockholders converted 25,000 shares of the Company's class A Preferred Stock into 50,000 shares of the Company's common stock.

NOTE H - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. As of June 30, 2008, the Company is not subject to any ongoing legal proceedings.

NOTE I - COMMITTMENTS

NOTE SUBORDINATION

In 2006, UPG (then a wholly owned subsidiary of the Company) obtained a $16 million line of credit from Compass Bank (guaranteed by the Company ) that was to expire on May 5, 2007, but was extended for 45 days. On July 31, 2007, the bank terminated the Company's guaranty of UPG bank indebtedness.

On July 27, 2007, (UPG now only 40% owned by the Company) a subordination agreement with the bank was signed that provides for the Company (i) to subordinate its $5,850,000 UPG notes to any Compass Bank loan and (ii) to hold in trust for the benefit of the bank the principal and interest payments received by the Company from UPG on the UPG notes payable to the Company. The Company sought rescission or modification of this subordination agreement by the bank. Until the resolution of this issue, the Company accounted for all payments by UPG on the notes as "restricted cash." On June 17, 2008, the Company, the bank, and UPG signed a "Second Amended and Restated Creditors' Subordination Agreement" under which the Company continues to subordinate its $5,850,000 in UPG notes to any Compass Bank loan but removes the provision under which the Company was to hold in trust the principal and interest payments received from UPG on the UPG notes. The Company now shall receive and may spend all regular payments on the UPG notes. Accordingly, the Company no longer classifies receipts under the UPG notes as restricted cash. UPG secured a $30 million line of credit with Compass Bank and has an outstanding loan under the line.

LEASES

During the second quarter of 2007, AlphaNet moved into new office space in Toronto, reducing its occupancy cost. The lease commenced on March 1, 2007 and will end on April 30, 2009. AlphaNet leases certain equipment located at customer sites as part of its Office(TM) product. The following table presents the Company's commitments on those leases as of June 30, 2008.


    Lease        2008       2009      2010      Total
    -----        ----       ----      ----      -----
Office Space $  36,897  $  27,735  $      -  $   64,632
Equipment       16,054     11,562     3,736      31,352
             ---------  ---------  --------  ----------
Total        $  52,951  $  39,297 $   3,736  $   95,984


NOTE J - ECONOMIC DEPENDENCE

The Company's primary source of cash is from the interest and principal payments on the UPG notes. UPG relies on one customer for a significant portion of its business, representing approximately 45% and 53% of its revenues for the three and six months ended June 30, 2008 and 2007, respectively. Also, the Company is subject to a subordination agreement among the Company, UPG and UPG's bank. Should UPG default on its obligations to its bank, it would be unable to continue its interest and principal payments to the Company. Any event which would cause UPG to be unable to continue its interest and principal payments would have an adverse financial impact on the Company.

NOTE K - SALE OF INTANGIBLE ASSET

Pursuant to a purchase agreement dated January 28, 2008, the Company sold to a third party two patents which it does not require to conduct its business. The Company received net proceeds of $666,667 after commissions. Those proceeds are included as gain on sale of assets - net in the Company's Unaudited Consolidated Statement of Operations for the six months ended June 30, 2008.

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

Three Months ended June 30, 2008

REVENUE

For the three month period ended June 30, 2008, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $258,217 compared to $415,028 for the same period in 2007, a decrease of $156,811 or 37.8%. Of the $156,811 decrease in revenue, $19,368 is due to the decline of the InnFax(TM) product driven by the competition of in-room internet service. The InnFax(TM) product was discontinued as of December 31, 2007. The remaining $137,443 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product, decreased renewals, and decreased usage due a drop in business travel in response to a slower economy.

COST OF REVENUES

For the three month period ended June 30, 2008, Zunicom's consolidated cost of revenues is $77,954 compared to $110,226 for the same period in 2007, a decrease of $32,272 or 29.3%. Of the $32,272 difference, $8,901 is due to the decline in the direct servicing costs of AlphaNet's InnFax(TM) product. The remaining
$23,371 difference is due to the decline in direct servicing costs for the Office(TM) product principally in the areas of repairs and maintenance, installation costs, transaction costs, upgrade costs, and licensing consistent with the decrease in new installations.

OPERATING EXPENSES

For the three month period ended June 30, 2008, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $416,925 compared to $541,017 for the same period in 2007, a decrease of $124,092 or 22.9%. The decrease of $124,092 is due to a decrease in operating expenses of AlphaNet of $56,773 and a decrease in Zunicom's expenses of $67,319.

AlphaNet's selling, general and administrative expenses for the three month period ending June 30, 2008 were $213,412 compared to $270,185 for the same period in 2007, a decrease of $56,773 or 21.0%. The decrease is primarily attributable to decreased employment costs due to the elimination of one position, decreased occupancy costs due to the relocation of the Toronto office, and decreased taxes, bank charges, and professional fees.

Zunicom's selling, general and administrative expenses for the three month period ended June 30, 2008 were $177,827 compared to $238,835 for the same period in 2007, an decrease of $61,008 or 25.5%. The decrease is primarily attributable to decreased legal, accounting, and consulting fees which were higher in 2007 due to expenses related to the dividend payment and issuance of restricted stock.

For the three month period ending June 30, 2008, the Company recorded $25,686 in depreciation and amortization expense compared to $31,997 in 2007. The decrease is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three months ended June 30, 2008 was $88,543 compared to interest income of $101,117 for the same period in 2007, a decrease of $12,574, or 12.4%. The decrease is due to the decrease in interest bearing cash balances. Interest income consists of interest on the UPG notes plus interest on bank cash balances.

Equity in earnings of investee of $178,822 and gain on equity transactions of investee of $9,635, respectively, represent Zunicom's share of UPG's net income for the three month period ended June 30, 2008 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.

Six Months ended June 30, 2008

REVENUE

For the six month period ended June 30, 2008, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $530,136 compared to $800,880 for the same period in 2007, a decrease of $270,744 or 33.8%. Of the $270,744 decrease in revenue, $37,692 is due to the decline of the InnFax(TM) product driven by the competition of in-room internet service. The InnFax(TM) product was discontinued as of December 31, 2007. The remaining $233,052 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product, decreased renewals, and decreased usage due a drop in business travel in response to a slower economy.


COST OF REVENUES

For the six month period ended June 30, 2008, Zunicom's consolidated cost of revenues is $160,925 compared to $220,792 for the same period in 2007, a decrease of $59,867 or 27.1%. Of the $59,867 difference, $24,142 is due to the decline in the direct servicing costs of AlphaNet's InnFax(TM) product. The remaining $35,725 difference is due to the decline in direct servicing costs for the Office(TM) product principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in new installations.

OPERATING EXPENSES

For the six month period ended June 30, 2008, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $887,668 compared to $1,018,105 for the same period in 2007, a decrease of $130,437 or 12.8%. The decrease of $130,437 is due to a decrease in operating expenses of AlphaNet of $47,853 and an decrease in Zunicom's expenses of $82,584.

AlphaNet's selling, general and administrative expenses for the six month period ended June 30, 2008 were $474,987 compared to $522,840 for the same period in 2007, a decrease of $47,853 or 9.2%. The decrease is primarily attributable to decreased occupancy costs due to the relocation of the Toronto office, and decreased taxes and professional fees.

Zunicom's selling, general and administrative expenses for the six month period ended June 30, 2008 were $359,039 compared to $430,100 for the same period in 2007, a decrease of $71,061 or 16.5%. The decrease is primarily attributable to decreased legal, accounting, and consulting fees which were higher in 2007 due to expenses related to the deconsolidation of UPG, the dividend payment and issuance of restricted stock.

For the six month period ended June 30, 2008, the Company recorded $53,642 in depreciation and amortization expense compared to $65,165 in 2007. The decrease of $11,523, or 17.7%, is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product. The Company also disposed of InnFax(TM) equipment with an original cost of $272,109 as a result of exiting this business as of December 31, 2007. This equipment had been fully depreciated.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the six month period ended June 30, 2008 was $179,522 compared to interest income of $258,737 for the same period in 2007, a decrease of $79,215, or 30.6%. The decrease is primarily due to the decrease in interest bearing cash balances from the payment of the $0.80 cash dividend on March 23, 2007. Interest income consists of interest on the UPG notes plus interest on bank cash balances.

Equity in earnings of investee of $392,081 and gain on equity transactions of investee of $19,270, respectively, represent Zunicom's share of UPG's net income for the six month period ended June 30, 2008 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.

Gain on sale of assets for the six months ended June 30, 2008, is $652,249 in proceeds from the sale of two patents no longer required by the Company offset by loss on disposal of AlphaNet equipment.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $876,075 at June 30, 2008.

Net cash used in operations was $274,917 for the six month period ended June 30,

2008. The cash used in operating activities is primarily attributable to net income of $422,769, depreciation and amortization of $53,642, stock based compensation of $64,437,decreases in accounts receivable and inventory of $16,605, write-off or property and equipment of $4,437,a net increase in payables of $45,993, and an increase in provision for income taxes of $301,897, offset by equity in earnings of UPG of $392,081, gain on equity transactions of UPG of $19,270, a decrease in other accounts receivable and prepaid expenses of $106,679 and a decrease from the sale of the intangible asset of $666,667 which is not an operating activity.

Net cash provided by investing activities for the six month period ended June 30, 2008, relating to purchases of property and equipment and the sale of the intangible asset, was $646,339.

Net cash used in financing activities for the six month period ended June 30, 2008 was $11,623 representing payment of cash dividends on the Company's preferred stock.

In 2006, UPG (then a wholly owned subsidiary of the Company) obtained a $16 million line of credit from Compass Bank (guaranteed by the Company ) that was to expire on May 5, 2007, but was extended for 45 days. On July 31, 2007, the bank terminated the Company's guaranty of UPG bank indebtedness.

On July 27, 2007, (UPG now only 40% owned by the Company) a subordination agreement with the bank was signed that provides for the Company (i) to subordinate its $5,850,000 UPG notes to any Compass Bank loan and (ii) to hold in trust for the benefit of the bank the principal and interest payments received by the Company from UPG on the UPG notes payable to the Company. The Company sought rescission or modification of this subordination agreement by the bank. Until the resolution of this issue, the Company accounted for all payments by UPG on the notes as "restricted cash." On June 17, 2008, the Company, the bank, and UPG signed a "Second Amended and Restated Creditors' Subordination Agreement" under which the Company continues to subordinate its $5,850,000 in UPG notes to any Compass Bank loan but removes the provision under which the Company was to hold in trust the principal and interest payments received from UPG on the UPG notes. The Company now shall receive and may spend all regular payments on the UPG notes. Accordingly, the Company no longer classifies receipts under the UPG notes as restricted cash. UPG secured a $30 million line of credit with Compass Bank and has an outstanding loan under the line.

Zunicom management believes that cash on hand and the proceeds from the UPG notes will be sufficient to meet its operational needs over the next year.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the six months ended June 30, 2008. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2008 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

          10.1 Second Amended and Restated Creditors' Subordination Agreement.

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  August 14, 2008                 /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)