Form 10-Q
period 2008-09-30
ZUNICOM INC
filed 2008-11-14
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2008

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

     As of November 12, 2008, 9,957,196 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at September 30, 2008
and audited Consolidated Balance Sheet at December 31, 2007. . . . .   4

Unaudited Consolidated Statements of Operations for the
three months and nine months ended September 30, 2008 and 2007 . . . . 6


Unaudited Consolidated Statements of Cash Flows for the
nine months ended September 30, 2008 and 2007 . . . . . . . . . . . .  8

Notes to Unaudited Consolidated Financial Statements . . . . . . . . .10

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  21

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   22


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  22

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  22

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                          ZUNICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                 September 30,  December 31,
                                                      2008         2007
                                                  (unaudited)    (audited)
                                                 ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                       $  1,207,566  $    165,276
 Restricted cash (Note I)                                   -       351,000
 Accounts receivable - trade, net of
   allowance for doubtful accounts
   of $0 and $6,300                                       370        11,278
 Interest receivable from unconsolidated
   investee                                             9,616        10,578
 Note receivable from unconsolidated
   investee - Current portion (1)                   1,462,500       731,250
 Inventory                                             16,733        21,595
 Prepaid expenses and other current assets             72,630        56,854
                                                 ------------  ------------
    Total current assets                            2,769,415     1,347,831

PROPERTY AND EQUIPMENT
 Business center equipment                            526,845       666,142
 Machinery and equipment                              447,506       719,615
 Computer equipment                                   147,106       146,709
 Furniture and fixtures                                30,097        30,097
 Leasehold improvements                                12,377        12,377
                                                 ------------  ------------
    Total property and equipment                    1,163,931     1,574,940

 Less accumulated depreciation and amortization    (1,076,431)   (1,426,095)
                                                 ------------  ------------
    Net property and equipment                         87,500       148,845
                                                 ------------  ------------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE (1)   4,021,875     5,118,750

INVESTMENT IN UNCONSOLIDATED INVESTEE               7,984,709     7,420,119
                                                 ------------  ------------
TOTAL ASSETS                                     $ 14,863,499  $ 14,035,545
                                                 ============  ============






            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30,  December 31,
                                                      2008         2007
                                                  (unaudited)    (audited)
                                                 ------------- -------------
CURRENT LIABILITIES
 Accounts payable                                     251,377       239,159
 Accrued liabilities                                  114,352       141,827
 Dividends payable                                          -         5,579
                                                 ------------  ------------
    Total current liabilities                         365,729       386,565
                                                 ------------  ------------
NON-CURRENT DEFERRED TAX LIABILITY                  4,358,353     4,068,011
                                                 ------------  ------------
TOTAL LIABILITIES                                   4,724,082     4,454,576
                                                 ------------  ------------
STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value, 1,000,000
  shares authorized; 61,988 and 61,988 Class A
  Preferred Shares issued and outstanding;
  liquidation preference of $325,437 as
  of September 30, 2008                                61,988        61,988
Common stock - $0.01 par value; 50,000,000
  shares authorized; 9,957,196 and
   9,957,196 shares issued and out-
   standing                                            99,571        99,571
Additional paid-in capital                          9,166,630     9,089,234
Retained earnings                                     811,228       330,176
                                                 ------------  ------------
      Total stockholders' equity                   10,139,417     9,580,969
                                                 ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         14,863,499    14,035,545
                                                 ============  ============















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2008 and 2007

                           For the three months ended For the nine months ended
                           -------------------------  -------------------------
                                 September 30,                September 30,
                                   --------                    --------
                                2008         2007          2008          2007
                                ----         ----          ----          ----
REVENUES
Service revenue            $    241,211  $   360,272   $   771,347  $ 1,161,152
                           ------------  -----------   -----------  -----------
COST OF REVENUES
Direct servicing costs           79,949      117,532       240,874      338,324
                           ------------  -----------   -----------  -----------
GROSS PROFIT                    161,262      242,740       530,473      822,828

OPERATING EXPENSES
 Selling, general and
  administrative                307,879      369,606     1,141,905    1,322,546
Depreciation and
  amortization of property
  and equipment                  23,417       32,213        77,059       97,378
                           ------------  -----------   -----------  -----------
                                331,296      401,819     1,218,964    1,419,924
                           ------------  -----------   -----------  -----------
LOSS FROM OPERATIONS           (170,034)    (159,079)     (688,491)    (597,096)

OTHER INCOME (EXPENSES)
 Interest income (expense)
  net, including $88,470,
  $91,529, $350,640, and
  $174,058 from related
  parties                       90,823        91,441       270,346      350,178
 Equity in earnings of
  investee                     151,137       272,892       543,218      713,041
 Gain on equity
  transactions of investee       2,102             -        21,372       18,725
 Other, net (Note K)           (10,099)       (4,788)      642,150      (17,228)
                          ------------   -----------   -----------  -----------
                               233,963       359,545     1,477,086    1,064,716
                          ------------   -----------   -----------  -----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES              63,929       200,466       788,595      467,620

PROVISION FOR INCOME TAXES      11,555             -      (290,342)           -
                          ------------   -----------   -----------  -----------
NET INCOME (LOSS)         $     75,484   $   200,466   $   498,253  $   467,620
                          ============   ===========   ===========  ===========
Net income (loss)
attributable to common
stockholders              $     69,905   $   194,858   $   481,052  $   447,952
                          ============   ===========   ===========  ===========

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2008 and 2007
                                   (Continued)

                           For the three months ended For the nine months ended
                           -------------------------  -------------------------
                                 September 30,                September 30,
                                   --------                    --------
                                2008         2007          2008          2007
                                ----         ----          ----          ----
Net income per share
 attributable to common
 stockholders
    Basic                 $      0.007   $      0.02   $      0.05  $      0.05
                          ============   ===========   ===========  ===========
    Diluted               $      0.007   $      0.02   $      0.05  $      0.05
                          ============  ============   ===========  ===========
Cash dividends per share  $          -   $         -   $      0.80  $      0.80
                          ============   ===========   ===========  ===========
Number of weighted average
 shares of common stock
 outstanding
    Basic                    9,957,196     9,949,752     9,957,196    9,288,767
                          ============   ===========   ===========  ===========
    Diluted                 10,081,172    10,073,728    10,081,172    9,448,855
                          ============   ===========   ===========  ===========

























            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2008 and 2007

                                                        2008          2007
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $    498,253  $    467,620
Adjustments to reconcile net income to net
   cash used in operating activities:
 Depreciation and amortization of property
   and equipment                                         77,059        97,378
Gain on equity transactions of investee                 (21,372)      (18,725)
 Equity in earnings of investee                        (543,218)     (713,041)
 Loss on disposal of property and equipment               7,511             -
 Non-cash stock-based compensation                       77,397        52,649
 Provision for income taxes                             290,342             -
 Gain on sale of intangible asset (included
   in other net)                                       (666,667)            -
 Decrease in restricted cash                            351,000             -
 Change in operating assets and liabilities:
 Accounts receivable - trade                             10,908        12,328
 Accounts receivable - other                                962           962
 Inventories                                              4,863         1,449
 Prepaid expenses and other current assets              (15,776)       (6,284)
 Other assets                                                 -             -
 Accounts payable                                        12,218       (27,069)
 Accrued liabilities                                    (27,475)     (219,780)
 Dividends payable                                       (5,579)            -
 Deferred Stock Compensation                                         (192,138)
 Due to investee                                              -      (186,619)
                                                   ------------  ------------
 Net cash used in operating activities                   50,426      (731,270)
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     (23,226)      (38,354)
 Sale of intangible asset                               666,667             -
                                                   ------------  ------------
 Net cash provided by (used in) investing activities    643,441       (38,354)

CASH FLOWS FROM FINANCING ACTIVITIES
 Amortization of deferred stock compensation                  -       (13,663)
 Issuance of restricted stock                                 -       205,801
 Dividends paid on common stock                               -    (7,153,122)
 Principal payment on notes receivable                  365,625
 Dividends paid on preferred stock                      (17,202)            -
                                                   ------------  ------------
Net cash provided by (used in) financing activities     348,423    (6,960,984)
                                                   ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  1,042,290    (7,730,608)
Cash and cash equivalents at beginning of period        165,276     8,259,709
                                                   ------------  ------------
Cash and cash equivalents
(including restricted cash) at end of period          1,207,566       529,101
                                                   ============  ============
            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                          ZUNICOM, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended September 30, 2008 and 2007
                                   (continued)

                                                        2008          2007
                                                   ------------- -------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      $        793  $        462
                                                   ============  ============
Income taxes paid                                  $          -  $    230,000
                                                   ============  ============
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
   Dividends paid through issuance of common stock $          -  $     19,668
                                                   ============  ============
   Conversion of preferred stock to common stock   $          -  $     25,000
                                                   ============  ============
   Capital contribution to unconsolidated investee $          -  $    377,392
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2008. The results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS 141(R),  Business Combinations.  SFAS 141
(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted. The Company is currently evaluating the impact that SFAS 141(R) will have on its financial statements and disclosures.

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

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statement of operations for the nine months ended September 30, 2008 includes compensation expense of $38,800 for fully vested stock options granted on March 10, 2008 and $38,597 for amortization of restricted stock. The stock-based compensation for the nine month period ended September 30, 2007 was $52,649,representing $38,986 for stock options issued and fully vested in the first quarter of 2007 and $13,663 for amortization of restricted stock.

As of September 30, 2008, $140,582 of the restricted stock grant to our chairman remains unamortized and $329,553 of the restricted stock grant to UPG employees remains unamortized.

   Valuation Assumptions

The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2008 and 2007:

                                         For the Nine Months Ended September 30,
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

   Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

                                                             Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------  -----------------
Options outstanding at December 31, 2007           425,000   $           0.95

      Granted                                      100,000   $           0.45

      Exercised                                         --   $             --

      Canceled, lapsed  or forfeited                    --   $             --
                                           ---------------
Options outstanding at September 30, 2008          525,000   $           0.85
                                           ===============

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at September 30, 2008:

                        Options Outstanding      Options Exercisable
                -------------------------------- --------------------
                             Weighted
                              Average
                             Remaining  Weighted             Weighted
                 Number of  Contractual  Average  Number of   Average
Range of          Options      Life     Exercise   Options   Exercise
Exercise Prices Outstanding (in years)   Price   Exercisable  Price
--------------- ----------- ----------- -------- ----------- --------
$ 0.90              400,000         1.9 $   0.90     400,000 $   0.90

$ 1.75               25,000         9.3 $   1.75      25,000 $   1.75

$ 0.45              100,000         4.5 $   0.45     100,000 $   0.45
                ----------- ----------- -------- ----------- --------
$ 0.45 - $ 1.75     525,000         2.7 $   0.85     525,000 $   0.85
                =========== =========== ======== =========== ========

At September 30, 2008, the aggregate intrinsic value of options outstanding was $0 and the aggregate intrinsic value of options exercisable was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At September 30, 2008, all outstanding options were fully vested.

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

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $5,579, $17,201, $5,608, and $19,668 for the three and nine months ended September 30, 2008 and 2007, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options. The dilutive effect of 525,000 options has not been included in the computation of dilutive net income per share for the three and nine months ended September 30, 2008. The options are "out of the money," i.e. the market price of the stock is below the strike price of the options. The dilutive effect of 425,000 options has not been included in the computation of dilutive net income per share for the three and nine months ended September 30, 2007. The options are "out of the money," i.e. the market price of the stock is below the strike price of the options.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three and nine month period ended September 30, 2008 and 2007.

Following is a summary of financial information of UPG for the three and nine months ended September 30, 2008 and 2007:

                            Three Months Ended              Nine Months Ended
                               September 30,                  September 30,
                                             ($ in thousands)
                          -----------------------------------------------------
                             2008       2007               2008       2007
                          ---------- ----------         ---------- ----------
Net revenues               $ 30,648   $ 29,788           $ 90,373   $ 79,731
Cost of revenues             26,052     25,546             76,787     67,903
Gross profit                  4,596      4,242             13,586     11,828
Operating expenses            3,595      3,198             10,366      8,534
Income from operations        1,001      1,044              3,220      3,294
Interest expense (net)         (236)      (170)              (737)      (562)
Income from operations
before income tax provision     765        874              2,483      2,732
Income tax provision           (363)      (193)            (1,053)      (949)
                           --------   --------           --------   --------
Net income                 $    402   $    681           $  1,430   $  1,783
                           ========   ========           ========   ========


Following is a summary of the balance sheets for UPG as of September 30, 2008 and December 31, 2007.

                                                    September 30,   December 31,
                                                        2008           2007
                                                         ($ in thousands)
                                                   -------------   -------------
Current assets                                      $     49,408   $     47,643
Noncurrent assets                                          1,853          1,767
Current liabilities                                       27,932         26,430
Noncurrent liabilities                                     4,191          5,325
Shareholders' equity                                      19,138         17,656

At September 30, 2008 the carrying value of the Company's investment in UPG was $7,984,709. The market value of the 2,000,000 shares of UPG's common stock the Company owns was approximately $3,040,000 based on the closing price per share at November 6, 2008 of $1.52.

NOTE F - RELATED PARTY NOTE

The Company holds two unsecured promissory notes from UPG, one in the amount of $3,000,000 and a second note in the amount of $2,850,000 for a total of $5,850,000. Both notes are dated December 20, 2006 and carry the same terms.
These terms provide for quarterly interest payments at an annual interest rate of 6% and principal payments in 16 equal quarterly installments of $365,625 each beginning September 20, 2008. As of September 30, 2008, the Company has received one principal payment of $365,625 and $1,462,500 of the principal is classified as current, leaving $4,021,875 classified as long term.

NOTE G - SHAREHOLDERS' EQUITY

During the three and nine months ended September 30, 2008, the Company paid a cash dividend of $5,579 and $17,201, respectively, to the holders of its class A Preferred Stock.

During the nine months ended September 30, 2007, the Company paid a cash dividend of $0.80 per share, totaling $7,153,122 to shareholders of its common stock. The dividend was paid on March 23, 2007 primarily from proceeds received from the sale of 1,000,000 shares of common stock of UPG that the Company sold in UPG's IPO. During the same period, the Company paid dividends of $19,668 to the holders of its class A Preferred Stock through the issuance of 18,857 shares of the Company's common stock. Also during this period, certain preferred stockholders converted 25,000 shares of the Company's class A Preferred Stock into 50,000 shares of the Company's common stock.

NOTE H - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. As of September 30, 2008, the Company is not subject to any ongoing legal proceedings.

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

LEASES

During the second quarter of 2007, AlphaNet moved into new office space in Toronto, reducing its occupancy cost. The lease commenced on March 1, 2007 and will end on April 30, 2009. During the third quarter of 2008, the Company extended the office lease for one year to April 30, 2010 at the same rent and terms. AlphaNet leases certain equipment located at customer sites as part of its Office(TM) product. The following table presents the Company's commitments on those leases as of September 30, 2008.

    Lease        2008       2009      2010      Total
    -----        ----       ----      ----      -----
Office Space $  16,044  $  83,411  $ 27,804  $  127,259
Equipment        6,306     10,977     3,736      21,019
             ---------  ---------  --------  ----------
Total        $  22,350  $  94,388 $  31,540  $  148,278


NOTE J - ECONOMIC DEPENDENCE

The Company's primary source of cash is from the interest and principal payments on the UPG notes. UPG relies on one customer for a significant portion of its business, representing approximately 45% and 51% of its revenues for the nine months ended September 30, 2008 and 2007, respectively. Also, the Company is subject to a subordination agreement among the Company, UPG and UPG's bank. Should UPG default on its obligations to its bank, it would be unable to continue its interest and principal payments to the Company. Any event which would cause UPG to be unable to continue its interest and principal payments would have an adverse financial impact on the Company.

NOTE K - SALE OF INTANGIBLE ASSET

Pursuant to a purchase agreement dated January 28, 2008, the Company sold to a third party two patents which it does not require to conduct its business. The Company received net proceeds of $666,667 after commissions. Those proceeds are included as Other - net in the Company's Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2008.

NOTE L - INCOME TAXES

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine month periods ended September 30, 2008.

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

Three Months ended September 30, 2008 and 2007

REVENUE

For the three month period ended September 30, 2008, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $241,211 compared to $360,272 for the same period in 2007, a decrease of $119,061 or 33.0%. Of the $119,061 decrease in revenue, $12,119 is due to the decline of the InnFax(TM) product driven by the competition of in-room internet service. The InnFax(TM) product was discontinued as of December 31, 2007. The remaining $106,942 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product, decreased renewals, and decreased usage due a drop in business travel in response to a slower economy.

COST OF REVENUES

For the three month period ended September 30, 2008, Zunicom's consolidated cost of revenues is $79,949 compared to $117,532 for the same period in 2007, a decrease of $37,583 or 32.0%. Of the $37,583 difference, $17,821 is due to the decline in the direct servicing costs of AlphaNet's InnFax(TM) product. The remaining $19,762 difference is due to the decline in direct servicing costs for the Office(TM) product principally in the areas of repairs and maintenance, installation costs, transaction costs, upgrade costs, and licensing consistent with the decrease in new installations.

OPERATING EXPENSES

For the three month period ended September 30, 2008, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $331,296 compared to $401,819 for the same period in 2007, a decrease of $70,523 or 17.6%. The decrease of $70,523 is due to a decrease in operating expenses of AlphaNet of $20,757 and a decrease in Zunicom's expenses of $49,766.

AlphaNet's selling, general and administrative expenses for the three month period ending September 30, 2008 were $225,736 compared to $237,696 for the same period in 2007, a decrease of $11,960 or 5.0%. The decrease is primarily attributable to decreased state franchise taxes from an arrearage paid in 2007,and decreased bank charges and equipment costs.

Zunicom's selling, general and administrative expenses for the three month period ended September 30, 2008 were $82,143 compared to $131,910 for the same period in 2007, an decrease of $49,767 or 37.7%. The decrease is primarily attributable to decreased legal and accounting fees which were higher in 2007 due to expenses related to the issuance of restricted stock.

For the three month period ending September 30, 2008, the Company recorded $23,417 in depreciation and amortization expense compared to $32,213 in 2007. The decrease is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product.

OTHER INCOME / EXPENSE

Zunicom's consolidated net interest income for the three months ended September 30, 2008 was $90,823 compared to interest income of $91,441 for the same period in 2007, a decrease of $618, or 0.1%. The decrease is due to the decrease in interest bearing cash balances. Interest income consists of interest on the UPG notes plus interest on bank cash balances.

Equity in earnings of investee of $151,137 and gain on equity transactions of investee of $2,102, respectively, represent Zunicom's share of UPG's net income for the three month period ended September 30, 2008 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.

Nine Months ended September 30, 2008 and 2007

REVENUE

For the nine month period ended September 30, 2008, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $771,347 compared to $1,161,152 for the same period in 2007, a decrease of $389,805 or 33.6%. Of the $389,805 decrease in revenue, $49,871 is due to the decline of the InnFax(TM) product driven by the competition of in-room internet service. The InnFax(TM) product was discontinued as of December 31, 2007. The remaining $339,934 of the revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product, decreased renewals, and decreased usage due a drop in business travel in response to a slower economy.

COST OF REVENUES

For the nine month period ended September 30, 2008, Zunicom's consolidated cost of revenues is $240,874 compared to $338,324 for the same period in 2007, a decrease of $97,450 or 28.8%. Of the $97,450 difference, $41,268 is due to the decline in the direct servicing costs of AlphaNet's InnFax(TM) product. The remaining $56,182 difference is due to the decline in direct servicing costs for the Office(TM) product principally in the areas of repairs and maintenance, installation costs, transaction costs, and licensing fees consistent with the decrease in new installations.

OPERATING EXPENSES

For the nine month period ended September 30, 2008, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $1,218,964 compared to $1,419,924 for the same period in 2007, a decrease of $200,960 or 14.2%. The decrease of $200,960 is due to a decrease in operating expenses of AlphaNet of $77,938 and an decrease in Zunicom's expenses of $123,022.

AlphaNet's selling,general and administrative expenses for the nine month period ended September 30, 2008 were $702,656 compared to $760,274 for the same period in 2007, a decrease of $57,618 or 7.8%. The decrease is primarily attributable to decreased occupancy costs due to the relocation of the Toronto office, and decreased state franchise taxes from the payment of an arrearage in 2007, and decreases in equipment costs.

Zunicom's selling, general and administrative expenses for the nine month period ended September 30, 2008 were $439,249 compared to $562,272 for the same period in 2007, a decrease of $123,023 or 21.9%. The decrease is primarily attributable to decreased legal, accounting, and consulting fees which were higher in 2007 due to expenses related to the deconsolidation of UPG, the dividend payment and issuance of restricted stock.

For the nine month period ended September 30, 2008, the Company recorded $77,059 in depreciation and amortization expense compared to $97,378 in 2007. The decrease of $20,319, or 20.9%, is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product. The Company also disposed of InnFax(TM) equipment with an original cost of $272,109 as a result of exiting this business as of December 31, 2007. This equipment had been fully depreciated.

OTHER INCOME / EXPENSE

Zunicom's consolidated net interest income for the nine month period ended September 30,2008 was $270,346 compared to interest income of $350,178 for the same period in 2007, a decrease of $79,832, or 22.8%. The decrease is primarily due to the decrease in interest bearing cash balances from the payment of the $0.80 cash dividend on March 23, 2007. Interest income consists of interest on the UPG notes plus interest on bank cash balances.

Equity in earnings of investee of $543,218 and gain on equity transactions of investee of $21,372, respectively, represent Zunicom's share of UPG's net income for the nine month period ended September 30, 2008 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.

Gain on sale of assets for the nine months ended September 30, 2008, is $642,150 in proceeds from the sale of two patents no longer required by the Company offset by loss on disposal of AlphaNet equipment.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $1,207,566 at September 30, 2008.

Net cash used in operations was $300,574 for the nine month period ended September 30, 2008. The cash used in operating activities is primarily attributable to net income of $498,253, depreciation and amortization of $77,059, stock based compensation of $77,397,decreases in accounts receivable and inventory of $16,733, write-off of property and equipment of $7,511, and an increase in provision for income taxes of $290,342, offset by equity in earnings of UPG of $543,218, gain on equity transactions of UPG of $21,372, a decrease in prepaid expenses of $15,776, a decrease in accounts payable and accrued expenses of $20,836, and a decrease from the sale of the intangible asset of $666,667.

Net cash provided by investing activities for the nine month period ended September 30, 2008, relating to purchases of property and equipment and the sale of the intangible asset, was $643,441.

Net cash used in financing activities for the nine month period ended September 30, 2008 was $348,423 representing the receipt of the first principal payment from UPG and payment of cash dividends on the Company's preferred stock.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the nine months ended September 30, 2008. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2008 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  November 13, 2008               /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)