Form 10-K
period 2008-12-31
ZUNICOM INC
filed 2009-03-31
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

     As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $3,081,054 (based on the closing price of $0.52 per share on that date).

     As of March 24, 2009, 9,960,756 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  ZUNICOM, INC.

                           Annual Report on Form 10-K
                                TABLE OF CONTENTS
                                                                         Page
PART I

    Item 1.    Business                                                     4
    Item 1A.   Risk Factors                                                 8
    Item 2.    Properties                                                  11
    Item 3.    Legal Proceedings                                           11
    Item 4.    Submission of Matters to a Vote of Security Holders         11


PART II

    Item 5.    Market for our Common Equity and Related
                 Stockholder Matters                                       12
    Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       14
    Item 7A.   Quantitative and Qualitative Disclosures
                 about Market Risk                                         20
    Item 8.    Financial Statements and Supplementary Data                 20
    Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                      20
    Item 9A.   Controls and Procedures                                     20
    Item 9B.   Other Information                                           21


PART III

    Item 10.   Directors, Executive Officers and Corporate
                 Governance                                                21
    Item 11.   Executive Compensation                                      23
    Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters            34
    Item 13.   Certain Relationship and Related Transactions,
                 and Director Independence                                 36
    Item 14.   Principal Accounting Fees and Services                      37


PART IV

    Item 15.   Exhibits                                                    38


Signatures                                                                 40

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

                  ALPHANET HOSPITALITY SYSTEMS, INC. ("AlphaNet")

AlphaNet is a leading provider of business services to the hospitality industry. Founded in 1992, AlphaNet invented and created the market for in-room fax machines through its patented InnFaxTM technology that allowed for sending and receiving of faxes in the guest room using temporary, private DID numbers. The market grew internationally through the use of high profile licensees.

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

InnFax(TM) provided for in-room faxing, copying and printing through the use of the IBC 5000 multifunction machine. InnFax(TM) is a technology that is not in high demand by the business traveler and demand has fallen steadily over the past several years. In-room Internet is the key competing technology that has eroded usage of this service. The Company has reviewed the operations of InnFax(TM) and discontinued the product and service as of December 31, 2007. Revenue from InnFax(TM) was $0 in 2008 and $95,577 in 2007.

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

Customers

AlphaNet sells or places its product line to both chain/management companies and individual properties. AlphaNet provides services to chains such as Hilton, Hyatt, Intercontinental, Marriott, Westin and Fairmont. Individual properties of note include Waldorf-Astoria, Fairmont Dallas, Westin Michigan Avenue Chicago, Intercontinental Dallas and the newly renovated Hilton San Francisco Financial District. AlphaNet has been selected as a preferred Hilton vendor.

Employees

AlphaNet's primary offices are in Toronto, Canada. AlphaNet also maintains a repair integration and shipping facility in Woodbridge, Virginia. AlphaNet employs a total of 10 full-time employees that include engineering, accounting, customer support, field installation and sales.

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

Prior to the IPO, as our wholly-owned subsidiary, UPG's financial position, results of operations and cash flows were consolidated with ours. As a result of the IPO, our ownership interest in UPG was reduced to 40 percent. During 2008, we acquired additional shares of UPG bringing our interest to 40.6%. We deconsolidated UPG from our statements of operations and balance sheets effective December 31, 2006 and simultaneously accounted for UPG under the equity method of accounting. We will account for UPG under the equity method of accounting in all future periods in which we maintain a significant ownership interest.

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

UPG's third-party logistics services, principally supply chain management solutions and other value-added services, are designed to help customers optimize performance by allowing them to outsource supply chain management functions. UPG's supply chain management services include inventory sourcing and procurement, warehousing and fulfillment. UPG's value-added services include custom battery pack assembly, custom kitting and packing, private labeling, component design and engineering, graphic design, and sales and marketing. UPG also distributes batteries and portable power products under various manufacturers' and private labels, as well as under its own proprietary brands. UPG is one of the leading domestic distributors of sealed, or "maintenance-free," lead acid batteries. UPG's customers include OEMs, distributors and both online and traditional retailers. The products UPG sources, manages and distributes are used in a diverse and growing range of industries, including automotive, consumer goods, electronics and appliances, marine and medical instrumentation, computer and computer-related products, office and home office equipment, security and surveillance equipment, and telecommunications equipment and other portable communication devices.

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

From January 1 through April 30, 2007, AlphaNet occupied 4,900 square feet of leased office space in Toronto,Canada at approximately $13,300 per month. This lease expired April 30, 2007. On March 1, 2007 AlphaNet leased 2,810 square feet of new office space in Toronto, Canada for approximately $7,000 per month. This lease expires April 30, 2009. During the third quarter of 2008, the Company extended the office lease for one year to April 30, 2010 at the same rent and terms. AlphaNet also has a repair and service facility in Woodbridge, Virginia, which is leased on an annual basis with a monthly rent from July, 2008 to July, 2009 of $800.

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

The second proposal for consideration was the ratification of Horwath Orenstein LLP as the Company's auditor. For the ratification of Horwath Orenstein the following votes were cast. Horwath Orenstein has since merged into a successor firm, Meyers Norris Penny LLP, which is now our auditor.

   For                   Abstained               Against
---------                ---------               -------
5,522,520                 -0-                     -0-

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASD OTC Bulletin Board Market under the symbol ZNCM. On March 24, 2009, the last sales price of the Company's common stock was $.28.

The following table sets forth the high and low bid prices of the Company's common stock on a quarterly basis for the calendar years 2007 and 2008, as reported by the NASDAQ Trading and Market Services:

                    -----|-------------------|----------|---------|
                         |   Calendar Period |   High   |   Low   |
                    -----|-------------------|----------|---------|
                    2007 | First Quarter     |  $1.95   |  $0.93  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $1.24   |  $0.77  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $0.85   |  $0.70  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $0.85   |  $0.63  |
                    -----|-------------------|----------|---------|
                    2008 | First Quarter     |  $0.66   |  $0.36  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $0.60   |  $0.36  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $0.55   |  $0.41  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $0.44   |  $0.20  |
                    -----|-------------------|----------|---------|

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends were declared and paid on March 23, 2007 on the Company's common stock (see Notes to Consolidated Financial Statements - NOTE G SHAREHOLDERS' EQUITY. As of December 31, 2008, the Company has 60,208 shares of Class A preferred stock outstanding and held by two record shareholders. There is no trading market for the preferred stock. The Class A preferred stock carries an annual dividend of $0.3675 per share, payable in cash or shares of common stock. A share of preferred stock is convertible into two shares of common stock at the option of the holder. The Company has paid all dividends due on the Class A preferred stock.

As of December 31, 2008, the Company had 9,960,756 shares of common stock issued and outstanding and held by 562 shareholders of record.

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

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders as of December 31, 2008:

---------------------|--------------------|-----------------|-- ---------------|
  Plan Category      |Number of Securities|Weighted-Average |    Number of     |
                     | to be Issued Upon  |Exercise Prices  |   Securities     |
                     |    Exercise of     |of Outstanding   |   available      |
                     |    Outstanding     |   Options,      |   for future     |
                     |      Options,      |   Warrants      | issuance under   |
                     |      Warrants      |  and Rights     |     equity       |
                     |     and Rights     |                 |compensation plans|
---------------------|--------------------|-----------------|------------------|
Equity compensation  |                    |                 |                  |
plans (stock options)|                    |                 |                  |
approved by          |                    |                 |                  |
stockholders         |     525,000        |     $0.85       |    2,775,000     |
---------------------|--------------------|-----------------|------------------|
Total                |     525,000        |     $0.85       |    2,775,000     |
---------------------|--------------------|-----------------|---- -------------|

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

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

Currently,    the   operations   of   Zunicom   are   conducted    through   its
wholly-owned subsidiary, AlphaNet Hospitality Systems, Inc. Accordingly, all revenue and cost of revenue are generated by AlphaNet.

REVENUES

Revenue for the year ended December 31, 2008 was $962,470 compared to revenue of $1,522,183 for the year ended December 31, 2007, a decrease of $559,713, or 36.8%. Of the $559,713 decrease in revenue, $95,577 is due to the decline of the InnFax(TM) product driven by the competition of in-room internet service. As of December 31, 2007, we discontinued the InnFax(TM) product. The remaining $464,136 of the revenue decrease is due to a decline in the number of new installations of the Office(TM)product and a decrease in the renewal of service contracts.

COST OF REVENUES

For the year ended December 31, 2008, cost of revenues was $309,426 compared to cost of revenues of $441,389 for the year ended December 31, 2007, a decrease of $131,963 or 30.0%. Approximately $54,000 of the decrease in the cost of revenues is due to a decline in network and support costs for InnFax(TM) reflecting its decreased usage. The remainder of the decrease in cost of revenue is due to a decline in installation and support costs for the Office(TM)product reflecting the decrease in installations. The InnFax(TM) product has been discontinued as of December 31, 2007.

OPERATING EXPENSES

Total selling, general and administrative expenses were $1,539,129 for the year ended December 31, 2008 compared to $1,691,942 for the year ended December 31, 2007, a decrease of $152,813, or 9.0%.

AlphaNet's  selling,  general  and  administrative  expenses  for the year ended
December  31,  2008 were  $942,438  compared  to  $1,042,393  for the year ended
December 31, 2007, a decrease of $99,955 or 10.0%. The decrease is primarily attributable to a decrease in occupancy costs of approximately $18,000 due to the reduction in rent achieved through the relocation of the Toronto office in the second quarter of 2007, a decrease in employment costs of approximately $20,000 due to the reduction of one position in 2008, a decrease of approximately $28,000 in State and local taxes due to reduced revenue and a settlement with the State of Texas with regard to tax liabilities from 2001 and 2002 paid in 2007, and a decrease of approximately $34,000 in maintenance, support, travel and other administrative costs due to the reduced volume of business.

Zunicom's selling, general and administrative expenses for the year ended December 31, 2008 were $596,691 compared to $649,549 for the year ended December 31, 2007, representing an decrease of $52,858 or 8.1%. The decrease is primarily attributable to a decrease of approximately $78,000 in legal and accounting fees reflecting less activity in 2008 compared to 2007 when higher legal and accounting fees were incurred in connection with the payment of the dividend in February 2007 and the issuance of restricted stock in June 2007, and the receipt of a Federal tax refund of approximately $34,000. The decrease in legal and accounting fees and Federal tax refund were partially offset by increases in stock compensation reflecting the issuance of stock options in 2008, and increases in travel expenses and directors and officers insurance.

Depreciation expense was $96,413 for the year ended December 31, 2008 compared to $127,909 for the year ended December 31, 2007, a decrease of $31,496, or 24.6%. The decrease is due to a reduction in the amount of equipment required by AlphaNet due to the decreasing number of installations of the Office(TM) product.

OTHER INCOME / EXPENSE

Zunicom's consolidated other income (expense)for the year ended December 31, 2008 was $1,446,180 compared to $1,338,269 for the year ended December 31, 2007, an increase of $107,911 or 8.1%. The increase is due to the gain on sale of patents in 2008 of $666,667 offset by a decrease of $85,254 in interest income due to lower bank balances in 2008, a decrease of $254,046 in equity earnings of UPG due to lower earnings in 2008, a decrease of $209,416 in gain on equity transactions of UPG, and an increase in loss on foreign exchange of $1,131.

Equity in earnings of investee of $616,007 represents Zunicom's share of UPG's net income for the year ended December 31, 2008 and the loss of $162,125 represents changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee. The change in equity of UPG is due to issuance of stock options and Zunicom restricted stock, and accumulated other comprehensive loss of UPG. For the year ended December 31, 2007, Zunicom's equity in the earnings of UPG was $870,053 and the change in equity of UPG was a gain of $47,291.


LIQUIDITY - YEAR ENDED DECEMBER 31, 2008

Zunicom had cash and cash equivalents of $1,522,831 and $516,276 at December 31, 2008 and 2007 respectively.

Net cash provided by operating activities was $53,588 for the year ended December 31, 2008 compared to cash used in operating activities of $308,609 for the year ended December 31, 2007. Cash provided by operating activities in 2008 is primarily net income and depreciation of $328,227 plus write off of property and equipment of $8,910, gain on equity transactions of investee of $162,125, stock-based compensation of $90,355, deferred income taxes of $231,867, decrease in restricted cash of $351,000, and changes in working capital of $163,778, offset by equity in earnings of investee of $616,007 and gain on sale of patents of $666,667. Net cash provided by investing activities of $595,497 consists of the proceeds from the sale of patents in 2008 of $666,667 offset by AlphaNet asset purchases in 2008 to support the Office(TM)product of $28,729 and Zunicom purchases of UPG stock of $42,441. For the year ended December 31, 2007, net cash used in investing activities consisted of $276,121 representing asset purchases by AlphaNet to support the office(TM) product.

Net cash provided by financing activities was $708,469 in 2008. Cash provided by financing activities is the principal payments on the UPG notes of $731,250 offset by the payment of cash dividends on the preferred stock in 2008 of $22,781. For the year ended December 31, 2007, cash used in financing activities consisted of dividends on common stock of $7,153,122 and dividends on preferred stock of $5,579 for a total of $7,158,701.

The net increase in cash in 2008 was $1,357,554 compared to a net decrease in cash in 2007 of $7,743,433.

The Company, through UPG, had a $16 million line of credit with Compass Bank that expired on May 5, 2007, but was renewed in June 2007. The line of credit was secured by the assets of UPG, however, the Company had been a guarantor of the line of credit. At July 31,2007, the Company signed a subordination agreement with the bank whereby the Company agreed to subordinate its notes (in the principal amount of $5,118,750 at December 31,2008) from UPG to the line owed by UPG to the bank. The agreement contains a provision under which UPG may, if not in default under the line of credit, pay interest and principal on its notes to the Company as they become due, but the Company must hold any amounts received in trust for the benefit of the Bank while the line of credit is outstanding. In return, the bank released the Company from its guarantee. The Company sought rescission or modification of this subordination agreement by the bank. Until the resolution of this issue, the Company accounted for all payments by UPG on the notes as "restricted cash." On June 17, 2008, the Company, the bank, and UPG signed a "Second Amended and Restated Creditors' Subordination Agreement" under which the Company continues to subordinate its $5,850,000 in UPG notes to any Compass Bank loan but removes the provision under which the Company was to hold in trust the principal and interest payments received from UPG on the UPG notes. The Company now shall receive and may spend all regular payments on the UPG notes. Accordingly, the Company no longer classifies receipts under the UPG notes as restricted cash. UPG secured a $30 million line of credit with Compass Bank and has an outstanding loan under the line.

Zunicom management believes that cash on hand, the proceeds of the sale of patents on January 28, 2008, and interest and principal payments on the UPG notes will be sufficient to meet its operational needs over the next year.

CAPITAL RESOURCES

At  December  31, 2008 the Company  did not have any  material  commitments  for
capital   expenditures.   The  Company  has  no  off  balance  sheet   financing
arrangements.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax and state tax examinations for years before 2005. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2008.

Stock-Based Compensation

The Company accounts for its stock-based compensation under the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company partially adopted SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. As permitted by FSP FAS 157-2, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities. The partial adoption of SFAS No. 157 did not have a material impact on the Company's results of operations, cash flows or financial position. To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

           Level 1--quoted prices (unadjusted) in active markets for identical asset or liabilities;
           Level 2--observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and Level 3--assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. There were no changes in the Company's valuation techniques used to measure fair value on a recurring basis as a result of partially adopting SFAS 157.

Recent Accounting Pronouncements

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

In December 2007, the FASB issues SFAS 141(R),  Business Combinations.  SFAS 141
(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquire as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted. The Company is currently evaluating the impact that SFAS 141(R) will have on its consolidated financial statements and disclosures but does not expect the adoption of this standard to have a material impact unless the Company enters into a business acquisition in the future.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated financial Statements - an amendment of ARB No. 51. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement . SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements and disclosures.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133".

SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements and disclosures.

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

ITEM 9. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In 2007, the Company changed its auditing firm from KBA Group LLP, Dallas, Texas to Horwath Orenstein LLP, Toronto, Canada, which subsequently merged into Meyers Norris Penny LLP. Meyers Norris Penny LLP are currently the Company's auditors. The Company does not have any disagreement with its auditors.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness or our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10K, (December 31, 2008). In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Also, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting as of December 31, 2008, is effective.

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

ITEM 9B. OTHER INFORMATION

None

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ZUNICOM, INC.

The names, ages and titles of our executive officers and directors subsequent to the Deconsolidation Date are as follows:

         Name                   Age                 Positions
        -------               ------                ----------
     William Tan                65       Chairman - Board of Directors / Chief
                                         Executive Officer

     Ian Colin Edmonds          37       Director

     John Rudy (a)              66       Vice President, Chief Financial Officer
                                         and Director

     (a) On January 24, 2007, Zunicom's Board of Directors appointed John Rudy Vice-President and Chief Financial Officer. On December 14, 2007, he was reelected as a director and reappointed as Vice President and Chief Financial Officer of Zunicom.

David Parke was elected to serve as a director in October 2006. He did not stand for re-election at the Company's annual shareholders' meeting on December 14, 2007.

WILLIAM TAN has been chairman of the board of directors and chief executive officer since January 1999. He has served as the chairman of Zunicom since February 1997 and of AlphaNet since October 1999. Mr. Tan's principal business has been private investments and he has held senior executive positions in a number of financing, insurance, textile, property development and related businesses. Mr. Tan is the father-in-law of Ian Edmonds.

IAN COLIN EDMONDS has been a director since January 1999, and from July 1997 through December 2006 served as an officer, first as vice president and from April 2003 as executive vice president. He also served as a director of AlphaNet from October 1999 through December 2006. Mr. Edmonds is currently the chief executive officer of UPG in which the Company holds a 40.6% interest. Mr. Edmonds holds a Bachelors Degree in Marketing with a Minor in Statistics from the University of Denver. Mr. Edmonds is the son-in-law of William Tan.

JOHN RUDY was elected to serve as a director in October, 2006. He is founder and owner and has been President since 1992, of Beacon Business Services, Inc., 21 Matawan, New Jersey, a consulting firm specializing in providing financial, accounting and business advisory services to small companies. From August 1998 through April 2000 Mr. Rudy served as interim chief financial officer of Hometown Auto Retailers, Inc., a publicly-traded automobile dealer group. From August 2005 until May 2006 he served as interim chief financial officer of Sona Mobile Holdings Corp., a publicly traded wireless technology company. From July 2005 to August 2008, Mr. Rudy served as a director of AdStar, Inc., a publicly-traded company engaged in internet ad placement products and services. From May 2005 to May 2008, he served as a director of Trey Resources, Inc., a publicly-traded software reseller. Since May 2005, Mr. Rudy has served as a director of Jesup & Lamont, Inc., a publicly-traded broker-dealer, where he serves as Chairman of the Audit Committee. Mr. Rudy received an M.B.A. from Emory University and a B.S. in economics from Albright College and is a certified public accountant in New York State.

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

Other Significant and Key Employees:

The following table sets forth-certain information concerning significant employees of the Company's wholly-owned subsidiary.

                                Age      Position
Ian Kindred                     62       COO of AlphaNet

Effective February 12, 2009, Mr. Kindred has taken a three month leave of absence for medical reasons.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2008, there have been no untimely filings of such required forms.


Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General

We have provided what we believe is a  competitive  compensation  package to our
executive  management  team  through  a  combination  of  base  salary,   equity
participation and an employee benefits program.

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

We provide a competitive benefits package to all full-time employees including health and welfare benefits such as medical, dental, vision care, disability insurance, and life insurance benefits. We have no structured executive perquisite benefits (e.g., club memberships or sports tickets) for any executive officer, including the named executive officers, and we currently do not provide any deferred compensation programs or supplemental pensions to any executive officer, including the named executive officers.

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

The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table - See "Summary of Compensation." For the fiscal year ended December 31, 2008, cash compensation to our named executive officers was $77,250, with our chief executive officer receiving $0 of that. We believe that the base salary paid to our executive officers during 2008 achieves our executive compensation objectives, compares favorably to similar companies and is within our objective of providing a base salary at market levels.

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

Overview of 2008 Compensation

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2008 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2008 was competitive with comparable companies. See "Summary of Compensation."

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

Summary of Compensation

The following table sets forth certain information with respect to compensation for the years ended December 31, 2008 and 2007 earned by or paid to our chief executive officer, chief financial officer and our only two other most highly compensated executive officers that qualify as, and are referred to as, the named executive officers.

                           Summary Compensation Table

                                                           Change in
                                                    Non-    Pension
                                                  Equity     Value
                                                 Incentive  and Non-
                                                   Plan     Qualified    All
 Name &                     Cash   Stock   Option Compen-   Deferred    Other
 Principal           Salary Bonus  Awards  Awards sation  Compensation  Compensa-
 Position     Year   ($)    ($)    ($)(1)   ($)    ($)    Earnings ($)  tion ($)  Total ($)
-------------------------------------------------------------------------------------------

William Tan - 2008        -      -       -   9,700    -             -      -        9,700
 Chairman of  2007        -      - 205,801            -             -       -      205,801
 the Board of
 Directors
 and CEO

John Rudy -   2008   77,250      -       -   9,700    -             -        -      86,950
VP/CFO and    2007   62,500      -          38,986    -             -        -     101,486
Director


Ian Edmonds - 2008    7,500      -      -    9,700    -             -       -       17,200
 Director     2007    7,500      - 115,587            -             -       -      123,087

Mimi Tan      2008        -      -      -        -    -             -       -            -
Former EVP    2007        -      -  86,691       -    -             -       -       86,691

(1) Grants of restricted stock (See note C "Stock Options and Warrants" to the consolidated financial statements) Mimi Tan is the wife of Ian Edmonds.

Grants of Plan Based Awards

----------------------------------------------------------------------------------------------------------------
                                Estimated Future Payouts   Estimated Future       All        All
                                    Under Non-Equity            Payouts          Other      Other
                                        Incentive        Under Equity Incentive  Stock      Option
                                      Plan Awards(1)          Plan Awards        Awards:    Awards:    Exercise
                         Grant ------------------------ -----------------------  Number    Number of    or Base
                         Date                                                   of shares  Securities   Price of
Name &                   Fair  Thres-                    Thres-                  or stock   Underlying   Option
Principal    Grant      Value  hold    Target Maximum    hold  Target Maximum     Units      Options     Awards
Position     Date       ($)    ($)      ($)      ($)      (#)   (#)    (#)        (#)        (#)(2)    ($/share)
------------ ---------  ------ ------- ------ --------  ------ ------ -------   ---------- ----------- ---------

William Tan
-President
and CEO      Mar 10, 08 $9,700                                                             25,000      $0.45
----------------------------------------------------------------------------------------------------------------
Ian Edmonds
-EVP, COO    Mar 10, 08 $9,700                                                             25,000      $0.45
----------------------------------------------------------------------------------------------------------------
John Rudy, VP, CFO and
Director     Mar 10, 08 $9,700                                                             25,000      $0.45
             Feb 1, 07  $38,986                                                            25,000      $1.75
----------------------------------------------------------------------------------------------------------------

    (1) All Option Awards were fully vested as of December 31, 2008.

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


Employment Agreements and Arrangements

In February 2007, Zunicom entered into a one year employment agreement with John Rudy, our Vice President and Chief Financial Officer and a director. Under the agreement, Mr. Rudy receives $5,000 per month for defined services as our Chief Financial Officer and to oversee the operations of our subsidiary, AlphaNet Hospitality Systems, Inc. Services outside of the scope as defined in the agreement will be paid at an hourly rate of $150. In addition, Mr. Rudy received options to purchase 25,000 shares of our common stock at an exercise price of $1.75. The agreement stipulates that Mr. Rudy has other interests and his services to Zunicom are not on a full-time basis. At our Board of Directors meeting on March 10, 2008, Mr. Rudy's agreement was renewed on the same terms and he was granted options to purchase 25,000 shares of our common stock at the closing price on March 10. For the year ended December 31, 2008, Mr. Rudy was paid $77,250 for his services as our chief Financial Officer. As an executive of the Company, Mr. Rudy no longer receives compensation for his services as a director.

Option Re-Pricing

There has been no re-pricing or other material modification of any features or characteristics of any of our outstanding stock options during the year ended December 31, 2008.

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

Equity Incentive Compensation Plan

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. At December 31, 2008 and 2007, there are 525,000 and 425,000, options, respectively, outstanding under the 1999 Plan.

Material Terms of Plan-Based Awards

The 1999 Incentive Stock Option Plan, approved on August 13, 1999 originally provided for options that expired in November, 2005. In November, 2005 the Board of Directors granted new options pursuant to the 1999 Plan expiring August 10, 2009.

Outstanding Equity Awards

         Summary

At December 31, 2008 there are 525,000 compensatory stock options outstanding with a weighted-average exercise price of $0.85 and all of these compensatory stock options are exercisable. The weighted-average remaining contractual life of the compensatory options outstanding and exercisable approximated 2.5 years at December 31, 2008.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2008 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

                            Option Awards                                               Stock Awards
-----------------------------------------------------------------------------------------------------------------------
Name             Number       Number       Equity                         Number     Market    Equity        Equity
                   of           of        Incentive                         of     Value of  Incentive    Incentive Plan
               Securities   Securities      Plan                          Shares    Shares      Plan        Awards:
                Underlying  Underlying     Awards:                       or Units     or      Awards:      Market or
               Unexercised  Unexercised   Number of                         of     Units of  Number of    Payout Value
                 Options      Options     Securities                      Stock     Stock    Unearned     of Unearned
                  (#)           (#)       Underlying                       That      That      Shares,      Shares,
               Exercisable  Unexercisable Unexercised  Option              Have      Have     Units or      Units or
                  (1)                      Unearned   Exercise   Option     Not      Not     Other Rights  Other Rights
                                            Options    Price   Expiration  Vested   Vested    That Have    That Have
                                              (#)       ($)       Date      (#)      ($)     Not Vested    Not Vested
                                                                                                (#)           ($)
-----------------------------------------------------------------------------------------------------------------------
William Tan -
 President and
 CEO            25,000                                $ .45    3/10/2013
               400,000                                $ .90    8/10/2009
-----------------------------------------------------------------------------------------------------------------------
John Rudy -
 VP, CFO        25,000                                $ .45    3/10/2013
                25,000                                $1.75    2/1/2012
-----------------------------------------------------------------------------------------------------------------------

   (1)  Options are fully vested at December 31, 2008.

Option Exercises

The following table sets forth certain information with respect to option and stock exercises during the fiscal year ended December 31, 2008 with respect to the named executive officers.

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

Post-Employment and Change in Control Provisions

Provisions and Triggers

Compensation of Directors

Our newly elected directors received an initial fee of $7,500 to serve 1 year, plus reimbursement for actual out-of-pocket expenses in connection with each board meeting attended. Directors who are also employees of the Company do not receive additional remuneration for serving as a director. Following is a table summarizing compensation to members of our board of director for 2008.


                           Director Compensation Table

                                                         Change in
                                                          Pension
               Fees                         Non-Equity    Value &
              Earned                        Incentive   Non-qualified
                or                             Plan       Deferred      All Other
              Paid in    Stock    Option   Compensation Compensation  Compensation
Name          Cash(1)  Awards    Awards        (2)      Earnings (3)                Tota1
------------ --------- --------- --------- ------------ ------------- ------------ ---------
William Tan        --        --  $   9,700          --           --        --      $   9,700
Ian Edmonds  $  7,500        --  $   9,700          --           --        --      $  17,200
John Rudy          --        --  $   9,700          --           --        --      $   9,700

   (1) Messrs. Tan and Rudy, as officers of the Company, receive no additional remuneration for serving as a director.
   (2) Zunicom does not currently have a Non-Equity Incentive Compensation Plan.
   (3) Zunicom does not currently have a Pension or Deferred Compensation Plan.

The following summarizes the grant date fair value of each award granted during 2008, computed in accordance with SFAS No. 123(R) for recognition in financial statement reporting and grant date fair value for the individual directors:

                           GRANT OF PLAN BASED AWARDS

                                    Exercise
                                Number of or Base
                               Securities Price of
                                Underlying   Option    Grant Date
                        Grant    Options     Awards    Fair Value
Name                    Date       (#)      ($/share)     ($)
---------------------- -------- ----------- ---------- ------------
William Tan, Chairman Mar 10, 08  25,000    $ 0.45     $9,700
-------------------------------------------------------------------
John Rudy
VP/CFO and Director   Mar 10, 08  25,000    $ 0.45     $9,700
-------------------------------------------------------------------
Ian Edmonds,
Director              Mar 10, 08  25,000    $ 0.45     $9,700
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

                           William Tan, Chairman

                           Ian Edmonds

                           John Rudy

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 31, 2009 by(i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of Zunicom, Inc., (iii) each of the executive officers of Zunicom, and (iv) all directors and executive officers of Zunicom as a group.

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
William Tan            2,860,273 (3) 28.47%    0                   0
President and CEO      Direct and
1720 Hayden Drive      Indirect
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------
Kim Yeow Tan           991,818 (4)    9.96%    0                   0
11 Jalan Medang        Indirect
Bukit Bandaraya
59100 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------

All Directors          2,860,273     28.47%    0                   0
and Executive
Officers as a Group
(1 person)
---------------------  ------------  --------  ----------------    ------
(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(2) Percent of Class for the Common Stock is based on the 9,960,756 shares outstanding as of March 24, 2009. Percent of Class for the Series A Preferred

Stock is based on 60,208 shares outstanding as of March 24, 2009. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares assumable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from March 31, 2009.

(3) Represents (i) 75,000 shares directly held by Mr. Tan, (ii) stock options to acquire 425,000 shares of common stock,(iii) 1,383,000 shares of common stock held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, (iv) 977,273 shares of common stock held by Ventures International, Ltd., a company of which Mr. Tan is a director and officer, of which 250,000 shares of common stock were assigned by Caspic International, Inc., an affiliated company, upon exercise of warrants on February 23, 2006.

(4) Represents (i) 581,818 shares of common stock held by Gin Securities, Ltd., a company of which Kim Yeow Tan is a principal, (ii) 205,000 shares of common stock attributed to Eurasia Securities Ltd., and 205,000 shares of common stock attributed to Asean Brokers, Ltd. of which Kim Yeow Tan is a director and officer.

Equity Compensation Plan Disclosure

We reserved 1,300,000 shares of our common stock to be issued under our 1999 Incentive Stock Option Plan and granted 525,000 options to certain employees and directors with an average exercise price of $0.85 per share. The options expire August 10, 2009.

We reserved 2,000,000 shares of our common stock to be issued under our 2000 Incentive Stock Option Plan. No options have been granted under the plan.

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2007.

------------------- ------------- -------------------- ---------------------
                      Number of
                      Securities  Weighted-   Number of
                        to be     Average     Securities
                      Issued Upon Exercise    available
                      Exercise of Prices of   for future
                      Outstanding Outstanding  issuance
                       Options,    Options,   under equity
                       Warrants    Warrants   compensation
    Plan Category     and Rights  and Rights     plans
-------------------- ------------ ----------- -------------
Equity compensation
plans (stock
options) approved
by stockholders         525,000       $0 .85     2,775,000
-------------------- ------------ ----------- --------------
Equity compensation
plans not approved
by stockholders          N/A           N/A          N/A
-------------------- ------------ ----------- --------------
Total                   525,000       $0 .85     2,775,000
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

See NOTE F in the Notes to Consolidated Financial Statements for details and discussion of related party transactions during 2008.

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

Audit Fees. Estimated fees billed for services rendered by Meyers Norris Penny LLP for reviews of the forms 10Q for the first, second and third quarters of 2008 and the audit of the year ended 2008 are approximately $100,000. Estimated fees billed for service rendered by KBA Group LLP for the review of Form 10-Q for the first quarter of 2007 and by Horwath Orenstein for the reviews of the second, third and fourth quarters and the form 10-K for 2007 and for the audits of the consolidated financial statements of the Company for the year ended December 31, 2007 were approximately $95,000 for 2007.

Audit-Related Fees. Aggregate fees billed for all audit-related services rendered by KBA Group LLP were approximately $0 for 2008 and approximately $3,000 for 2007. The amount for 2007 related primarily to the issuance of restricted stock.

Tax Fees. Aggregate fees billed for permissible tax services rendered by KBA Group LLP were approximately $38,000 for 2008 and $18,000 for 2007. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns.

                                     PART IV

Item 15. Exhibits, FINANCIAL STATEMENTS and Reports on Form 8-K

   (a)  1. Consolidated Financial Statements.

The following consolidated financial statements of Zunicom, Inc. and subsidiary, are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

        o  Report of Independent Registered Public Accounting Firm
        o  Consolidated Balance Sheets as of December 31, 2008 and 2007
        o Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
        o Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2008 and 2007
        o Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
        o  Notes to Consolidated Financial Statements

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

        (c) Exhibits

Exhibit No.                               Description
-----------                               -----------

3.1 Articles of Incorporation, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 January 23, 1996)
3.2 Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996)
3.2(a) Amended Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No.33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996)
3.3 Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996, January 23, 1996)
10.1 Second Amended and Restated Creditors Subordination Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, Commission File No. 0-27210, filed August 14, 2008)

14.1 Code of Ethics and Business Conduct as adopted March 30, 2004 (incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003, Commission File No. 0-27210, filed March 31, 2004)
21.1         Subsidiaries*
31.1         Certification  of  Chief  Executive   Officer
             Pursuant  to  Section  302  of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1         Certification  of Chief Executive  Officer  Pursuant  to 18  U.S.C.
             Section 1350, as adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2         Certification  of  Chief  Financial  Officer  Pursuant to 18 U.S.C.
             Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

-----------------
* Filed herewith.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.

                                    Date:    March 31, 2009

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

  Signature                      Capacity                            Date


/s/ William Tan    Director, Chairman of the Board,          March 31, 2009
-----------------  President and Chief Executive
William Tan        Officer (principal executive officer)


/s/ Ian Edmonds    Director                                  March 31, 2009
-----------------
Ian Edmonds


/s/ John Rudy      Chief Financial Officer                   March 31, 2009
-----------------  (principal financial and principal
John Rudy          accounting officer) and Director

                                 ITEM 15 (a)(1)
                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                  ZUNICOM, INC.


                                DECEMBER 31, 2008

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ZUNICOM, INC.


                                                                       Page
                                                                       ----
Report of Independent Registered Public Accounting Firm  ...............F-3

Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 2008 and 2007.......F-4

     Consolidated Statements of Operations
        for the years ended December 31, 2008 and 2007..................F-6

     Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 2008 and 2007..................F-8

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2008 and 2007..................F-9

     Notes to Consolidated Financial Statements.........................F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Zunicom , Inc.

We have audited the accompanying consolidated balance sheet of Zunicom, Inc. (the "Company") as at December 31, 2008 and 2007 , and the related consolidated statements of operations , stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zunicom, Inc. as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended , in conformity with United States generally accepted accounting principles.

Toronto, Canada                           /s/ Meyers Norris Penny, LLP
March 27, 2009                                Chartered Accountants
                                              Licensed Public Accountants

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2008 and 2007

                                     ASSETS
                                                          2008         2007
                                                      ------------ ------------
CURRENT ASSETS
 Cash and cash equivalents                            $ 1,522,831    $ 165,276
 Restricted cash (J)                                           --      351,000
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $0 and $6,300                   2,585       11,278
 Interest receivable from unconsolidated investee          10,578       10,578
 Note receivable from unconsolidated investee
   - current portion                                    1,462,500      731,250
 Inventories - finished goods                               7,146       21,595
 Prepaid expenses and other current assets                 47,463       56,854
                                                      -----------  -----------
    Total current assets                                3,053,103    1,347,831
                                                      -----------  -----------
PROPERTY AND EQUIPMENT
 Business center equipment                                487,321      666,142
 Machinery and equipment                                  447,506      719,615
 Computer equipment                                       147,107      146,709
 Furniture and fixtures                                    30,097       30,097
 Leasehold improvements                                    12,377       12,377
                                                      -----------  -----------
                                                        1,124,408    1,574,940
 Less accumulated depreciation and amortization        (1,052,157)  (1,426,095)
                                                      -----------  -----------
    Net property and equipment                             72,251      148,845
                                                      -----------  -----------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE (J)       3,656,250    5,118,750

INVESTMENT IN UNCONSOLIDATED INVESTEE                   7,916,442    7,420,119
                                                      -----------  -----------

TOTAL ASSETS                                          $14,698,046  $14,035,545
                                                      ===========  ===========















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2008 and 2007

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          2008         2007
                                                      ------------ ------------
CURRENT LIABILITIES
 Accounts payable                                         333,757      239,159
 Accrued liabilities                                      184,054      141,827
 Dividends payable                                             --        5,579
                                                      -----------  -----------
   Total current liabilities                              517,811      386,565
                                                      -----------  -----------
NON-CURRENT DEFERRED TAX LIABILITY                      4,299,878    4,068,011
                                                     ------------  -----------
TOTAL LIABILITIES                                       4,817,689    4,454,576
                                                     ------------  -----------


STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
   1,000,000 shares authorized; 60,208
   and 61,988 Class A Shares issued and out-
   standing; liquidation preference of
   $316,092 as of December 31, 2008                        60,208       61,988
 Common stock - $0.01 par value;
   50,000,000 shares authorized;
   9,960,758 and 9,957,196
   shares issued and out-
   standing                                                99,607       99,571
 Additional paid-in capital                             9,181,333    9,089,234
 Accumulated earnings                                     539,209      330,176
                                                     ------------  -----------
      Total stockholders' equity                        9,880,357   9,580,969
                                                     ------------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $14,698,046  $14,035,545
                                                     ============  ===========















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2008 and 2007

                                                          2008         2007
                                                      ------------ ------------
REVENUES
 Service revenue                                      $   962,470  $ 1,522,183
                                                      -----------  -----------
                                                          962,470    1,522,183
COST OF REVENUES
 Direct servicing costs                                   309,426      441,389
                                                      -----------  -----------
                                                          309,426      441,389
                                                      -----------  -----------
GROSS PROFIT                                              653,044    1,080,794

OPERATING EXPENSES
 Selling, general and administrative                    1,539,129    1,691,942
 Depreciation and amortization of
    property and equipment                                 96,413      127,909
                                                      -----------  -----------
                                                        1,635,542    1,819,851
                                                      -----------  -----------
LOSS FROM OPERATIONS                                     (982,498)    (739,057)

OTHER INCOME (EXPENSES)
 Interest income, other                                   356,340      441,594
 Equity in earnings of investee                           616,007      870,053
 Gain (Loss) on equity transactions of
    unconsolidated investee                              (162,125)      47,291
 Loss on foreign exchange                                 (21,800)     (20,669)
 Gain on sale of assets                                   657,757           --
                                                      -----------  -----------
                                                        1,446,179    1,338,269
                                                      -----------  -----------
INCOME BEFORE PROVISON FOR
INCOME TAXES                                              463,681      599,212
                                                      -----------  -----------
PROVISION FOR INCOME TAXES                               (231,867)    (243,789)
                                                      -----------  -----------













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2008 and 2007

                                                          2008         2007
                                                      ------------ ------------

NET INCOME                                            $   231,814  $   355,423
                                                      ===========  ===========
Net income attributable to
 common stockholders                                  $   209,034  $   330,176
                                                      ===========  ===========
Net income per share
attributable to common stockholders
    Basic                                             $       .02  $      .04
                                                      ===========  ===========
    Diluted                                           $       .02  $      .03
                                                      ===========  ===========
Number of weighted average shares of
common stock outstanding
    Basic                                               9,957,605    9,457,246
                                                      ===========  ===========
    Diluted                                            10,078,021    9,617,334
                                                      ===========  ===========






























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2008 AND 2007

                 Preferred Stock     Common Stock
               ------------------ ----------------- Additional
               Number of          Number of          Paid-in    Accumulated  Total
                Shares    Amount   Shares   Amount   Capital    Earnings    (deficit)
              -------- ---------  --------- ------- ----------- ----------- ------------
Balances
at January
1,2007         86,988  $ 86,988   8,891,394 $88,914 $14,818,893 $  946,451  $15,941,246

Conversion of
preferred
stock into
common stock  (25,000)  (25,000)     50,000     500      24,500         --           --
Dividends paid
by issuance of
common stock       --        --      18,857     188      19,480    (19,668)          --
Dividends paid
on Common stock    --        --          --      --  (6,206,671)  (946,451)  (7,153,122)
Dividends paid
on Preferred
stock              --        --          --      --          --     (5,579)      (5,579)
Stock based
Compensation       --        --     351,807   3,518      62,091         --       65,609
Stock
Contribution
to UPG             --        --     645,133   6,451     370,941         --      377,392
Rounding
adjustment                                5
Net income
for 2007           --        --          --      --          --    355,423      355,423
              -------  --------   --------- ------- ----------- ----------  -----------
Balances at
December
31,2007        61,988  $ 61,988   9,957,196 $99,571 $ 9,089,234 $  330,176  $ 9,580,969

Dividends
paid on
Preferred
stock              --        --          --      --          --    (22,781)     (22,781)
Stock based
compensation       --        --          --      --      90,355         --       90,355
Conversion of
preferred to
common stock   (1,780)   (1,780)      3,560      36       1,744         --           --
Net income
for 2008           --        --          --      --          --    231,814      231,814
              -------  --------   --------- ------- ----------- ----------  -----------
Balances at
December
31, 2008       60,208  $ 60,208   9,960,756 $99,607 $ 9,181,333 $ $539,209  $ 9,880,357
              =======  ========   ========= ======= =========== ==========  ===========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2008 and 2007
                                                          2008         2007
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                            $   231,814  $   355,423
Adjustments to reconcile net income to net
 cash (used in) operating activities:
   Depreciation and amortization of property and
      equipment                                            96,413      352,836
   Write off of property and equipment                      8,910           --
   (Gain) loss on equity transactions of investee         162,125      (47,291)
   Non-cash stock-based compensation                       90,355       65,609
   Equity in earnings of investee                        (616,007)    (870,053)
   Deferred income taxes                                  231,867      243,789
   Gain on sale of intangible asset (included
         in other net)                                   (666,667)          --
   Decrease in restricted cash                            351,000           --
Change in operating assets and liabilities
      Accounts receivable - trade                           8,693       11,955
      Inventories                                          14,449       (1,453)
      Prepaid expenses and other current assets             9,391       13,573
      Accounts payable                                     94,598        1,849
      Accrued liabilities                                  42,227     (253,806)
      Due to Investee                                          --     (186,619)
      Dividend payable                                     (5,579)       5,579
                                                      -----------  -----------
Net cash provided by (used in) operating activities        53,589     (308,609)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of UPG stock                                  (42,441)          --
   Purchase of property and equipment                     (28,729)    (276,121)
   Sale of intangible asset                               666,667           --
                                                      -----------  -----------
Net cash provided by (used in) investing activities       595,497     (276,121)
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid on common stock                              --   (7,153,122)
   Principal payments on notes receivable                 731,250           --
   Dividends paid on preferred stock                      (22,781)      (5,579)
                                                      -----------  -----------











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                          2008         2007
                                                      ------------ ------------
Net cash provided by (used in) financing activities       708,469  (7,158,701)
                                                      -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,357,555   (7,743,433)

Cash and cash equivalents at beginning of year            165,276    8,259,709
                                                      -----------  -----------
Cash and cash equivalents at end of year              $ 1,522,831  $   516,276
                                                      -----------  -----------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                         $       795  $       973
Income taxes paid                                     $        --  $   230,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES


      Preferred stock dividends paid through
         issuance of common stock                     $        --  $    19,668
                                                      ===========  ===========
   Conversion of preferred stock to common stock      $     1,780  $    25,000
                                                      ===========  ===========

   Capital contribution to unconsolidated investee    $        --  $   377,392
                                                      ===========  ===========






















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Zunicom, Inc., ("Zunicom" or the "Company"), formerly Tech Electro Industries, Inc., was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), is a provider of guest communication services to the hospitality market. Zunicom holds a 40.6 percent ownership interest in Universal Power Group, Inc. ("UPG"), a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, provider of third-party logistics services, and a custom battery pack assembler.

In December 2006, the Company's previously wholly-owned subsidiary, UPG, completed an initial public offering which resulted in the Company's ownership interest in UPG being reduced from 100 percent to its present ownership interest of 40 percent. The Company consolidated UPG in its consolidated financial statements until December 20, 2006, (the "Deconsolidation Date") and currently accounts for UPG as an unconsolidated investee under the equity method of accounting. The Company has adopted the income statement gain recognition Method of accounting for issuances of a subsidiary's stock in accordance with SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock of a Subsidiary" ("SAB 51")

The accompanying audited consolidated financial statements of Zunicom, Inc. and its subsidiary, included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company's investments in non-controlled entities (investees) in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented.

Investment in Unconsolidated Investee

As of December 31, 2008, we held 2,032,320 shares of common stock representing a
40.6 percent interest in UPG. We consolidated UPG in our financial statements as a business segment until the Deconsolidation Date. We deconsolidated UPG effective December 20, 2006 and simultaneously accounted for UPG under the equity method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock". At December 31, 2008 and 2007 the carrying value of the Company's investment in UPG is reported as a long-term investment in the accompanying consolidated balance sheet. Future earnings and losses in our investment in UPG will be recorded in the statement of operations. In November and December 2008, we purchased an additional 32,320 shares of UPG common stock.

Use of Estimates

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: stock-based payments, allowance for doubtful accounts, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, are discussed in the consolidated financial statements. It is at least reasonably possible that each of the Company's estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Company's consolidated financial statements.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax and state tax examinations for years before 2005. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There are no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2008 and 2007.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value using discounted cash flows. For the years ended December 31, 2008 and 2007 there was no impairment of the value of such assets.

Revenue Recognition

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

Shipping and Handling Costs

Shipping and handling costs are charged to cost of revenues in the Accompanying consolidated statements of income.

Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during each year.

Diluted earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company's common stock equivalents include all common stock issuable upon exercise of outstanding stock options and common stock issuable upon conversion of preferred stock.

For the years ended December 31, 2008 and 2007, 425,000 stock options are not included in the diluted net income per share calculation as they are out-of-the-money, i.e. the stock price is below the exercise price. The effect of the "as if" conversion of the preferred stock into 120,416 shares of common stock has been included in the diluted net income per share computation.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company partially adopted SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. As permitted by FSP FAS 157-2, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities. The partial adoption of SFAS No. 157 did not have a material impact on the Company's results of operations, cash flows or financial position. To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

           Level 1--quoted prices (unadjusted) in active markets for identical asset or liabilities;
           Level 2--observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and Level 3--assets and liabilities whose significant value drivers are unobservable.

 Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. There were no changes in the Company's valuation techniques used to measure fair value on a recurring basis as a result of partially adopting SFAS 157.

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Stock-Based Compensation

The Company accounts for its stock based compensation in accordance with the FASB issued Statement of Financial Accounting Standards No. 123 ((revised 2004), "Share-Based Payment"(SFAS No. 123R)). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company granted 100,000 options during 2008 and 25,000 options during 2007. All options vested immediately. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2008 includes compensation expense of $38,800 for fully vested stock options granted on March 10, 2008 and $51,555 for amortization of restricted stock. The stock-based compensation for the year ended December 31, 2007 was $65,609,representing $16,975 for stock options issued and fully vested in the first quarter of 2007 and $48,634 for amortization of restricted stock.

As of December 31, 2008, $127,622 of the restricted stock grant to our chairman remains unamortized and $320,047 of the restricted stock grant to UPG employees remains unamortized. The grant date was June 25, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of ASB Statement No. 115," (SFAS 159). This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. We did not apply the fair value option to any of our outstanding financial instruments and, therefore, SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R),  Business Combinations.  SFAS 141
(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted. The Company is currently evaluating the impact that SFAS No. 141 (R) will have on its consolidated financial statements and disclosures but does not expect the adoption of this statement to have a material impact unless the Company enters into a business acquisition in the future.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated financial Statements - an amendment of ARB No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements and disclosures.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements, and the adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements and disclosures.

NOTE C - STOCK OPTIONS AND WARRANTS

Stock-based compensation expense for the years ended December 31, 2008 and 2007 was $90,355 and $65,609, respectively. The stock-based compensation expense for the year ended December 31, 2008 relates to the amortization of restricted stock issued as deferred compensation of $51,555 and $38,800 for fully vested stock options granted in March 2008. The stock-based compensation expense for the year ended December 31, 2007 relates to the vesting of restricted stock issued as deferred compensation of $26,623 and $38,986 for stock options granted in February 2007.

Valuation Assumptions

The Company granted options to purchase 100,000 shares of its common stock on March 10, 2008. These options immediately vested. The Company granted options to purchase 25,000 shares of its common stock on February 1, 2007. These options immediately vested. The fair value of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2008 and 2007:

                                          -----------------------
                                          Year Ended December 31,
                                          -----------------------

----------------------------------------- -----------------------
                                                2008         2007
-----------------------------------------   ----------   --------
Weighted average grant date fair value      $   0.39   $   1.56
----------------------------------------- -----------------------
Weighted average assumptions used:
----------------------------------------- -----------------------
Expected dividend yield                         0.00%       0.00%
----------------------------------------- -----------------------
Risk-free interest rate                         4.50%       4.60%
----------------------------------------- -----------------------
Expected volatility                            131.0%      138.0%
----------------------------------------- -----------------------
Expected life (in years)                        5           5
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


Compensatory Stock Options

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. At December 31, 2008 and 2007 there are 525,000 and 425,000 options, respectively, outstanding under the 1999 Plan. The fair value of stock options that vested in 2008 is $38,800 and in 2007 is $38,986.

On June 24, 2000, the Board of Directors approved the 2000 Incentive Stock Option Plan ("2000 Plan") under which 2,000,000 common stock options may be issued. At December 31, 2008 and 2007 there are no options outstanding under the 2000 Plan.

The Board of Directors determines for all option grants, the term of each option, the option exercise price within limits set forth under the option plans, the number of shares for which each option is granted and the rate at which each option is exercisable.

Stock Incentive Plan Summary

A summary of the Company's compensatory stock option plans as of and for the years ended December 31, 2008 and 2007 are as follows:

Stock option activity under the 1999 Stock Option Plan was as follows:

                                                Weighted Average Range of
                                      Options    Exercise Price  Exercise Prices
                                     ---------  ---------------- -------------
Outstanding at January 1, 2007       1,054,500       0.84         0.81 - 0.90

Granted                                 25,000       1.75                1.75
Exercised                                    -          -                   -
Canceled, lapsed or forfeited         (654,500)      0.81                0.81
                                     ---------
Options outstanding and exercisable
at December 31, 2007                   425,000       0.95         0.90 - 1.75

Granted                                100,000       0.45                0.45
Exercised                                    -          -                   -
                                     ---------
Options outstanding and exercisable
At December 31, 2008                   525,000       0.85         0.45 - 1.75
                                     =========

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2008 is summarized below:
                         Options Outstanding               Options Exercisable
                ----------------------------------------- ----------------------
                               Weighted        Weighted               Weighted
                               Average         Average                Average
                Outstanding    Remaining       Exercise   Exercisable Exercise
Exercise Price  At 12/31/08  Contractual Life  Price      At 12/31/08  Price
                -----------  ----------------  ---------- ----------- ---------
$0.90               400,000       1.7 Years         $0.90      400,000     $0.90

$1.75                25,000       8.1  Years        $1.75       25,000     $1.75

$0.45               100,000       4.25 Years        $0.45      100,000     $0.45
                  ---------    -------------     --------   ----------  --------
$0.45 - $1.75       525,000       2.5  Years        $0.85      525,000     $0.85

At December 31, 2008, the aggregate intrinsic value of options outstanding was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At December 31, 2008, all outstanding options were fully vested.

Restricted Stock

On June 25, 2007, the Board of Directors approved a grant of 996,940 restricted shares of Zunicom's common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of Zunicom prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell 1,000,000 shares of UPG common stock resulting in a $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vests in full on June 25, 2011, and is subject to certain restrictions and obligations up to the point of vesting. As of December 31, 2008, there was $127,622 of unrecognized compensation costs related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be realized over a period of two and a half years. The stock will not be registered and will be held in escrow for the benefit of the grantee until the vesting date. Our chairman agreed not to exercise options on 400,000 shares of Zunicom common stock, and the officers and employees of UPG held options on 653,000 shares of Zunicom common stock which lapsed after the deconsolidation of UPG. In accordance with SFAS 123R, we accounted for the grant of restricted shares to our chairman as stock based compensation. We accounted for the grant of restricted shares to UPG officers and employees as a contribution of capital in accordance with Emerging Issues Task Force ("EITF") 00-12, "Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investor." We will amortize 60% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period. The Company concluded that it is reasonable to discount the value of these restricted shares by 29.52%. Of the 29.52% discount, the Company considers the risk of forfeiture to be 10% and illiquidity to be 19.52%. The Company applied this discount to the grant date market value of a freely tradable share to arrive at the fair value of a restricted share.

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $22,781 and $25,247 for the years ended December 31, 2008 and 2007 respectively, by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

UPG was a consolidated subsidiary of the Company through December 20, 2006 and since its deconsolidation is accounted for under the equity method of accounting. After the deconsolidation, the Company owned a 40% interest in UPG. During 2008, the Company purchased an additional 32,320 shares of UPG raising its interest in UPG to 40.6% Following is a summary of financial information for UPG for the years ended December 31, 2008 and 2007:

                             ------------------------------------
                                    Year Ended December 31,
                             ------------------------------------
                                     2008                2007
                             ------------------- ----------------
Net sales                         $117,897,644      $108,517,097
Cost of sales                       99,599,576        92,541,735
                             -----------------   ---------------
Gross profit                        18,298,068        15,975,362
Operating expenses                  15,063,398        11,761,427
                              ----------------   ---------------
Operating income                     3,234,670         4,213,935
Other income (expense):
    Interest expense                (1,003,195)       (1,195,079)
    Interest income                        569           396,083
    Other, net                          45,069                --
                              ----------------   ---------------
       Total other expense             957,557          (798,996)
                              ----------------   ---------------
Income before
 provision for income taxes          2,277,113         3,414,939

Provision for income taxes          (1,050,990)       (1,190,986)
                              ----------------   ---------------
Net income                          $1,226,123        $2,223,953
                              ================   ===============

Following is a summary of the balance sheets for UPG for the years ended December 31, 2008 and 2007.

---------------------- ---------------------------- ----------------------------
                       Year ended December 31, 2008 Year ended December 31, 2007
---------------------- ---------------------------- ----------------------------
Current assets                          53,633,363                   47,643,378
---------------------- ---------------------------- ----------------------------
Noncurrent assets                        2,107,406                    1,767,174
---------------------- ---------------------------- ----------------------------
Current liabilities                     32,975,258                   26,429,934
---------------------- ---------------------------- ----------------------------
Noncurrent liabilities                   4,055,178                    5,324,981
---------------------- ---------------------------- ----------------------------
Shareholders' equity                    18,710,333                   17,655,637
---------------------- ---------------------------- ----------------------------

At December 31, 2008 the carrying value of the Company's investment in UPG was $7,916,442. The market value of the 2,032,320 shares of UPG's common stock the Company owns was approximately $5,243,000 based on the closing price per share at December 31, 2008 of $2.58. The carrying value of the Company's investment in UPG is in excess of the underlying equity in net assets by approximately $320,000 as of December 31, 2008 ($350,000 as of December 31, 2007). The Company has attributed this difference to goodwill as of December 31, 2008.

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

As of December 31, 2008, the Company has received two principal payments of $365,625 each, and $1,462,500 of the principal is classified as current, leaving $3,656,250 classified as long term.

NOTE G - SHAREHOLDERS' EQUITY

The outstanding Class A preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2008 the Company has paid all dividends which have accrued on the preferred stock, with the exception of the fourth quarter payment of $5,579 which was paid in January 2009. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. During the years ended December 31, 2008 and 2007 1,780 and 25,000, respectively, shares of outstanding preferred stock were converted into 3,560 and 50,000, respectively, shares of common stock. In addition, 0 and 18,857, respectively, shares of common stock were issued to pay dividends of 0 and $19,668, respectively, on the preferred stock during the years ended December 31, 2008 and 2007.

During 2008, the Company paid $22,781 in cash dividends on the class A Preferred Stock. During 2007, the Company paid a cash dividend of $0.80 per share, totaling $7,153,122 to shareholders of its common stock. The dividend was paid on March 23, 2007 primarily from proceeds received from the sale of 1,000,000 shares of common stock of UPG that the Company sold in UPG's IPO. During 2007, the Company paid dividends of $19,668 on the class A Preferred Stock through the issuance of 18,857 shares of the Company's common stock and a class A Preferred Stock dividend of $5,579 was paid in cash. Also in 2007, certain preferred stockholders converted 25,000 shares of the Company's preferred stock into 50,000 shares of the Company's common stock.

NOTE H - CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents with high credit quality financial institutions. As most of the Company's business is through credit cards, accounts receivable are minimal.

During the years ended December 31, 2008 and 2007, one customer accounted for 27% and 17%, respectively, of the Company's total revenues.

NOTE I - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2008 and 2007 consist of the following:

                                                       2008             2007
                                                   -----------      -----------
Current deferred tax asset                         $      --        $      --
Current deferred tax liability                            --               --
Valuation allowance                                       --               --
                                                   -----------      -----------
Net current deferred tax asset                     $      --        $      --
                                                   ===========      ===========
Non-current deferred tax asset                     $ 1,730,270      $ 1,723,455
Non-current deferred tax liability                  (6,030,147)      (5,791,464)
Valuation allowance                                       --               --
                                                   -----------      -----------
Net non-current deferred tax asset (liability)     $(4,299,877)     $(4,068,009)
                                                   ===========      ===========

Significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:
                                                       2008             2007
                                                   -----------      -----------
Net operating loss carry forwards                  $ 1,513,074      $ 1,520,437
Book/tax difference in investment in UPG            (2,202,908)      (2,048,588)
Excess loss account                                 (3,827,239)      (3,742,876)
Depreciation                                            88,629           92,318
Deferred Stock Compensation                            100,694           69,973
Accrued bonus                                            7,951           14,386
Allowance for doubtful accounts                             --            2,142
Other                                                   19,922           24,199
                                                   -----------      -----------
                                                   $(4,299,877)     $(4,068,009)

The Company's provision for income taxes for the years ended December 31, 2008 and 2007 is comprised as follows:

                                                      2008               2007
                                                   ----------         ----------
Current income tax expense                         $       --         $       --
Deferred income tax expense                           231,867            243,789
                                                   ----------         ----------
Provision for income taxes                         $  231,867        $   243,789
                                                   ==========         ==========

At December 31, 2008 Zunicom has recorded deferred tax liabilities totaling $4,299,877. These liabilities consist primarily of the book/tax differences in Zunicom's investment in UPG totaling $2,202,908 and the excess loss account totaling $3,827,239. This excess loss account is related to Zunicom's use of AlphaNet's net operating losses in excess of Zunicom's tax basis in its investment in AlphaNet. These net operating losses were used primarily in 2006 to offset Zunicom's taxable income. The liability recorded at December 31, 2008 represents Zunicom's liability to the Internal Revenue Service for the use of these net operating losses in the event that the excess loss account is triggered by a change in control of AlphaNet. Future changes in Zunicom's investment in AlphaNet may effect the balance of this excess loss account and related deferred tax liability.

During the years ended December 31, 2008 and 2007 the Company utilized approximately $22,000 and $0 of net operating loss carryforwards, respectively, to offset taxable income. The net operating loss available at December 31, 2008 totals approximately $4,450,000 and begins to expire in 2022.

The Company's income tax expense for the years ended December 31, 2008 and 2007 differed from the statutory federal rate of 34 percent as follows:

                                                        2008            2007
                                                    -----------     -----------
Statutory rate applied to income (loss)
before income taxes                                 $   146,028     $   203,732
Increase (decrease) in income taxes
resulting from:

Amounts not deductible for federal income
tax purposes                                             85,839     $   (10,534)

Change in valuation allowance                               --               --
Effect of deconsolidation of UPG                            --               --
Effect of excess loss account                               --               --
Change of prior year estimate                               --           31,793
Other                                                       --           18,798
                                                    -----------     -----------
Income tax expense                                  $   231,867     $   243,789
                                                    -----------     -----------

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. For the years ended December 31, 2008 and 2007, there were no unrecognized tax benefits and, accordingly, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

NOTE J - COMMITTMENTS

NOTE SUBORDINATION

In 2006, UPG (then a wholly owned subsidiary of the Company) obtained a $16 million line of credit from Compass Bank (guaranteed by the Company ) that was to expire on May 5, 2007, but was extended for 45 days. On July 31, 2007, the bank terminated the Company's guaranty of UPG bank indebtedness.

On July 31, 2007, (UPG now only 40% owned by the Company) a subordination agreement with the bank was signed that provides for the Company (i) to subordinate its $5,850,000 UPG notes to any Compass Bank loan and (ii) to hold in trust for the benefit of the bank the principal and interest payments received by the Company from UPG on the UPG notes payable to the Company. The Company sought rescission or modification of this subordination agreement by the bank. Until the resolution of this issue, the Company accounted for all payments by UPG on the notes as "restricted cash." On June 17, 2008, the Company, the bank, and UPG signed a "Second Amended and Restated Creditors' Subordination Agreement" under which the Company continues to subordinate its $5,850,000 in UPG notes to any Compass Bank loan but removes the provision under which the Company was to hold in trust the principal and interest payments received from UPG on the UPG notes. The Company now shall receive and may spend all regular payments on the UPG notes. Accordingly, the Company no longer classifies receipts under the UPG notes as restricted cash. UPG secured a $30 million line of credit with Compass Bank and has an outstanding loan under the line.

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

------------- --------- ---------- --------- --------- -----------
Lease            2009      2010      2011       2012      Total
------------- --------- ---------- --------- --------- -----------
Office Space   $66,729    $22,243        -         -     $88,972
------------- --------- ---------- --------- --------- -----------
Equipment      $14,751    $ 5,240    $1,504    $  376    $21,871
------------- --------- ---------- --------- --------- -----------
Total          $81,480    $27,483    $1,504    $  376   $110,843
------------- --------- ---------- --------- --------- -----------

NOTE K - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact.

NOTE L - ECONOMIC DEPENDENCE

The Company's primary source of cash is from the interest and principal payments on the UPG notes. UPG relies on one customer for a significant portion of its business, representing approximately 35% and 41% of its net revenues for the years ended December 31, 2008 and 2007, respectively. Also, the Company is subject to a subordination agreement among the Company, UPG and UPG's bank. Should UPG default on its obligations to its bank, it would be unable to continue its interest and principal payments to the Company. Any event which would cause UPG to be unable to continue its interest and principal payments would have an adverse financial impact on the Company.

NOTE K - SALE OF INTANGIBLE ASSET

Pursuant to a purchase agreement dated January 28, 2008, the Company sold to a third party two patents which it does not require to conduct its business. The Company received net proceeds of $666,667 after commissions. Those proceeds are included as Other - net in the Company's consolidated statement of operations for the year ended December 31, 2008.