Form 10-Q
period 2009-03-31
ZUNICOM INC
filed 2009-05-15
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

     As of April 30, 2009, 9,733,527 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at March 31, 2009
and Consolidated Balance Sheet at December 31, 2008. . . . . . . . . . 4

Unaudited Consolidated Statements of Operations for the
three months ended March 31, 2009 and 2008 . . . . . . . . . . . . . . 6

Unaudited Consolidated Statements of Cash Flows for the
three months ended March 31, 2009 and 2008 . . . . . . . . . . . . . . 7

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

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                March 31, 2009 December 31,2008
                                                 (unaudited)
                                                -------------- ----------------
CURRENT ASSETS
 Cash and cash equivalents                       $  1,727,085  $   1,522,831
 Accounts receivable - trade, net of
   allowance for doubtful accounts
   of $0 and $0                                         7,363          2,585
 Interest receivable from unconsolidated
   investee                                             9,256         10,578
 Note receivable from unconsolidated
   investee - Current portion                       1,462,500      1,462,500
 Inventories - finished goods                           8,393          7,146
 Prepaid expenses and other current assets             35,553         47,463
                                                 ------------  -------------
    Total current assets                            3,250,150      3,053,103

PROPERTY AND EQUIPMENT
 Business center equipment                            415,378        487,321
 Machinery and equipment                              447,506        447,506
 Computer equipment                                   147,107        147,107
 Furniture and fixtures                                30,097         30,097
 Leasehold improvements                                12,377         12,377
                                                 ------------  -------------
    Total property and equipment                    1,052,465      1,124,408

 Less accumulated depreciation and amortization    (1,002,878)    (1,052,157)
                                                 ------------  -------------
    Net property and equipment                         49,587         72,251
                                                 ------------  -------------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE       1,864,838      3,656,250

INVESTMENT IN UNCONSOLIDATED INVESTEE               2,644,416      7,916,442
                                                 ------------  -------------
TOTAL ASSETS                                     $  7,808,991  $  14,698,046
                                                 ============  =============








            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31, 2009 December 31,2008
                                                 (unaudited)
                                                -------------- ----------------
CURRENT LIABILITIES
 Accounts payable                                     356,923         333,757
 Accrued liabilities                                  102,856         184,054
                                                -------------   -------------
    Total current liabilities                         459,779         517,811
                                                -------------   -------------
NON-CURRENT DEFERRED TAX LIABILITY                  2,059,205       4,299,878
                                                -------------   -------------
TOTAL LIABILITIES                                   2,518,984      4,817,689
                                                -------------   -------------
STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value, 1,000,000
  shares authorized; 60,208 and 60,208 Class
  A Preferred Shares issued and outstanding;
  liquidation preference of $316,092 as of
  March 31, 2009                                       60,208          60,208
Common stock - $0.01 par value; 50,000,000
  shares authorized; 9,733,527 and
   9,960,756 shares issued and out-
   standing                                            97,335          99,607
Additional paid-in capital                          9,063,358       9,181,333
Retained earnings (deficit)                        (3,930,894)        539,209
                                                -------------   -------------
      Total stockholders' equity                    5,290,007       9,880,357
                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   7,808,991   $  14,698,046
                                                =============   =============
















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2009 and 2008

                                                         2009          2008
REVENUES                                           -------------- -------------
   Service revenue                                 $     161,511  $    271,919

COST OF REVENUES
   Direct servicing costs                                 26,138        82,971
                                                   -------------  ------------
GROSS PROFIT                                             135,373       188,948

OPERATING EXPENSES
   Selling, general and administrative                   302,280      442,787
   Depreciation and amortization of
     property and equipment                               16,320        27,956
                                                   -------------  ------------
     Total operating expenses                            318,600       470,743
                                                   -------------  ------------
(LOSS) FROM OPERATIONS                                  (183,227)     (281,795)

OTHER INCOME (EXPENSE)
   Interest income (expense) net, including
    $74,543 and $86,548 from related parties              75,378        90,979
   Equity (Loss) in earnings of investee                (723,504)      213,259
   Gain (Loss) on equity transactions of investee        (68,106)        9,635
   Loss on Impairment                                 (5,793,679)            -
   Gain (Loss) on sale of assets - net                    (6,345)      663,446
   Other, net                                             (5,251)       (5,640)
                                                   -------------  ------------
     Total other income (expense)                     (6,521,507)      971,679
                                                   -------------  ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES       (6,704,734)      689,884
                                                   -------------  ------------
PROVISION FOR INCOME TAXES                             2,240,673      (262,772)
                                                   -------------  ------------
NET INCOME (LOSS)                                  $  (4,464,061)  $   427,112
                                                   =============  ============
Net income (loss) attributable
    to common stockholders                         $  (4,470,105)  $   421,068
                                                   =============  ============
Net income (loss) per share attributable to
    common stockholders
   Basic                                           $      (0.46)  $       0.04
                                                   =============  ============
   Diluted                                         $      (0.46)  $       0.04
                                                   =============  ============
Number of weighted average shares of common
    stock outstanding
   Basic                                               9,733,527    9,957,196
                                                   =============  ============
   Diluted                                             9,733,527    10,081,172
                                                   =============  ============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2009 and 2008

                                                         2009          2008
                                                   -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $  (4,464,061)  $   427,112
Adjustments to reconcile net income to net
   cash used in operating activities:
 Depreciation and amortization of property
   and equipment                                          16,320        27,956
 Impairment of investment in UPG                       4,367,891             -
 Impairment in value of UPG notes                      1,425,788             -
 Write off of property and equipment                       6,345             -
 Gain on equity transactions of investee                  68,106        (9,635)
 Equity in (loss) earnings of investee                   723,504      (213,259)
 Non-cash stock-based compensation                        12,678        51,619
 Provision for income taxes                           (2,240,673)       262,772
 Sale of intangible asset                                      -      (666,667)
 Change in operating assets and liabilities:
 Accounts receivable - trade                              (4,776)       11,212
 Accounts receivable - other                               1,322             -
 Inventories                                              (1,248)        2,734
 Prepaid expenses and other current assets                11,910        23,019
 Other assets                                                  -             -
 Accounts payable                                         23,166        11,362
 Accrued liabilities                                     (81,199)      (22,372)
 Dividends payable                                             -           465
                                                    -------------  ------------
 Net cash used in operating
   activities                                           (134,927)      (93,682)
                                                   -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                            -        (5,862)
 Sale of intangible asset                                      -       666,667
 Purchase of UPG stock                                   (20,400)            -
                                                   -------------  ------------
 Net cash provided by (used in) investing
   activities                                            (20,400)      660,805

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes receivable                  365,625             -
 Dividends paid on preferred stock                        (6,044)       (6,044)
                                                   -------------  ------------
 Net cash provided by (used in) financing
   activities                                            359,581        (6,044)
                                                   -------------  ------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS               204,254       561,079
Cash and cash equivalents at beginning of period       1,522,831       516,276
                                                   -------------  ------------
Cash and cash equivalents at end of period             1,727,085     1,077,355
                                                   =============  ============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), is a provider of guest communication services to the hospitality market. Zunicom holds a 41 percent ownership interest in UPG, a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, provider of third-party logistics services and a custom battery pack assembler.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2009. The results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2008.

The accompanying unaudited consolidated financial statements have been prepared consistently with the accounting policies described in Note B to the consolidated financial statements included in our 2008 Form 10-K, which include the following: use of estimates, cash and cash equivalents, accounts receivable, inventories, property and equipment, income taxes, long-lived assets, revenue recognition, earnings per share, fair value of financial instruments, stock-based compensation and investment in unconsolidated investee.

In December 2006 the Company's previously wholly-owned subsidiary, Universal Power Group, Inc. ("UPG" or "Universal"), completed an underwritten initial public offering which resulted in the Company's ownership interest in UPG being reduced from 100 percent to its present ownership interest of 40 percent. The Company consolidated UPG in its financial statements until December 31, 2006 and currently accounts for UPG as an unconsolidated investee under the equity method of accounting. The Company has adopted the income statement gain recognition method of accounting for issuances of a subsidiary's stock in accordance with SEC Staff Accounting Bulletin No. 51. During the first quarter of 2009, the Company acquired an additional 16,550 shares of UPG bringing its interest in UPG to 41.0%.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS157-2 ("FSP FAS 157-2"), which delayed for one year the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FSP FAS 157-2 on January 1, 2009.

On January 1, 2009, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock, including evaluating the instrument's contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have any impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"), FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2"). FSP FAS 157-4 and FSP FAS 115-2 were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FSP No. 107-1/APB 28-1 Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"), to require disclosures of fair value of certain financial instruments in interim financial statements. The Company does not anticipate the adoption of these FSP's to materially impact the consolidated financial statements. FSP FAS 157-4, FSP FAS 115-2 and FSP 107-1 are effective for financial statements issued for interim and/or annual reporting periods ending after June 15, 2009.

The Company adopted SFAS 141(R), Business Combinations on January 1, 2009. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. The adoption of this standard did not have an impact on the accompanying unaudited financial statements as the Company did not enter into a business combination during the three months ended March 31, 2009.

The  Company  adopted  SFAS  160,  "Noncontrolling   Interests  in  Consolidated
Financial Statements - an amendment of ARB No.51 "on January 1, 2009. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. The adoption of this standard did not have a material impact on the Company's consolidated financial statements for the three months ending March 31, 2009.

The Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" on January 1, 2009. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of this standard did not have a material impact on the Company's financial statements or its disclosures therein for the three months ended March 31, 2009.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2009 of $12,678 represents the amortization of the restricted stock grant to our chairman in 2007. The stock-based compensation for the three months ended March 31, 2008 includes compensation expense of $38,800 for fully vested stock options granted on March 10, 2008 and amortization of the restricted stock grant to our chairman in 2007 of $12,819.

As of March 31, 2009, $114,945 of the restricted stock grant to our chairman remains unamortized and $34,418 of the restricted stock grant to UPG employees remains unamortized. On January 21, 2009, the chief executive officer of UPG resigned and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. As a result 227,229 shares of Zunicom common stock have been returned to the Company and the investment in UPG has been reduced by $132,925.

   Valuation Assumptions

The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2009 and 2008:

                                          For the Three Months   Ended March 31,
                                                 2009                 2008
                                            --------------       -------------
Weighted average grant date fair value      $        -         $      1.39
Weighted average assumptions used:
   Expected dividend yield                           -                0.00%
   Risk-free interest rate                           -                4.50%
   Expected volatility                               -                 131%
   Expected life (in years)                          -                   5

There were no option awards in the first quarter of 2009.

   Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

                                                              Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------  -----------------
Options outstanding at December 31, 2008           525,000   $           0.85

      Granted                                           --   $             --
      Exercised                                         --   $             --
      Canceled, lapsed  or forfeited                    --   $             --
                                           ---------------    ---------------
Options outstanding at March 31, 2009              525,000   $           0.85
                                           ===============    ===============

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at March 31, 2009:
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
                =========== =========== ======== =========== ========

At March 31, 2009, the aggregate intrinsic value of options outstanding was $0.0 and the aggregate intrinsic value of options exercisable was $0.0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At March 31, 2009, all outstanding options were fully vested.

RESTRICTED STOCK

On June 25, 2007, the Board of Directors of Zunicom approved a grant of 996,940 restricted shares of Zunicom's common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of Zunicom prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell $1,000,000 shares of UPG common stock resulting in an $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vests in full on June 25, 2011, and is subject to certain restrictions and obligations up to the point of vesting. The stock will not be registered and will be held in escrow for the benefit of the grantee until the vesting date. Our chairman relinquished options on 400,000 shares of Zunicom common stock. These options remain outstanding, however, should our Chairman choose to exercise these options, he will forfeit all rights to the restricted stock. The officers and employees of UPG held options on 653,000 shares of Zunicom common stock which lapsed after the deconsolidation of UPG. On January 21, 2009, the chief executive officer of UPG resigned and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. Accordingly, his shares have been returned to the Company and the investment in UPG has been reduced by $132,925.

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

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $6,044 and $6,044 for the three months ending March 31, 2009 and 2008, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 525,000 options has not been included in the computation of dilutive net income per share for the three months ended March 31, 2009 or 2008. The options are "out of the money," i.e. the market price of the stock is below the strike price of the options. The dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock has not been included in the computation of dilutive net income per share for the three months ended March 31, 2009 as the effect would be anti-dilutive.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three month period ended March 31, 2009 and 2008. Following is a summary of financial information of UPG for the three months ended March 31, 2009 and 2008:
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         ($ in thousands)
                                                        2009           2008
                                                   -------------  -------------
Net revenues                                       $     27,689   $     29,524
Cost of revenues                                         22,731         25,050
Gross profit                                              4,958          4,474
Operating expenses                                        6,164          3,300
Income (Loss) from operations                            (1,206)         1,174
Interest expense                                           (248)          (254)
Other income                                                  -              -
Income (Loss) from operations
    before income tax provision                          (1,454)           920
Income tax provision                                       (296)          (363)
                                                   ------------   ------------
Net income (Loss)                                   $    (1,750)  $        557
                                                   ============   ============

Following is a summary of the balance sheets for UPG for the three months ended March 31, 2009 and 2008.
                                               March 31, 2009  December 31, 2008
                                                       ($ in thousands)
                                               --------------  -----------------
Current assets                                        50,824             53,633
Noncurrent assets                                      2,579              2,107
Current liabilities                                   31,137             32,975
Noncurrent liabilities                                 5,336              4,055
Shareholders' equity                                  16,930            18,710

The Company evaluated its investment in UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred. The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As a result of the severe decline in the quoted market value, the Company recognized an impairment in other income (loss) of $4,367,891 to adjust the cost basis in the investment to its estimated fair value. As a result the carrying value of the Company's investment in UPG as of March 31, 2009, is $2,644,416.

Note F: Fair Value of Financial Assets and Financial Liabilities

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities ("financial instruments"). SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

o Level 1: consists of financial instruments whose value is based on quoted market prices for identical financial instruments in an active market

o Level 2: consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly; Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active,
    (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument

o Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation

The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and their classification within the fair value hierarchy. As required by SFAS No. 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy since our adoption of SFAS No. 157.

Nonrecurring Fair Value Measures

                           March 31,                                 Total
(in millions)                2009      Level 1   Level 2  Level 3    Losses
------------------------------------------------------------------------------
Assets
Equity method investments $2,644,416  $2,644,416  $  --  $  --    $(4,367,891)
------------------------------------------------------------------------------

In accordance with Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock," we recognized an other than temporary impairment to other income (expense) of $4,367,891 to adjust our cost basis in our investment in UPG of approximately $7,916,442 to its estimated fair value (see Note E ). The valuation methodology utilized the quoted market value of UPG's publicly traded shares. The Company's investment in UPG is classified as a Level 1 financial instrument in accordance SFAS No. 157 in the fair value hierarchy, as the estimated fair value of the investment is based on observable inputs. We believe the estimated fair value is consistent with the underlying principle of SFAS No. 157, which is that the estimated fair value should represent the exit price from a marketplace participant's perspective.

NOTE G - RELATED PARTY NOTES

The Company holds two unsecured promissory notes from UPG, one in the amount of $3,000,000 and a second note in the amount of $2,850,000 for a total of $5,850,000. Both notes are dated December 20, 2006 and carry the same terms.
These terms provide for quarterly interest payments at an annual interest rate of 6% and principal payments in 16 equal quarterly installments of $365,625 each beginning September 20, 2008. As of March 31, 2009, the Company has received $1,096,875 of the principal and recognized an impairment charge of $1,425,788, as discussed below, leaving a balance of $3,327,338, of which $1,462,500 is classified as current and $1,864,838 is classified as long term.

In conjunction with its evaluation of its investment in UPG described in Note E above, the Company also evaluated its two unsecured promissory notes from UPG in the amount of $4,753,125 to determine if an other than temporary decline in the fair value of the notes had occurred. The principle inputs in estimating the fair value of the UPG notes was the possible impairment of UPG's ability to service the notes in the future given the revenue decline in the first quarter of 2009, especially from its largest customer, and the profitability decline from 2007 to the first quarter of 2009. As a result, the Company recognized an impairment in other income (loss) of $1,425,788 to adjust the cost basis of the notes to their estimated fair value. As a result, the carrying value of the UPG notes as of March 31, 2009, is $3,327,338. The Company is dependent upon the interest and principal payments on the UPG notes for its cash flow (see Note K below). The Company does not believe, however, that an impairment of the value of the notes will negatively impact its ability to continue as a going concern over the next twelve months. The Company has sufficient cash on hand to meet its obligations over the next twelve months.

NOTE H - SHAREHOLDERS' EQUITY

During the three months ended March 31, 2009 and 2008, the Company paid a cash dividend of $6,044 to the holders of its class A Preferred Stock.

NOTE I - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. As of March 31, 2009, the Company is not subject to any ongoing legal proceedings.

NOTE J - COMMITTMENTS

NOTE SUBORDINATION

In 2006, UPG (then a wholly owned subsidiary of the Company) obtained a $16 million line of credit from Compass Bank (guaranteed by the Company ) that was to expire on May 5, 2007, but was extended for 45 days. On July 31, 2007, the bank terminated the Company's guaranty of UPG bank indebtedness. On July 31, 2007, (UPG then only 40% owned by the Company) a subordination agreement with the bank was signed that provides for the Company (i) to subordinate its $5,850,000 UPG notes to any Compass Bank loan and (ii) to hold in trust for the benefit of the bank the principal and interest payments received by the Company from UPG on the UPG notes payable to the Company. The Company sought rescission or modification of this subordination agreement by the bank. Until the resolution of this issue, the Company accounted for all payments by UPG on the notes as "restricted cash." On June 17, 2008, the Company, the bank, and UPG signed a "Second Amended and Restated Creditors' Subordination Agreement" under which the Company continues to subordinate its $5,850,000 in UPG notes to any

Compass Bank loan but removes the provision under which the Company was to hold in trust the principal and interest payments received from UPG on the UPG notes. The Company now shall receive and may spend all regular payments on the UPG notes. Accordingly, the Company no longer classifies receipts under the UPG notes as restricted cash. UPG secured a $30 million line of credit with Compass Bank and has an outstanding loan under the line.

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

------------- --------- ---------- --------- --------- -----------
Lease            2009      2010      2011       2012      Total
------------- --------- ---------- --------- --------- -----------
Office Space   $48,218    $22,243        -         -     $70,462
------------- --------- ---------- --------- --------- -----------
Equipment      $11,403    $ 4,048    $1,504    $  376    $17,331
------------- --------- ---------- --------- --------- -----------
Total          $59,621    $26,291    $1,504    $  376    $87,793
------------- --------- ---------- --------- --------- -----------

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

NOTE L - ECONOMIC DEPENDENCE

The Company's primary source of cash is from the interest and principal payments on the UPG notes. UPG relies on one customer for a significant portion of its business, representing approximately 45.2% and 45.6% of its net revenues for the three months ended March 31, 2009 and 2008, respectively. Also, the Company is subject to a subordination agreement among the Company, UPG and UPG's bank. Should UPG default on its obligations to its bank, it would be unable to continue its interest and principal payments to the Company. Any event which would cause UPG to be unable to continue its interest and principal payments would have an adverse financial impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Unaudited Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its wholly-owned subsidiary, AlphaNet.

REVENUES

For the three month period ended March 31, 2009, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $161,511 compared to 271,919 for the same period in 2008, a decrease of $110,408 or 40.6%. The revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product, decreased renewals, and a drop in business travel due to the economic recession.

COST OF REVENUES

For the three month period ended March 31, 2009, Zunicom's consolidated cost of revenues is $26,138 compared to $82,971 for the same period in 2008, a decrease of $56,833 or 68.5%. The decrease is due to the decline in direct servicing costs for the Office(TM) product principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in new installations.

OPERATING EXPENSES

For the three month period ended March 31, 2009, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $318,600 compared to $470,743 for the same period in 2008, a decrease of $152,143 or 32.3%. The decrease is due to a decrease in operating expenses of AlphaNet of $46,480, a decrease in Zunicom's expenses of $94,027, and a decrease in depreciation of $11,636.

AlphaNet's selling, general and administrative expenses for the three month period ending March 31, 2009 were $187,484 compared to $233,964 for the same period in 2008, a decrease of $46,480 or 19.9%. The decrease is primarily attributable to decreased compensation expense and decreased occupancy costs due

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to the relocation of the Toronto office. In February 2009, AlphaNet's Canadian employees were put on a four day week reflecting the decline in workload due to decreased business for the Office (TM) product.

Zunicom's selling, general and administrative expenses for the three month period ending March 31, 2009 were $114,796 compared to $208,823 for the same period in 2008, a decrease of $94,027 or 45.0%. The decrease is attributable to decreased accounting and legal fees which were higher in 2008 due to the issuance of restricted stock and other issues.

For the three month period ending March 31, 2009, the Company recorded $16,320 in depreciation and amortization expense compared to $27,956 in 2008. The decrease is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended March 31, 2009 was $75,378 compared to interest income of $90,979 for the same period in 2008, a decrease of $15,601, or 17.1%. The decrease is due to the decrease in interest on the UPG notes reflecting a decline in the amount of the notes due to the principal payments. Interest income consists of interest on the UPG notes plus interest on bank cash balances.

Loss in earnings of investee of $723,504 and loss on equity transactions of investee of $68,106, respectively, represent Zunicom's share of UPG's net loss for the three month period ended March 31, 2009 and changes in equity of UPG, both recorded in accordance with the equity method of accounting for an unconsolidated investee.

Loss on sale of assets for the three months ended March 31, 2009, is $6,345 compared to a gain of $663,446 for the same period in 2008. The difference is proceeds from the sale, in June 2008, of two patents no longer required by the Company offset by loss on disposal of AlphaNet equipment.

The Company evaluated its investment in UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred. The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As a result of the severe decline in the quoted market value, the Company recognized an impairment in other income (loss) of $4,367,891 to adjust the costs basis in the investment to its estimated fair value.

In conjunction with its evaluation of its investment in UPG described above, the Company also evaluated its two unsecured promissory notes from UPG in the amount of $4,753,125 to determine if an other than temporary decline in the fair value of the notes had occurred. The principle inputs in estimating the fair value of the UPG notes was the possible impairment of UPG's ability to service the notes in the future given the revenue decline in the first quarter of 2009, especially from its largest customer, and the profitability decline from 2007 to the first quarter of 2009. As a result, the Company recognized an impairment in other

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

income (loss) of $1,425,788 to adjust the cost basis of the notes to their estimated fair value. As a result, the carrying value of the UPG notes as of March 31, 2009, is $3,327,338. The Company is dependent upon the interest and principal payments on the UPG notes for its cash flow (see Note K below). The Company does not believe, however, that an impairment of the value of the notes will negatively impact its ability to continue as a going concern over the next twelve months. The Company has sufficient cash on hand to meet its obligations over the next twelve months and the Company believes that any negative impact from an impairment in the value of the notes would occur toward the end of the term of the notes.

The Company recognized the other than temporary decline in the value of its investment in UPG and the impairment in the long term note receivable totaling $5,793,679 in other income (expense) in its statement of operations.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $1,727,085 at March 31, 2009.

Net cash used in operating activities was $134,927 for the three month period ended March 31, 2009 as compared to $93,682 for the same period in 2008. The cash used in operating activities is primarily attributable to decreases in prepaid expenses and other current assets of $11,910, and accounts receivable - other of $1,322, and an increase in accounts payable of $23,166, offset by an increase in accounts receivable - trade of $4,777, an increase in inventory of $1,248 and a decrease in accrued liabilities of $81,199.

Net cash used in investing activities for the three-month period ended March 31, 2009, was $20,400 as compared to net cash provided of $660,805 for the same period in 2008. The net cash used in investing activities consisted of purchases of UPG stock of $20,400.

Net cash provided by financing activities for the three-month period ended March 31, 2009 was $359,581 representing a principal payment received from UPG of $365,625 offset by $6,044 representing payment of a cash dividend on the Company's preferred stock.

In 2006, UPG (then a wholly owned subsidiary of the Company) obtained a $16 million line of credit from Compass Bank (guaranteed by the Company ) that was to expire on May 5, 2007, but was extended for 45 days. On July 31, 2007, the bank terminated the Company's guaranty of UPG bank indebtedness.

On July 31, 2007, (UPG then only 40% owned by the Company) a subordination agreement with the bank was signed that provides for the Company (i) to subordinate its $5,850,000 UPG notes to any Compass Bank loan and (ii) to hold in trust for the benefit of the bank the principal and interest payments received by the Company from UPG on the UPG notes payable to the Company. The Company sought rescission or modification of this subordination agreement by the bank. Until the resolution of this issue, the Company accounted for all payments by UPG on the notes as "restricted cash." On June 17, 2008, the Company, the bank, and UPG signed a "Second Amended and Restated Creditors' Subordination

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Zunicom management believes that cash on hand will be sufficient to meet its operational needs over the next year.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the three months ended March 31, 2009. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2009 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  May 14, 2009                    /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)