Form 10-Q
period 2009-06-30
ZUNICOM INC
filed 2009-08-14
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------
                         Commission file number: 0-27210


                                  Zunicom, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                TEXAS                                     75-2408297
     ------------------------------                     ----------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  4315 West Lovers Lane, Dallas, Texas                       75209
 --------------------------------------                    --------
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

     As of July 31, 2009, 9,733,527 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at June 30, 2009
and Consolidated Balance Sheet at December 31, 2008. . . . . . . . . . 4

Unaudited Consolidated Statements of Operations for the
Three and six months ended June 30, 2009 and 2008 . . . . . . . . . . .6

Unaudited Consolidated Statements of Cash Flows for the
six months ended June 30, 2009 and 2008 . . . . . . . . . . . . . . . .8

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . 9

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  26

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   26


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  26

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  27

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements
                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                 June 30, 2009  December 31,2008
                                                 (unaudited)
                                                -------------- ----------------
CURRENT ASSETS
 Cash and cash equivalents                       $  1,892,727  $   1,522,831
 Accounts receivable - trade, net of
   allowance for doubtful accounts
   of $0 and $0                                         2,323          2,585
 Interest receivable from unconsolidated
   investee                                             7,212         10,578
 Note receivable from unconsolidated
   investee - Current portion                       1,462,500      1,462,500
 Inventories - finished goods                           8,393          7,146
 Prepaid expenses and other current assets             76,289         47,463
                                                 ------------  -------------
    Total current assets                            3,449,444      3,053,103

PROPERTY AND EQUIPMENT
 Business center equipment                            402,435        487,321
 Machinery and equipment                              447,506        447,506
 Computer equipment                                   147,107        147,107
 Furniture and fixtures                                30,097         30,097
 Leasehold improvements                                12,377         12,377
                                                 ------------  -------------
    Total property and equipment                    1,039,522      1,124,408

 Less accumulated depreciation and amortization    (1,004,177)    (1,052,157)
                                                 ------------  -------------
    Net property and equipment                         35,345         72,251
                                                 ------------  -------------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE       1,499,213      3,656,250

INVESTMENT IN UNCONSOLIDATED INVESTEE               2,954,026      7,916,442
                                                 ------------  -------------
TOTAL ASSETS                                     $  7,938,028  $  14,698,046
                                                 ============  =============











            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                June 30, 2009  December 31,2008
                                                 (unaudited)
                                                -------------- ----------------
CURRENT LIABILITIES
 Accounts payable                                     329,947         333,757
 Accrued liabilities                                   85,537         184,054
 Dividends payable                                      5,419              --
                                                -------------   -------------
    Total current liabilities                         420,903         517,811
                                                -------------   -------------
NON-CURRENT DEFERRED TAX LIABILITY                  2,058,113       4,299,878
                                                -------------   -------------
TOTAL LIABILITIES                                   2,479,016       4,817,689
                                                -------------   -------------
STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value, 1,000,000
  shares authorized; 60,208 and 60,208 Class A
  Preferred Shares issued and outstanding;
  liquidation preference of $316,092 as of
  June 30, 2009                                        60,208          60,208
Common stock - $0.01 par value; 50,000,000
  shares authorized; 9,733,527 and
   9,960,756 shares issued and out- standing           97,335          99,607
Additional paid-in capital                          9,076,176       9,181,333
Retained earnings (deficit)                        (3,774,707)        539,209
                                                -------------   -------------
      Total stockholders' equity                    5,459,012       9,880,357
                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   7,938,028   $  14,698,046
                                                =============   =============
















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2009 and 2008

                           For the three months ended  For the six months ended
                           -------------------------  -------------------------
                                   June 30,                    June 30,
                                   --------                    --------
                              2009          2008          2009          2008
                              ----          ----          ----          ----
REVENUES
Service revenue          $    146,643  $    258,217 $     308,154  $    530,136
                         ------------  ------------ -------------  ------------
COST OF REVENUES
Direct servicing costs         44,106        77,954        70,244       160,925
                         ------------  ------------ -------------  ------------
GROSS PROFIT                  102,537       180,263       237,910       369,211

OPERATING EXPENSES
 Selling, general and
  administrative              304,956       391,239       607,236       834,026
Depreciation and
  amortization of property
  and equipment                11,794        25,686        28,114        53,642
                         ------------  ------------ -------------  ------------
                              316,750       416,925       635,350       887,668
                         ------------  ------------ -------------  ------------
LOSS FROM OPERATIONS         (214,213)     (236,662)     (397,440)     (518,457)

OTHER INCOME (EXPENSES)
 Interest income (expense)
  net, including $69,058,
  $87,510,$143,465, and
  $174,541 from related
  parties                      70,157        88,544      145,535        179,523
Equity (loss) in earnings
  of investee                 241,504       178,822     (482,000)       392,081
Loss on impairment                --            --    (5,793,679)            --
 Other, net                    63,065         4,078      (16,636)       671,519
                         ------------  ------------  ------------  ------------
                              374,726       271,444   (6,146,780)     1,243,123
                         ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES            160,512        34,782   (6,544,220)       724,666

PROVISION FOR INCOME TAXES      1,092       (39,125)   2,241,765       (301,897)
                         ------------  ------------  ------------  ------------
NET INCOME (LOSS)        $    161,604 $      (4,343) $(4,302,455)  $    422,769
                         ============  ============  ============  ============
Net income (loss)
attributable to common
stockholders             $    156,185 $     (9,922)  $(4,313,918)  $   411,146
                         ============  ============  ============  ============

            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three
               Months and Six Months Ended June 30, 2009 and 2008
                                   (Continued)


                           For the three months ended  For the six months ended
                           -------------------------  -------------------------
                                   June 30,                    June 30,
                                   --------                    --------
                              2009          2008          2009          2008
                              ----          ----          ----          ----
Net income (loss) per share
 attributable to common
 stockholders
    Basic                $       0.02  $   (0.0001)  $      (0.44)  $      0.04
                         ============  ============  ============  ============
    Diluted              $       0.02  $   (0.0001)  $      (0.44)  $      0.04
                         ============  ============  ============  ============

Number of weighted average
 shares of common stock
 outstanding
    Basic                   9,733,527     9,957,196     9,759,891     9,957,196
                         ============  ============  ============  ============
    Diluted                 9,853,943     9,957,196     9,759,891    10,143,260
                         ============  ============  ============  ============





























            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Six Months Ended June 30, 2009 and 2008

                                                         2009          2008
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ (4,302,455) $    422,769
Adjustments to reconcile net income to net
   cash used in operating activities:
 Depreciation and amortization of property
   and equipment                                         28,114        53,642
 Impairment of investment in UPG                      4,367,891             -
 Impairment in value of UPG notes                     1,425,788             -
 Write off of property and equipment                      8,792         4,437
 Other                                                        -       (19,270)
 Equity (loss) in earnings of investee                  482,000      (392,081)
 Non-cash stock-based compensation                       25,496        64,437
 Provision for income taxes                          (2,241,765)      301,897
 Sale of intangible asset                                     -      (666,667)
 Change in operating assets and liabilities:
 Accounts receivable - trade                                264        10,185
 Accounts receivable - other                              3,366       (86,548)
 Inventories                                             (1,247)        6,420
 Prepaid expenses and other current assets              (28,826)      (20,131)
 Accounts payable                                        (3,810)       75,818
 Accrued liabilities                                    (98,518)      (24,246)
 Dividends payable                                        5,419        (5,579)
                                                   ------------  ------------
 Net cash used in operating
   activities                                          (329,491)     (274,917)
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                           -       (20,328)
 Sale of intangible asset                                     -       666,667
 Purchase of UPG stock                                  (20,400)            -
                                                   ------------  ------------
 Net cash provided by (used in) investing
   activities                                           (20,400)      646,339

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes receivable                 731,250             -
 Dividends paid on preferred stock                      (11,463)      (11,623)
                                                   ------------  ------------
 Net cash provided by(used in)financing activities      719,787       (11,623)
                                                   ------------  ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS              369,896       359,799
Cash and cash equivalents at beginning of period      1,522,831       516,276
                                                   ------------  ------------
Cash and cash equivalents at end of period            1,892,727       876,075
                                                   ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      $          -  $        784
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six month period ended June 30, 2009. The results for the three and six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2008.

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

In December 2006 the Company's previously wholly-owned subsidiary, Universal Power Group, Inc. ("UPG"), completed an underwritten initial public offering which resulted in the Company's ownership interest in UPG being reduced from 100 percent to an ownership interest of 40 percent. The Company consolidated UPG in its financial statements until December 31, 2006 and currently accounts for UPG as an unconsolidated investee under the equity method of accounting. Prior to 2009, the Company had adopted the income statement gain recognition method of accounting for issuances of an investee's stock in accordance with SEC Staff Accounting Bulletin No. 51. In connection with the adoption of SFAS 160 in 2009, this method was changed and the Company now accounts for issuances of an investee's stock as equity transactions. During the first quarter of 2009, the Company acquired an additional 16,550 shares of UPG bringing its interest in UPG to 41.0%.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which was effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 with no impact on its financial position or results of operation. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS157-2 ("FSP FAS 157-2"), which delayed for one year the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FSP FAS 157-2 on January 1, 2009.

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

The Company adopted SFAS 141(R), Business Combinations on January 1, 2009. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. The adoption of this standard did not have an impact on the accompanying unaudited financial statements as the Company did not enter into a business combination during the six months ended June 30, 2009.

The  Company  adopted  SFAS  160,  "Noncontrolling   Interests  in  Consolidated
Financial Statements - an amendment of ARB No.51 "on January 1, 2009. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. The adoption of this standard did not have a material impact on the Company's consolidated financial statements for the six months ended June 30, 2009.

The Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" on January 1, 2009. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of this standard did not have a material impact on the Company's financial statements or its disclosures therein for the six months ended June 30, 2009.

On April 1, 2009, the Company implemented Statement of Financial Accounting Standard No.165, "Subsequent Events," ("SAS 165"). This standard establishes general standards of accounting for events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through the date these financial statements were issued. During this period the Company did not have any recognizable subsequent events.

On January 1, 2009, the Company adopted Emerging Issues Task Force (EITF) Issue No. 08-6, "Equity Method Investment Accounting Considerations " ("EITF 08-6") , which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of EITF 08-6 did not have an impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification or Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company's condensed consolidated financial statements.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statement of operations for the three and six months ended June 30, 2009 of $12,819 and $25,496, respectively, represents the amortization of the restricted stock grant to our chairman in 2007. The stock-based compensation for the three and six months ended June 30, 2008 includes compensation expense of $38,800 for fully vested stock options granted on March 10, 2008 and amortization of the restricted stock grant to our chairman in 2007 of $12,819, and $25,638, respectively.

As of June 30, 2009, $102,126 of the restricted stock grant to our chairman remains unamortized and $67,102 of the restricted stock grant to UPG employees remains unamortized. On January 21, 2009, the chief executive officer of UPG resigned and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. As a result 227,229 shares of Zunicom common stock have been returned to the Company and the investment in UPG has been reduced by $132,925.

   Valuation Assumptions

The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2009 and 2008:

                                          For the Six Months     Ended June 30,
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

There were no option awards in the first half of 2009.

   Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

                                                              Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------  -----------------
Options outstanding at December 31, 2008           525,000   $           0.85

      Granted                                           --   $             --
      Exercised                                         --   $             --
      Canceled, lapsed  or forfeited                    --   $             --
                                           ---------------   ----------------
Options outstanding at June 30, 2009               525,000   $           0.85
                                           ===============   ================

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at June 30, 2009:
                        Options Outstanding      Options Exercisable
                -------------------------------- --------------------
                             Weighted
                              Average
                             Remaining  Weighted             Weighted
                 Number of  Contractual  Average  Number of   Average
Range of          Options      Life     Exercise   Options   Exercise
Exercise Prices Outstanding (in years)   Price   Exercisable  Price
--------------- ----------- ----------- -------- ----------- --------
$ 0.90              400,000         2.2 $   0.90     400,000 $   0.90

$ 1.75               25,000         9.6 $   1.75      25,000 $   1.75

$ 0.45              100,000         4.8 $   0.45     100,000 $   0.45
                ----------- ----------- -------- ----------- --------
$ 0.45 - $ 1.75     525,000         3.1 $   0.85     425,000 $   0.85
                =========== =========== ======== =========== ========

At June 30, 2009, the aggregate intrinsic value of options outstanding was $0.0 and the aggregate intrinsic value of options exercisable was $0.0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At June 30, 2009, all outstanding options were fully vested.

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

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $5,419, $11,463, $5,579, and $11,623 for the three and six months ended June 30, 2009 and 2008, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 525,000 options has not been included in the computation of dilutive net income per share for the three and six months ended June 30, 2009 or 2008. The options are "out of the money," i.e. the market price of the stock is below the strike price of the options. The dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock has been included in the computation of dilutive net income per share for the three months ended June 30, 2009, but has not been included in the computation of dilutive net income per share for the six months ended June 30, 2009, as the effect would be anti-dilutive.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three and six month period ended June 30, 2009 and 2008. Following is a summary of financial information of UPG for the three and six months ended June 30, 2009 and 2008:

                                      Three and Six Months Ended June 30,
                              ----------- ----------- ----------- -----------
                                  2009        2008       2009         2008
                              ----------- ----------- ----------- -----------
                                              ($ in thousands)
----------------------------- ----------- ----------- ----------- -----------
Net revenues                  $   27,947  $   30,200  $   55,636  $   59,724
----------------------------- ----------  ----------  ----------  ----------
Cost of revenues                  22,993      25,685      45,724      50,735
----------------------------- ----------  ----------  ----------  ----------
Gross profit                       4,954       4,515       9,912       8,989
----------------------------- ----------  ----------  ----------  ----------
Operating expenses                 3,787       3,471       9,951       6,771
----------------------------- ----------  ----------  ----------  ----------
Income (Loss) from operations      1,168       1,044         (39)      2,218
----------------------------- ----------  ----------  ----------  ----------
Interest expense                    (233)       (247)       (481)       (502)
----------------------------- ----------  ----------  ----------  ----------
Other income                           -          .5           -          .5
----------------------------- ----------  ----------  ----------  ----------
Income (Loss) from operations
 before income tax provision         934         798        (520)      1,717
----------------------------- ----------  ----------  ----------  ----------
Income tax provision                (322)       (327)       (618)       (690)
                              ----------  ----------  ----------  ----------
Net income (Loss)             $      612  $      471  $   (1,138)      1,027
                              ==========  ==========  ==========  ==========

Following is a summary of the balance sheets for UPG for the six months ended June 30, 2009 and December 31, 2008.

                                               June 30, 2009 December 31, 2008
                                                       ($ in thousands)
                                               -------------   --------------
Current assets                                        47,150           53,633
Noncurrent assets                                      2,389            2,107
Current liabilities                                   27,177           32,975
Noncurrent liabilities                                 4,735            4,055
Shareholders' equity                                  17,627           18,710

The Company evaluated its investment in UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred. The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As a result of the severe decline in the quoted market value, the Company recognized an impairment in other income (loss) of $4,367,891 to adjust the cost basis in the investment to its estimated fair value. As a result the carrying value of the Company's investment in UPG as of June 30, 2009, is $3,023,888. The Company has determined that there are no further impairments in the three months ended June 30, 2009.

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

Nonrecurring Fair Value Measures

                           March 31,                                  Total
(in millions)                2009      Level 1   Level 2  Level 3    Losses
------------------------------------------------------------------------------
Assets
Equity method investments $2,644,416  $2,644,416  $  --  $  --    $(4,367,891)
Notes receivable          $3,327,338  $3,327,338                  $(1,425,788)
------------------------------------------------------------------------------

In accordance with Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock," we recognized as at March 31, 2009, an other than temporary impairment to other income (expense) of $4,367,891 to adjust our cost basis in our investment in UPG of approximately $7,916,442 to its estimated fair value (see Note E ). The valuation methodology utilized the quoted market value of UPG's publicly traded shares. The Company's investment in UPG is classified as a Level 1 financial instrument in accordance SFAS No. 157 in the fair value hierarchy, as the estimated fair value of the investment is based on observable inputs. We believe the estimated fair value is consistent with the underlying principle of SFAS No. 157, which is that the estimated fair value should represent the exit price from a marketplace participant's perspective. The Company has determined that there are no further impairments in the three months ended June 30, 2009.

NOTE G - RELATED PARTY NOTES

The Company holds two unsecured promissory notes from UPG, one in the amount of $3,000,000 and a second note in the amount of $2,850,000 for a total of $5,850,000. Both notes are dated December 20, 2006 and carry the same terms.
These terms provide for quarterly interest payments at an annual interest rate of 6% and principal payments in 16 equal quarterly installments of $365,625 each beginning September 20, 2008. As of June 30, 2009, the Company has received $1,462,500 of the principal and recognized an impairment charge of $1,425,788, as discussed below, leaving a balance of $2,961,713, of which $1,462,500 is classified as current and $1,499,213 is classified as long term.

In conjunction with its evaluation of its investment in UPG described in Note E above, the Company also evaluated its two unsecured promissory notes from UPG in the amount of $4,753,125 to determine if an other than temporary decline in the fair value of the notes had occurred. The principle inputs in estimating the fair value of the UPG notes was the possible impairment of UPG's ability to service the notes in the future given the revenue decline in the first quarter of 2009, especially from its largest customer, and the profitability decline from 2007 to the first quarter of 2009. As a result, the Company recognized an impairment in other income (loss) of $1,425,788 to adjust the cost basis of the notes to their estimated fair value. As a result, the carrying value of the UPG notes as of June 30, 2009, is $2,961,713. The Company has determined that there are no further impairments in the three months ended June 30, 2009. The Company is dependent upon the interest and principal payments on the UPG notes for its cash flow (see Note K below). The Company does not believe, however, that an impairment of the value of the notes will negatively impact its ability to continue as a going concern over the next twelve months. The Company has sufficient cash on hand to meet its obligations over the next twelve months.

NOTE H - SHAREHOLDERS' EQUITY

During the three and six months ended June 30, 2009 and 2008, the Company paid a cash dividend of$5,419, $11,463, $5,579, and $11,623 respectively, to the holders of its class A Preferred Stock.

NOTE I - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. As of June 30, 2009, the Company is not subject to any ongoing legal proceedings.

NOTE J - COMMITTMENTS

NOTE SUBORDINATION

In 2006, UPG (then a wholly owned subsidiary of the Company) obtained a $16 million line of credit from Compass Bank (guaranteed by the Company ) that was to expire on May 5, 2007, but was extended for 45 days. On July 31, 2007, the bank terminated the Company's guaranty of UPG bank indebtedness. On July 31, 2007, (UPG then only 40% owned by the Company) a subordination agreement withthe bank was signed that provides for the Company (i) to subordinate its $5,850,000 UPG notes to any Compass Bank loan and (ii) to hold in trust for the benefit of the bank the principal and interest payments received by the Company from UPG on the UPG notes payable to the Company. The Company sought rescission or modification of this subordination agreement by the bank. Until the resolution of this issue, the Company accounted for all payments by UPG on the notes as "restricted cash." On June 17, 2008, the Company, the bank, and UPG signed a "Second Amended and Restated Creditors' Subordination Agreement" under which the Company continues to subordinate its $5,850,000 in UPG notes to any Compass Bank loan but removes the provision under which the Company was to hold in trust the principal and interest payments received from UPG on the UPG notes. The Company now shall receive and may spend all regular payments on the UPG notes. Accordingly, the Company no longer classifies receipts under the UPG notes as restricted cash. UPG secured a $30 million line of credit with Compass Bank and has an outstanding loan under the line.

LEASES

During the second quarter of 2007, AlphaNet moved into new office space in Toronto, reducing its occupancy cost. The lease commenced on March 1, 2007 and will end on April 30, 2009. During the third quarter of 2008, the Company extended the office lease for one year to April 30, 2010 at the same rent and terms. AlphaNet leases certain equipment located at customer sites as part of its Office(TM) product. The following table presents the Company's commitmentson those leases.

------------- --------- ---------- --------- --------- -----------
Lease            2009      2010      2011       2012      Total
------------- --------- ---------- --------- --------- -----------
Office Space   $31,780    $23,911         -         -    $55,691
------------- --------- ---------- --------- --------- -----------
Equipment      $ 5,050    $ 5,240    $1,504    $  376    $12,170
------------- --------- ---------- --------- --------- -----------
Total          $36,830    $29,151    $1,504    $  376    $67,861
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

NOTE L - ECONOMIC DEPENDENCE

The Company's primary source of cash is from the interest and principal payments on the UPG notes. UPG relies on one customer for a significant portion of its business, representing approximately 37%, 36%, 36%, and 36% of its net revenues for the three and six months ended June 30, 2009 and 2008, respectively. Also, the Company is subject to a subordination agreement among the Company, UPG and UPG's bank. Should UPG default on its obligations to its bank, it would be unable to continue its interest and principal payments to the Company. Any event which would cause UPG to be unable to continue its interest and principal payments would have an adverse financial impact on the Company.

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

Three months ended June 30, 2009

REVENUES

For the three month period ended June 30, 2009, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $146,643 compared to 258,217 for the same period in 2008, a decrease of $111,574 or 43.2%. The revenue decrease is due principally to a decline in the number of installations of the Office(TM) product, decreased renewals, and a drop in business travel due to the economic recession.

COST OF REVENUES

For the three month period ended June 30, 2009, Zunicom's consolidated cost of revenues is $44,106 compared to $77,954 for the same period in 2008, a decrease of $33,848 or 43.4%. The decrease is due to the decline in direct servicing costs for the Office(TM) product principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in installations.

GROSS PROFIT

For the three month period ended June 30, 2009, Zunicom's gross profit is $102,537 compared to $180,263 for the same period in 2008, a decrease of $77,726 or 43.1%. Gross profit as a percent of revenue is 69.9% in 2009 compared to 69.8% in 2008.

OPERATING EXPENSES

For the three month period ended June 30, 2009, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $316,750

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

compared to $416,925 for the same period in 2008, a decrease of $100,175 or 24.0%. The decrease is due to a decrease in operating expenses of AlphaNet of $53,838, a decrease in Zunicom's expenses of $32,445, and a decrease in depreciation of $13,892.

AlphaNet's selling, general and administrative expenses for the three month period ended June 30, 2009 were $167,144 compared to $220,982 for the same period in 2008, a decrease of $53,838 or 24.4%. The decrease is primarily attributable to decreased compensation expense and decreased occupancy costs due to the relocation of the Toronto office. In February 2009, AlphaNet's Canadian employees were put on a four day week reflecting the decline in workload due to decreased business for the Office (TM) product.

Zunicom's selling, general and administrative expenses for the three month period ended June 30, 2009 were $137,811 compared to $170,257 for the same period in 2008, a decrease of $32,446 or 19.1%. The decrease is attributable to decreased accounting fees and travel expenses which were higher in 2008 due to additional expense related to Sarbanes Oxley compliance and other issues.

For the three month period ended June 30, 2009, the Company recorded $11,794 in depreciation and amortization expense compared to $25,686 in 2008. The decrease is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended June 30, 2009 was $70,157 compared to interest income of $88,544 for the same period in 2008, a decrease of $18,387, or 20.8%. The decrease is due to the decrease in interest on the UPG notes reflecting a decline in the amount of the notes due to the principal payments. Interest income consists of interest on the UPG notes plus interest on bank cash balances.

Equity in earnings of investee of $241,504 represent Zunicom's share of UPG's net income for the three month period ended June 30, 2009 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Other, net, represents loss on sale of assets and loss on foreign exchange for the three months ended June 30, 2009, of $5,042 compared to $5,557 for the same period in 2008, and gain on equity transactions of investee of $68,106 compared with $9,635 for the same period in 2008.

INCOME TAXES

The provision for income taxes represents changes in the Company's non-current deferred tax liability resulting from its loss from operations and the impact of book, tax differences on its excess loss account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six months ended June 30, 2009

REVENUES

For the six month period ended June 30, 2009, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $308,154 compared to 530,136 for the same period in 2008, a decrease of $221,982 or 41.9%. The revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product, decreased renewals, and a drop in business travel due to the economic recession.

COST OF REVENUES

For the six month period ended June 30, 2009, Zunicom's consolidated cost of revenues is $70,244 compared to $160,925 for the same period in 2008, a decrease of $90,681 or 56.3%. The decrease is due to the decline in direct servicing costs for the Office(TM) product principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in new installations.

GROSS PROFIT

For the six month period ended June 30, 2009, Zunicom's gross profit is $237,910 compared to $369,211 for the same period in 2008, a decrease of $131,301 or 35.6%. Gross profit as a percent of revenue is 77.2% in 2009 compared to 69.6% in 2008. Due to the continuing decline in volume, repairs and maintenance costs were significantly lower in the first quarter of 2009.

OPERATING EXPENSES

For the six month period ended June 30, 2009, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $635,350 compared to $887,668 for the same period in 2008, a decrease of $252,318 or 28.4%. The decrease is due to a decrease in operating expenses of AlphaNet of $129,487, a decrease in Zunicom's expenses of $97,303, and a decrease in depreciation of $25,528.

AlphaNet's selling, general and administrative expenses for the six month period ended June 30, 2009 were $356,433 compared to $485,920 for the same period in 2008, a decrease of $129,487 or 26.6%. The decrease is primarily attributable to decreased compensation expense and decreased occupancy costs due to the relocation of the Toronto office. Also, equipment costs and supplies expenses are lower reflecting the decrease in business activity. In February 2009, AlphaNet's Canadian employees were put on a four day week reflecting the decline in workload due to decreased business for the Office (TM) product.

Zunicom's selling, general and administrative expenses for the six month period ended June 30, 2009 were $250,803 compared to $348,106 for the same period in 2008, a decrease of $97,303 or 28.0%. The decrease is attributable to decreased accounting and legal fees which were higher in 2008 due to additional expense related to Sarbanes Oxley compliance and other issues, and lower stock compensation. There were no stock options issued in the six month period ended June 30, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six month period ended June 30, 2009, the Company recorded $28,114 in depreciation and amortization expense compared to $53,642 in 2008. The decrease is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the six month period ended June 30, 2009 was $145,535 compared to interest income of $179,523 for the same period in 2008, a decrease of $33,988, or 18.9%. The decrease is due to the decrease in interest on the UPG notes reflecting a decline in the amount of the notes due to the principal payments. Interest income consists of interest on the UPG notes plus interest on bank cash balances.

Loss in earnings of investee of $482,000 represent Zunicom's share of UPG's net loss for the six month period ended June 30, 2009 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Other, net, represents loss on sale of assets and loss on foreign exchange for the six months ended June 30, 2009, of $16,637 compared to $14,417 for the same period in 2008, and gain on equity investment of investee of $0.0 compared to $19,270 for the same period in 2008. In 2008, the loss on sale of assets and foreign exchange were offset by the proceeds of $666,667 from the sale, in June 2008, of two patents no longer required by the Company.

INCOME TAXES

The provision for income taxes represents changes in the Company's non-current deferred tax liability resulting from its loss from operations and the impact of book, tax differences on its excess loss account. The provision for income taxes for the six month period ended June 30, 2009, of $2,241,765 resulted from the change in book, tax differences from the impairment charges recognized in the first quarter of 2009.

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

estimated fair value. As a result, the carrying value of the UPG notes as of June 30, 2009, is $2,961,713. The Company is dependent upon the interest and principal payments on the UPG notes for its cash flow (see Note K below). The Company does not believe, however, that an impairment of the value of the notes will negatively impact its ability to continue as a going concern over the next twelve months. The Company has sufficient cash on hand to meet its obligations over the next twelve months and the Company believes that any negative impact from an impairment in the value of the notes would occur toward the end of the term of the notes.

The Company recognized the other than temporary decline in the value of its investment in UPG and the impairment in the long term note receivable totaling $5,793,679 in other income (expense) in its statement of operations.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $1,892,727 at June 30, 2009.

Net cash used in operating activities was $329,491 for the six month periodended June 30, 2009 as compared to $274,917 for the same period in 2008. The cash used in operating activities is primarily attributable to decreases in inventory, prepaid expenses and other current assets, accounts payable, and accrued liabilities of $132,401, offset by increases in accounts receivable and dividends payable of $9,049. Changes in non-cash charges consisted of increases in depreciation, impairment of the investment in UPG and the UPG notes, write-off of property and equipment, equity in earnings of investee, and stock-based compensation of $6,338,081, offset by decreases in loss on equity transactions of investee and provision for income taxes of $2,241,765.

Net cash used in investing activities for the six month period ended June 30, 2009, was $20,400 as compared to net cash provided of $646,339 for the same period in 2008. The net cash used in investing activities consisted of purchases of UPG stock of $20,400.

Net cash provided by financing activities for the six month period ended June 30, 2009 was $719,787 representing principal payments received from UPG of $731,250 offset by $11,463 representing payment of cash dividends on the Company's preferred stock.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the six months ended June 30, 2009. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2009 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

          10.1 Second Amended and Restated Creditors Subordination Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, Commission File No. 0-27210, filed August 14, 2008)

          14.1 Code of Ethics and Business Conduct as adopted March 30, 2004 (incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003, Commission File No. 0-27210, filed March 31, 2004)

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002* 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
-----------------
* Filed herewith.

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  August 13, 2009                    /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)