Form 10-Q
period 2009-09-30
ZUNICOM INC
filed 2009-11-16
CIK 886912

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2009

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

     As of October 31, 2009, 9,733,527 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at September 30, 2009
and Consolidated Balance Sheet at December 31, 2008. . . . . . . . .   4

Unaudited Consolidated Statements of Operations for the
Three and nine months ended September 30, 2009 and 2008 . . . . . . .  6

Unaudited Consolidated Statements of Cash Flows for the
nine months ended September 30, 2009 and 2008 . . . . . . . . . . . .  8

Notes to Unaudited Consolidated Financial Statements . . . . . . . .   9

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . . . . . . . . . .  20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  25

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .   26


PART II - Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  26

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  26

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements
                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                            September 30, 2009 December 31,2008
                                                 (unaudited)
                                                -------------- ----------------
CURRENT ASSETS
 Cash and cash equivalents                       $  2,096,159  $   1,522,831
 Accounts receivable - trade, net of
   allowance for doubtful accounts
   of $0 and $0                                         6,457          2,585
 Interest receivable from unconsolidated
   investee                                             6,611         10,578
 Note receivable from unconsolidated
   investee - current portion                       1,462,500      1,462,500
 Inventories - finished goods                           8,394          7,146
 Prepaid expenses and other current assets             61,536         47,463
                                                 ------------  -------------
    Total current assets                            3,641,657      3,053,103

PROPERTY AND EQUIPMENT
 Business center equipment                            374,723        487,321
 Machinery and equipment                              447,506        447,506
 Computer equipment                                   148,007        147,107
 Furniture and fixtures                                30,097         30,097
 Leasehold improvements                                12,377         12,377
                                                 ------------  -------------
    Total property and equipment                    1,012,710      1,124,408

 Less accumulated depreciation and amortization      (987,733)    (1,052,157)
                                                 ------------  -------------
    Net property and equipment                         24,975         72,251
                                                 ------------  -------------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE       1,133,588      3,656,250

INVESTMENT IN UNCONSOLIDATED INVESTEE               3,195,313      7,916,442
                                                 ------------  -------------
TOTAL ASSETS                                     $  7,995,533  $  14,698,046
                                                 ============  =============











            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           September 30, 2009 December 31, 2008
                                                 (unaudited)
                                                -------------- ----------------
CURRENT LIABILITIES
 Accounts payable                                     274,957         333,757
 Accrued liabilities                                   78,388         184,054
                                                 -------------   -------------
    Total current liabilities                         353,345         517,811
                                                -------------   -------------
NON-CURRENT DEFERRED TAX LIABILITY                  1,988,220       4,299,878
                                                -------------   -------------
TOTAL LIABILITIES                                   2,341,565       4,817,689
                                                -------------   -------------
STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value,  1,000,000
 shares authorized;  60,208 Class A Preferred
 Shares issued and outstanding; liquidation
 preference of $316,092 as of September 30,
 2009 and December 31, 2008                            60,208          60,208
Common stock - $0.01 par value; 50,000,000
  shares authorized; 9,733,527 and
   9,960,756 shares issued and out- standing           97,335          99,607
Additional paid-in capital                          9,089,136       9,181,333
Retained earnings (deficit)                        (3,592,711)        539,209
                                                -------------   -------------
      Total stockholders' equity                    5,653,968       9,880,357
                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   7,995,533   $  14,698,046
                                                =============   =============


















            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Nine Months Ended September 30, 2009 and 2008

                           For the three months ended  For the nine months ended
                           -------------------------  -------------------------
                                 September 30,               September 30,
                                   --------                    --------
                              2009          2008          2009          2008
                              ----          ----          ----          ----
REVENUES
Service revenue          $    120,027  $    241,211 $     428,181  $    771,347
                         ------------  ------------ -------------  ------------
COST OF REVENUES
Direct servicing costs         37,991        79,949       108,235       240,874
                         ------------  ------------ -------------  ------------
GROSS PROFIT                   82,036       161,262       319,946       530,473

OPERATING EXPENSES
 Selling, general and
  administrative              259,571       307,879       866,807     1,141,905
Depreciation and
  amortization of property
  and equipment                 8,396        23,417        36,510        77,059
                         ------------  ------------ -------------  ------------
                              267,967       331,296       903,317     1,218,964
                         ------------  ------------ -------------  ------------
LOSS FROM OPERATIONS         (185,931)     (170,034)     (583,371)     (688,491)

OTHER INCOME (EXPENSES)
 Interest income (expense)
  net, including $66,353,
  $88,470 ,$209,818, and
  $350,640 from related
  parties                      67,415        90,823       212,951       270,346
Equity (loss) in earnings
  of investee                 241,287       151,137      (240,713)      543,218
Gain on equity
  transactions of investee         --         2,102                      21,372
Loss on impairment                 --            --    (5,793,679)           --
Other, net                     (5,250)      (10,099)      (21,886)      642,150
                         ------------  ------------  ------------  ------------
                              303,452       233,963    (5,843,327)    1,477,086
                         ------------  ------------  ------------  ------------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES             117,521        63,929    (6,426,698)      788,595

PROVISION FOR INCOME TAXES     69,893        11,555     2,311,658      (290,342)
                         ------------  ------------  ------------  ------------
NET INCOME (LOSS)        $    187,414  $     75,484  $ (4,115,040) $    498,253
                         ============  ============  ============  ============



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
          UNAUDITED  CONSOLIDATED  STATEMENTS OF OPERATIONS For the Three Months
               and Nine Months Ended September 30, 2009 and 2008
                                   (Continued)


                           For the three months ended  For the nine months ended
                           -------------------------  -------------------------
                                 September 30,              September 30,
                                   --------                    --------
                              2009          2008          2009          2008
                              ----          ----          ----          ----
Net income (loss)
attributable to common
stockholders             $    181,995  $     69,905  $ (4,131,921) $    481,052
                         ============  ============  ============  ============

Net income (loss) per
 share attributable to
 common stockholders
    Basic                $       0.02  $     0.007   $      (0.42)  $      0.05
                         ============  ============  ============  ============
    Diluted              $       0.02  $     0.007   $      (0.42)  $      0.05
                         ============  ============  ============  ============

Number of weighted average
 shares of common stock
 outstanding
    Basic                   9,733,527     9,957,196     9,751,006     9,957,196
                         ============  ============  ============  ============
    Diluted                 9,853,943    10,081,172     9,751,006    10,081,172
                         ============  ============  ============  ============























            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Nine Months Ended September 30, 2009 and 2008

                                                         2009          2008
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $ (4,115,040) $    498,253
Adjustments to reconcile net income to net
   cash used in operating activities:
 Depreciation and amortization of property
   and equipment                                         36,510        77,059
 Impairment of investment in UPG                      4,367,891             -
 Impairment in value of UPG notes                     1,425,788             -
 Gain on equity transactions of investee                              (21,372)
 Write off of property and equipment                     11,666         7,511
 Share in earnings of investee                          240,713      (543,218)
 Non-cash stock-based compensation                       38,456        77,397
 Provision for income taxes                          (2,311,658)      290,342
 Sale of intangible asset                                     -      (666,667)
 Decrease in restricted cash                                          351,000
 Change in operating assets and liabilities:
 Accounts receivable - trade                             (3,871)       10,908
 Accounts receivable - other                              3,967           962
 Inventories                                             (1,247)        4,863
 Prepaid expenses and other current assets              (14,073)      (15,776)
 Accounts payable                                       (58,800)       12,218
 Accrued liabilities                                   (105,667)      (27,475)
 Dividends payable                                            -        (5,579)
                                                   ------------  ------------
 Net cash used in, provided by operating
   activities                                          (485,365)       50,426
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (900)      (23,226)
 Sale of intangible asset                                     -       666,667
 Purchase of UPG stock                                  (20,400)            -
                                                   ------------  ------------
 Net cash (used in), provided by investing
   activities                                           (21,300)      643,441

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes receivable               1,096,875       365,625
 Dividends paid on preferred stock                      (16,881)      (17,202)
                                                   ------------  ------------
 Net cash provided by financing activities            1,079,994       348,423
                                                   ------------  ------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS              573,328     1,042,290
Cash and cash equivalents at beginning of period      1,522,831       165,276
                                                   ------------  ------------
Cash and cash equivalents at end of period            2,096,159     1,207,566
                                                   ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      $          -  $        793
                                                   ============  ============
            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), is a provider of guest communication services to the hospitality market. Zunicom holds a 41 percent ownership interest in Universal Power Group, Inc. ("UPG"), a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, provider of third-party logistics services and a custom battery pack assembler.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zunicom have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2009. The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2008.

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

In December 2006 the Company's previously wholly-owned subsidiary, UPG, completed an underwritten initial public offering which resulted in the Company's ownership interest in UPG being reduced from 100 percent to an ownership interest of 40 percent. The Company consolidated UPG in its financial statements until December 31, 2006 and currently accounts for UPG as an unconsolidated investee under the equity method of accounting. Prior to 2009, the Company had adopted the income statement gain recognition method of accounting for issuances of an investee's stock in accordance with SEC Staff
Accounting  Bulletin  No. 51. In  connection  with the  adoption  of  Accounting
Standards Codification ("ASC") 810 "Consolidation" (formerly Statement of Accounting Standard No. 160 "Noncontrolling Interests in Consolidated Financial Statements")in January 2009, this method was changed and the Company now accounts for issuances of an investee's stock as equity transactions. During the first quarter of 2009, the Company acquired an additional 16,550 shares of UPG bringing its interest in UPG to 41.0%.

Recent accounting pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update ("ASU") 2009-01)
In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests
(Included in ASC 810 "Consolidation", previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51") The Company adopted SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51 "on January 1, 2009. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. The adoption of this standard did not have a material impact on the Company's consolidated financial statements for the nine months ended September 30, 2009.

Determining Whether an Instrument is Indexed to an Entity's Own Stock
(Included in ASC 815 "Derivatives and Hedging", previously EITF 07-5 "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock") On January 1, 2009, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"), which requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock, including evaluating the instrument's contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have any impact on the Company's consolidated financial statements.

Business Combinations
(Included in ASC 805 "Business Combinations", previously SFAS No. 141R "Business Combinations) The Company adopted SFAS 141(R), "Business Combinations" on January 1, 2009. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. The adoption of this standard did not have an impact on the accompanying unaudited financial statements as the Company did not enter into a business combination during the nine months ended September 30, 2009.

Disclosures about Derivative Instruments and Hedging Activity
(Included in ASC 815 "Derivative and Hedging", previously SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB statement No. 133") The Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133" on January 1, 2009. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The adoption of this standard did not have a material impact on the Company's financial statements or its disclosures therein for the nine months ended September 30, 2009.

Equity Method Instrument
(Included in ASC 323 "Instruments - Equity Method and Joint Ventures", previously EITF 08-6 "Equity Method Accounting Considerations") On January 1, 2009, the Company adopted EITF No. 08-6, "Equity Method Investment Accounting Considerations " ("EITF 08-6") , which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The adoption of EITF 08-6 did not have an impact on the Company's consolidated financial statements.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statement of operations for the three and nine months ended September 30, 2009 of $12,959 and $38,456, respectively, represents the amortization of the restricted stock grant to our chairman in 2007. The stock-based compensation for the three and nine months ended September 30, 2008 includes compensation expense of $38,800 for fully vested stock options granted on March 10, 2008 and amortization of the restricted stock grant to our chairman in 2007 of $12,959, and $38,597, respectively.

As of September 30, 2009, $89,167 of the restricted stock grant to our chairman remains unamortized and $57,441 of the restricted stock grant to UPG employees remains unamortized. On January 21, 2009, the chief executive officer of UPG resigned and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. As a result 227,229 shares of Zunicom common stock have been returned to the Company and the investment in UPG has been reduced by $132,925.

   Valuation Assumptions

The fair values of option awards were estimated at the grant date using a Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2009 and 2008:

                                         For the Nine Months Ended September 30,
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

There were no option awards in the nine months ended September 30, 2009.

   Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

                                                              Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------  -----------------
Options outstanding at December 31, 2008           525,000   $           0.85

      Granted                                           --   $             --
      Exercised                                         --   $             --
      Canceled, lapsed  or forfeited                    --   $             --
                                           ---------------   ----------------
Options outstanding at September 30, 2009          525,000   $           0.85
                                           ===============   ================


The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at September 30, 2009:

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
                =========== =========== ======== =========== ========

At September 30, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At September 30, 2009, all outstanding options were fully vested.

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

In accordance with ASC 718 "Compensation - Stock Compensation", previously SFAS 123R, we accounted for the grant of restricted shares to our chairman as stock based compensation. We accounted for the grant of restricted shares to UPG officers and employees as a contribution of capital in accordance with ASC 323 "Instruments - Equity Method and Joint Ventures", previously EITF 00-12, "Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investor." We will amortize 60% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period. The Company concluded that it is reasonable to discount the value of these restricted shares by 29.52%. Of the 29.52% discount, the Company considers the risk of forfeiture to be 10% and illiquidity to be 19.52%. The Company applied this discount to the grant date market value of a freely tradable share to arrive at the fair value of a restricted share.

NOTE D - NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income decreased by the preferred stock dividends of $5,419, $16,881, $5,579, and $17,202 for the three and nine months ended September 30, 2009 and 2008, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net (loss) income per share is computed by dividing net (loss) income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 525,000 options has not been included in the computation of dilutive net income per share for the three and nine months ended September 30, 2009 or 2008. The options are "out of the money," i.e. the market price of the stock is below the strike price of the options. The dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock has been included in the computation of dilutive net income (loss) per share for the three months ended September 30, 2009, but has not been included in the computation of dilutive net income (loss) per share for the nine months ended September 30, 2009, as the effect would be anti-dilutive.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three and nine month period ended September 30, 2009 and 2008. Following is a summary of financial information of UPG for the three and nine months ended September 30, 2009 and 2008:

                                  Three and Nine Months Ended September 30,
                              ----------- ----------- ----------- -----------
                                  2009        2008       2009         2008
                              ----------- ----------- ----------- -----------
                                              ($ in thousands)
----------------------------- ----------- ----------- ----------- -----------
Net revenues                  $   27,495  $   30,648  $   83,132  $   90,372
----------------------------- ----------  ----------  ----------  ----------
Cost of revenues                  22,958      26,052      68,682      76,787
----------------------------- ----------  ----------  ----------  ----------
Gross profit                       4,537       4,596      14,450      13,585
----------------------------- ----------  ----------  ----------  ----------
Operating expenses                 3,305       3,595      13,256      10,366
----------------------------- ----------  ----------  ----------  ----------
Income (Loss) from operations      1,232       1,001       1,194       3,219
----------------------------- ----------  ----------  ----------  ----------
Interest expense                    (239)       (236)       (719)       (737)
----------------------------- ----------  ----------  ----------  ----------
Other expense, net                    (1)          -          (1)          -
----------------------------- ----------  ----------  ----------  ----------
Interest income                        -          .5           2          .6
----------------------------- ----------  ----------  ----------  ----------
Income (Loss) from operations
 before income tax provision         992         765         476       2,482
----------------------------- ----------  ----------  ----------  ----------
Income tax provision                (380)       (363)       (998)     (1,053)
                              ----------  ----------  ----------  ----------
Net income (Loss)             $      612  $      402  $     (522)      1,429
                              ==========  ==========  ==========  ==========

Following is a summary of the balance sheets for UPG for the nine months ended September 30, 2009 and December 31, 2008.

                                            September 30, 2009 December 31, 2008
                                                       ($ in thousands)
                                               -------------   --------------
Current assets                                        44,634           53,633
Noncurrent assets                                      2,259            2,107
Current liabilities                                   24,532           32,975
Noncurrent liabilities                                 4,108            4,055
Shareholders' equity                                  18,253           18,710

The Company evaluated its investment in UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred. The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As a result of the severe decline in the quoted market value, the Company recognized an impairment in other income (loss) of $4,367,891 to adjust the cost basis in the investment to its estimated fair value. As a result the carrying value of the Company's investment in UPG as of September 30, 2009, is $3,195,313. The Company has determined that there are no further impairments in the three months ended September 30, 2009.

Note F: Fair Value of Financial Assets and Financial Liabilities

Effective January 1, 2008, the Company adopted the provisions of ASC 820 "Fair Value Measurements and Disclosures", previously SFAS No. 157 that relate to our financial assets and financial liabilities ("financial instruments"). SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

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

Nonrecurring Fair Value Measures

                           March 31,                                   Total
(in millions)                2009      Level 1   Level 2    Level 3   Losses
------------------------------------------------------------------------------
Assets
Equity method investments $2,644,416  $2,644,416 $  --      $   --  $(4,367,891)
Notes receivable          $3,327,338  $       -- $3,327,338 $   --  $(1,425,788)
------------------------------------------------------------------------------

In accordance with ASC 323 "Investments - Equity Method and Joint Ventures", previously Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock," we recognized as at March 31, 2009, an other than temporary impairment to other income (expense) of $4,367,891 to adjust our cost basis in our investment in UPG of approximately $7,916,442 to its estimated fair value (see Note E ). The valuation methodology utilized the quoted market value of UPG's publicly traded shares. The Company's investment in UPG is classified as a Level 1 financial instrument in accordance SFAS No. 157 in the fair value hierarchy, as the estimated fair value of the investment is based on observable inputs. We believe the estimated fair value is consistent with the underlying principle of SFAS No. 157, which is that the estimated fair value should represent the exit price from a marketplace participant's perspective. The Company has determined that there are no further impairments in the three months ended September 30, 2009.

NOTE G - RELATED PARTY NOTES

The Company holds two unsecured promissory notes from UPG, one in the amount of $3,000,000 and a second note in the amount of $2,850,000 for a total of $5,850,000. Both notes are dated December 20, 2006 and carry the same terms.
These terms provide for quarterly interest payments at an annual interest rate of 6% and principal payments in 16 equal quarterly installments of $365,625 each beginning September 20, 2008. As of September 30, 2009, the Company has received $1,828,125 of the principal and recognized an impairment charge of $1,425,788,as discussed below, leaving a balance of $2,596,088, of which $1,462,500 is classified as current and $1,133,588 is classified as long term.

In conjunction with its evaluation of its investment in UPG described in Note E above, the Company also evaluated its two unsecured promissory notes from UPG in the amount of $4,753,125 to determine if an other than temporary decline in the fair value of the notes had occurred. The principle inputs in estimating the fair value of the UPG notes was the possible impairment of UPG's ability to service the notes in the future given the revenue decline in the first quarter of 2009, especially from its largest customer, and the profitability decline from 2007 to the first quarter of 2009. As a result, the Company recognized an impairment in other income (loss) of $1,425,788 to adjust the cost basis of the notes to their estimated fair value. As a result, the carrying value of the UPG notes as of September 30, 2009, is $2,596,088. The Company has determined that there are no further impairments in the three months ended September 30, 2009. The Company is dependent upon the interest and principal payments on the UPG notes for its cash flow (see Note K below). The Company does not believe, however, that an impairment of the value of the notes will negatively impact its ability to continue as a going concern over the next twelve months. The Company has sufficient cash on hand to meet its obligations over the next twelve months.

NOTE H - SHAREHOLDERS' EQUITY

During the three and nine months ended September 30, 2009 and 2008, the Company paid a cash dividend of $5,419, $16,881, $5,579, and $17,202 respectively, to the holders of its class A Preferred Stock.

NOTE I - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. As of September 30, 2009, the Company is not subject to any ongoing legal proceedings.

NOTE J - COMMITTMENTS

NOTE SUBORDINATION

In 2006, UPG (then a wholly owned subsidiary of the Company) obtained a $16 million line of credit from Compass Bank (guaranteed by the Company ) that was to expire on May 5, 2007, but was extended for 45 days. On July 31, 2007, the bank terminated the Company's guaranty of UPG bank indebtedness. On July 31, 2007, (UPG then only 40% owned by the Company) a subordination agreement with the bank was signed that provided for the Company (i) to subordinate its $5,850,000 UPG notes to any Compass Bank loan and (ii) to hold in trust for the benefit of the bank the principal and interest payments received by the Company from UPG on the UPG notes payable to the Company. The Company sought rescission or modification of this subordination agreement by the bank. Until the resolution of this issue, the Company accounted for all payments by UPG on the notes as "restricted cash." On June 17, 2008, the Company, the bank, and UPG signed a "Second Amended and Restated Creditors' Subordination Agreement" under which the Company continues to subordinate its $5,850,000 in UPG notes to any Compass Bank loan but removes the provision under which the Company was to hold in trust the principal and interest payments received from UPG on the UPG notes. The Company now shall receive and may spend all regular payments on the UPG notes. Accordingly, the Company no longer classifies receipts under the UPG notes as restricted cash. UPG secured a $30 million line of credit with Compass Bank and has an outstanding loan under the line.

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

------------- --------- ---------- --------- --------- -----------
Lease            2009      2010      2011       2012      Total
------------- --------- ---------- --------- --------- -----------
Office Space   $14,975    $25,933         -         -    $40,908
------------- --------- ---------- --------- --------- -----------
Equipment      $ 1,405    $ 3,359    $1,504    $  376    $ 6,644
------------- --------- ---------- --------- --------- -----------
Total          $16,380    $29,292    $1,504    $  376    $47,552
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

NOTE L - ECONOMIC DEPENDENCE

The Company's primary source of cash is from the interest and principal payments on the UPG notes. UPG relies on one customer for a significant portion of its business, representing approximately 47%, 43%, 46%, and 45% of its net revenues for the three and nine months ended September 30, 2009 and 2008, respectively. Also, the Company is subject to a subordination agreement among the Company, UPG and UPG's bank. Should UPG default on its obligations to its bank, it would be unable to continue its interest and principal payments to the Company. Any event which would cause UPG to be unable to continue its interest and principal payments would have an adverse financial impact on the Company.

NOTE M - SUBSEQUENT EVENTS

The Company evaluated events thru November 13, 2009 for consideration as a subsequent event to be included in its September 30, 2009 financial statements, issued November 16, 2009.

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

Three months ended September 30, 2009

REVENUES

For the three month period ended September 30, 2009, Zunicom, through its wholly owned subsidiary AlphaNet, had consolidated revenues of $120,027 compared to 241,211 for the same period in 2008, a decrease of $121,184 or 50.2%. The revenue decrease is due principally to a decline in the number of installations of the Office(TM) product, a sharp decrease in renewals, and a drop in business travel due to the economic recession. Management is considering various options for AlphaNet.

COST OF REVENUES

For the three month period ended September 30, 2009, Zunicom's consolidated cost of revenues is $37,991 compared to $79,949 for the same period in 2008, a decrease of $41,958 or 52.5%. The decrease is due to the decline in direct servicing costs for the Office(TM) product principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in installations.

GROSS PROFIT

For the three month period ended September 30, 2009, Zunicom's gross profit is $82,036 compared to $161,262 for the same period in 2008, a decrease of $79,226 or 49.1%. Gross profit as a percent of revenue is 68.3% in 2009 compared to 66.8% in 2008.

OPERATING EXPENSES

For the three month period ended September 30, 2009, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$267,967 compared to $331,296 for the same period in 2008, a decrease of $63,329 or 19.1%. The decrease is due to a decrease in operating expenses of AlphaNet of $65,194, offset by an increase in Zunicom's expenses of $16,886, and a decrease in depreciation of $15,021.

AlphaNet's selling, general and administrative expenses for the three month period ended September 30, 2009 were $160,643 compared to $225,837 for the same period in 2008, a decrease of $65,194 or 28.9%. The decrease is primarily attributable to decreased compensation expense, decreased occupancy costs due to the relocation of the Toronto office, and decreased marketing costs. In February 2009, AlphaNet's Canadian employees were put on a four day week reflecting the decline in workload due to decreased business for the Office (TM) product.

Zunicom's selling, general and administrative expenses for the three month period ended September 30, 2009 were $98,928 compared to $82,042 for the same period in 2008, an increase of $16,886 or 20.6%. The increase is attributable to increases in consulting, accounting, and legal fees related to Sarbanes Oxley expense and other issues, offset by decreases in travel and other administrative expenses.

For the three month period ended September 30, 2009, the Company recorded $8,396 in depreciation and amortization expense compared to $23,417 in 2008. The decrease is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended September 30, 2009 was $67,415 compared to interest income of $90,823 for the same period in 2008, a decrease of $23,409, or 25.8%. The decrease is due to the decrease in interest on the UPG notes reflecting a decline in the amount of the notes due to the principal payments. Interest income consists of interest on the UPG notes plus interest on bank cash balances.

Equity in earnings of investee of $241,287 represent Zunicom's share of UPG's net income for the three month period ended September 30, 2009 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Other, net, represents loss on sale of assets and loss on foreign exchange for the three months ended September 30, 2009, of $5,250 compared to $10,099 for the same period in 2008.

INCOME TAXES

The provision for income taxes represents changes in the Company's non-current deferred tax liability resulting from its loss from operations and the impact of book, tax differences on its excess loss account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine months ended September 30, 2009

REVENUES

For the nine month period ended September 30, 2009, Zunicom, through its wholly owned subsidiary AlphaNet, had consolidated revenues of $428,181 compared to 771,347 for the same period in 2008, a decrease of $343,166 or 44.5%. The revenue decrease is due principally to a decline in the number of new installations of the Office(TM) product, a sharp decrease in renewals, and a drop in business travel due to the economic recession. Management is considering various options for AlphaNet.

COST OF REVENUES

For the nine month period ended September 30, 2009, Zunicom's consolidated cost of revenues is $108,235 compared to $240,874 for the same period in 2008, a decrease of $132,639 or 55.1%. The decrease is due to the decline in direct servicing costs for the Office(TM) product principally in the areas of repairs and maintenance, installation costs and licensing consistent with the decrease in new installations.

GROSS PROFIT

For the nine month period ended September 30, 2009, Zunicom's gross profit is $319,946 compared to $530,473 for the same period in 2008, a decrease of $210,527 or 39.7%. Gross profit as a percent of revenue is 74.7% in 2009 compared to 68.8% in 2008.

OPERATING EXPENSES

For the nine month period ended September 30, 2009, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $903,317 compared to $1,218,964 for the same period in 2008, a decrease of $315,647 or 25.9%. The decrease is due to a decrease in operating expenses of AlphaNet of $194,681, a decrease in Zunicom's expenses of $80,417, and a decrease in depreciation of $40,549.

AlphaNet's selling, general and administrative expenses for the nine month period ended September 30, 2009 were $517,076 compared to $711,757 for the same period in 2008, a decrease of $194,681 or 27.4%. The decrease is primarily attributable to decreased compensation expense and decreased occupancy costs due to the relocation of the Toronto office. Also, equipment costs and supplies expenses are lower reflecting the decrease in business activity. In February 2009, AlphaNet's Canadian employees were put on a four day week reflecting the decline in workload due to decreased business for the Office (TM) product.

Zunicom's selling, general and administrative expenses for the nine month period ended September 30, 2009 were $349,730 compared to $430,148 for the same period in 2008, a decrease of $80,417 or 18.7%. The decrease is attributable to decreased accounting fees which were higher in 2008 due to additional expense related to Sarbanes Oxley compliance and other issues, and lower stock compensation. There were no stock options issued in the nine month period ended September 30, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine month period ended September 30, 2009, the Company recorded $36,510 in depreciation and amortization expense compared to $77,059 in 2008. The decrease is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the nine month period ended September 30, 2009 was $212,949 compared to interest income of $270,346 for the same period in 2008, a decrease of $57,397, or 21.2%. The decrease is due to the decrease in interest on the UPG notes reflecting a decline in the amount of the notes due to the principal payments. Interest income consists of interest on the UPG notes plus interest on bank cash balances.

Loss in earnings of investee of $240,713 represent Zunicom's share of UPG's net loss for the nine month period ended September 30, 2009 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Other, net, represents loss on sale of assets and loss on foreign exchange for the nine months ended September 30, 2009, of $21,886 compared to $24,517 for the same period in 2008. In 2008, the loss on sale of assets and foreign exchange were offset by the proceeds of $666,667 from the sale, in June 2008, of two patents no longer required by the Company.

INCOME TAXES

The provision for income taxes represents changes in the Company's non-current deferred tax liability resulting from its loss from operations and the impact of book, tax differences on its excess loss account. The provision for income taxes for the nine month period ended September 30, 2009, of $2,311,658 resulted from the change in book, tax differences from the impairment charges recognized in the first quarter of 2009.

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

September 30, 2009, is $2,596,088. The Company is dependent upon the interest and principal payments on the UPG notes for its cash flow (see Note K below). The Company does not believe, however, that an impairment of the value of the notes will negatively impact its ability to continue as a going concern over the next twelve months. The Company has sufficient cash on hand to meet its obligations over the next twelve months and the Company believes that any negative impact from an impairment in the value of the notes would occur toward the end of the term of the notes.

The Company recognized the other than temporary decline in the value of its investment in UPG and the impairment in the long term note receivable totaling $5,793,679 in other income (expense) in its statement of operations.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $2,096,159 at September 30, 2009.

Net cash used in operating activities was $485,365 for the nine month period ended September 30, 2009 as compared to a provision of cash of $50,426 for the same period in 2008. The cash used in operating activities is primarily attributable to decreases in accounts receivable - trade, inventory, prepaid expenses and other current assets, accounts payable, and accrued liabilities of $183,658, offset by an increase in accounts receivable - other of $3,967. Changes in non-cash charges consisted of increases in depreciation, impairment of the investment in UPG and the UPG notes, write-off of property and equipment, equity in earnings of investee, and stock-based compensation of $6,121,024, offset by a decrease in provision for income taxes of $2,311,658.

Net cash used in investing activities for the nine month period ended September 30, 2009, was $21,300 as compared to net cash provided of $643,441 for the same period in 2008. The net cash used in investing activities consisted of purchases of UPG stock of $20,400.

Net cash provided by financing activities for the nine month period ended September 30, 2009 was $1,079,994 representing principal payments received from UPG of $1,096,875 offset by $16,881 representing payment of cash dividends on the Company's preferred stock.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the nine months ended September 30, 2009. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2009 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  November 13, 2009                    /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)