Form 10-K
period 2009-12-31
ZUNICOM INC
filed 2010-04-07
CIK 886912

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2009

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
                                                     Yes [ ]     No  [X]

     As of June 30, 2009, the aggregate market value of the registrant's common stock held by  non-affiliates  of the registrant  was  $1,995,503  (based on the closing price of $0.35 per share on that date).

     As of March 24, 2010, 9,733,527 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  ZUNICOM, INC.

                           Annual Report on Form 10-K
                                TABLE OF CONTENTS
                                                                         Page
PART I

    Item 1.    Business                                                     4
    Item 1A.   Risk Factors                                                 8
    Item 2.    Properties                                                  11
    Item 3.    Legal Proceedings                                           11
    Item 4.    Submission of Matters to a Vote of Security Holders         11

PART II

    Item 5.    Market for our Common Equity and Related
                 Stockholder Matters                                       12
    Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       14
    Item 7A.   Quantitative and Qualitative Disclosures
                 about Market Risk                                         22
    Item 8.    Financial Statements and Supplementary Data                 22
    Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                      22
    Item 9A.   Controls and Procedures                                     22
    Item 9B.   Other Information                                           23

PART III

    Item 10.   Directors, Executive Officers and Corporate
                 Governance                                                23
    Item 11.   Executive Compensation                                      25
    Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters            35
    Item 13.   Certain Relationship and Related Transactions,
                 and Director Independence                                 37
    Item 14.   Principal Accountant Fees and Services                      38

PART IV

    Item 15.   Exhibits                                                    39

Signatures                                                                 41

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

                                     Part I

ITEM 1. BUSINESS

GENERAL BUSINESS HISTORY

Zunicom,  Inc.  ("Zunicom")  currently  operates through its  wholly-owned  sub-
sidiary, AlphaNet Hospitality Systems, Inc.("AlphaNet"). As described more fully under  "Unconsolidated  Investee"  below,  on  December  27,  2006 our  formerly wholly-owned  and  consolidated  subsidiary,  UPG,  completed its initial public offering and now files stand alone reports as required by Section 13(a) or 15(d)
of the Exchange Act.

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

On October 26, 1999,  Zunicom completed the acquisition of AlphaNet  Hospitality
Systems,  Inc., to gain an entry into the information technology and hospitality related business sector.  AlphaNet is a provider of guest  communication services to the hospitality industry.

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

BUSINESS OF THE COMPANY AND ITS SUBSIDIARY

                            ZUNICOM, INC. ("Zunicom")

Zunicom,  through its wholly-owned  subsidiary,  AlphaNet,  is a provider of business communication services to the hospitality industry.

                  ALPHANET HOSPITALITY SYSTEMS, INC. ("AlphaNet")

AlphaNet is a provider of business services to the hospitality industry.
Founded in 1992,  AlphaNet  invented  and  created  the market for  in-room  fax machines through its patented  InnFaxTM  technology that allowed for sending and receiving of faxes in the guest room using temporary,  private DID numbers.  The market grew internationally through the use of high profile licensees.

Leveraging   on  its  initial   creative   success,   AlphaNet  now  provides  a
comprehensive  suite of products  that meet the  demand for 24/7 self service business  centers  through  its  offerings  of The  Office(TM),  Laptop
Connect(TM), and GuestPrint(TM).

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

Customers

AlphaNet sells or places its product line to both chain/management companies and individual  properties.  AlphaNet  provides  services  to chains such as Hilton,
Hyatt, and Westin. Individual properties of note include  Waldorf-Astoria and Westin Michigan Avenue Chicago.  However, the Company has just been informed that as of the end of March 2010, the Waldorf-Astoria will no longer require its
services.   AlphaNet has been selected as a preferred Hilton vendor.

Employees

AlphaNet's  primary  offices are in Toronto,  Canada.  As of January 2010, the
Company has vacated its office in Toronto and employees are now working from home. AlphaNet also maintains a repair  integration  and shipping  facility in
Woodbridge,  Virginia.  AlphaNet employs a total of 6 full-time employees that include engineering,  accounting, customer support, field installation and sales.

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

Competition

AlphaNet's The Office(TM) product has several established competitors.  AlphaNet competes  through  service,  pricing and  marketing.  Innovation,  such as being the first to offer  small foot print business  centers (which have now become standard),  has helped AlphaNet  in the past.

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

   -    batteries of a wide variety of chemistries, battery chargers and related accessories;

   -    portable  battery-powered  products,  such as jump  starters and 12-volt power accessories;

   -    security  system  components,  such as alarm  panels,  perimeter  access controls,  horns,  sirens,  speakers,  transformers,  cabling  and other components; and

   -    electro-magnetic  devices,  capacitors,  relays and  passive  electronic components.

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

   -    disrupting our business;
   -    incurring  additional  expense  associated  with a write-off of all or a portion  of the  related  goodwill  and other  intangible  assets due to changes in market  conditions  or the economy in the markets in which we compete or because acquisitions are not providing the benefits expected;
   -    incurring  unanticipated  costs or unknown  liabilities;
   -    managing more geographically-dispersed  operations;
   -    diverting management's resources from other  business concerns;
   -    retaining  the  employees  of  the  acquired businesses;
   -    maintaining  existing  customer  relationships  of  acquired companies;
   -    assimilating  the operations  and personnel of the acquired  businesses;
        and
   -    maintaining uniform standards, controls, procedures and policies.

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

   -    variations in our financial results;
   -    announcements  of  innovations,  new solutions,  strategic  alliances or significant agreement by us or by our competitors;
   -    recruitment or departure of key personnel;
   -    changes  in  estimates  of  our  financial  results  or  changes  in the recommendations  of any  securities  analysts  that  elect to follow our common stock;
   -    market  conditions in our industry,  the industries of our customers and the economy as a whole; and
   -    sales of substantial amounts of our common stock, or the perception that substantial  amounts of our common  stock will be sold,  by our existing stockholders in the public market.

ITEM 2.  DESCRIPTION OF PROPERTIES

Zunicom's executive office is located in Dallas,  Texas and is leased on a month to month basis.

On March 1, 2007 AlphaNet leased 2,810 square feet of new office space in
Toronto, Canada for approximately $7,000 per month. This lease  expires  April
30, 2010.

On January 31, 2010, AlphaNet vacated its leased premises and terminated the lease.  Employees now work from home and communicate and coordinate their activities through direct communication lines and over the internet. AlphaNet also has a repair and service facility in Woodbridge,  Virginia, which is leased on an annual basis with a monthly rent from July 2009 to July 2010 of
$800.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND
ISSUER  PURCHASES  OF EQUITY SECURITIES

The common stock of the Company is traded on the NASD OTC Bulletin  Board Market under the symbol ZNCM. On March 26, 2010,  the last sales price of the Company's common stock was $.475.

The  following  table sets  forth the high and low bid  prices of the  Company's common  stock on a  quarterly  basis for the  calendar  years 2008 and 2009,  as reported by the NASDAQ Trading and Market Services:

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
                         | Third Quarter     |  $0.55   |  $0.41  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $0.44   |  $0.20  |
                    -----|-------------------|----------|---------|
                    2009 | First Quarter     |  $0.35   |  $0.25  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $0.51   |  $0.18  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $0.49   |  $0.33  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $0.51   |  $0.35  |
                    -----|-------------------|----------|---------|

The above  quotations  reflect  inter-dealer  prices,  without  retail  mark-up, mark-down or commission and may not represent actual transactions.

As of December  31,  2009,  the  Company had 60,208  shares of Class A preferred stock  outstanding  and held by two  record  shareholders.  There is no  trading market for the preferred  stock.  The Class A preferred  stock carries an annual dividend  of $0.3675  per share,  payable in cash or shares of common  stock.  A share of preferred  stock is convertible  into two shares of common stock at the option of the  holder.  The Company  has paid all  dividends  due on the Class A preferred stock.

As of December 31, 2009, the Company had 9,733,527 shares of common stock issued and outstanding and held by 578 shareholders of record.

Restricted Stock

On June 25, 2007, the Board of Directors of Zunicom  approved a grant of 996,940 restricted shares of Zunicom's common stock to our chairman and certain officers and  employees of UPG.  Several of the  officers  and  employees of UPG had been officers  and  employees  of  Zunicom  prior  to the  deconsolidation  of UPG in
December  2006.  The Company  attributed  a value of $205,801 to the  restricted stock  granted to our chairman and $377,392 to the  restricted  stock granted to the officers and employees of UPG. The grant was made in recognition of past and future  performance  especially  with regard to the initial  public  offering of
UPG's common  stock in which  Zunicom was able to sell  1,000,000  shares of UPG common stock  resulting in a $0.80  dividend to  shareholders  paid in the first quarter of 2007.  The  restricted  stock vests in full on June 25, 2011,  and is subject to certain  restrictions and obligations up to the point of vesting. The stock will not be  registered  and will be held in escrow for the benefit of the grantee until the vesting date. Our chairman  agreed not to exercise  options on
400,000  shares of Zunicom  common stock,  and the officers and employees of UPG held  options on 653,000  shares of Zunicom  common stock which lapsed after the deconsolidation of UPG. We accounted for the grant of restricted shares to our chairman as stock based  compensation.  We accounted for  the  grant  of restricted  shares  to  UPG  officers  and  employees  as a contribution  of capital. On January 21,  2009,  the chief  executive  officer of UPG  resigned and according  to the  terms  of  the  restricted  stock  agreement,  forfeited his restricted  stock  grant.  Accordingly,  his shares  have been  returned  to the Company and the investment in UPG has been reduced by $132,925.

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

Equity Compensation Plan Disclosure

The following table summarizes  equity  compensation  plans approved by security holders as of December 31, 2009:

---------------------|--------------------|-----------------|------------------|
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
---------------------|--------------------|-----------------|------------------|
Total                |     525,000        |     $0.85       |    2,775,000     |
---------------------|--------------------|-----------------|------------------|

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

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008

Currently,    the   operations   of   Zunicom   are   conducted    through   its
wholly-owned  subsidiary,  AlphaNet  Hospitality Systems, Inc.  Accordingly, all
revenue and cost of revenue are generated by AlphaNet.

REVENUES

Revenue for the year ended December 31, 2009 was $527,865 compared to revenue of
$962,470 for the year ended December 31, 2008, a decrease of $434,605, or 45.2%.
The $434,605 revenue  decrease  is due to the continuing  decline in the renewal of Office(TM) product service contracts.  Revenues of the Office(TM) product line have been declining sharply in recent years due to increasing use of laptops by business travelers, increasing numbers of hotels turning their business centers into a "free to the guest" model for competitive reasons, and competition from large "full service" providers who include business centers as part of a complete package of outsourced administrative services to hotels.

Management is currently considering its options with regard to the Office(TM)
product line.   In the meantime, however, AlphaNet is acquiring a product line as a reseller of point-of-sale software to restaurants continuing its history of providing services to the hospitality industry.  (See Footnote O, Subsequent
Event, to the Consolidated Financial Statements below.)

COST OF REVENUES

For the year ended December 31, 2009, cost of revenues was $141,708 compared to
$309,426 for the year ended December 31, 2008, a decrease of $167,718 or 54.2%.
The decrease in cost of revenue is due to the continuing decline in installation and support costs for the  Office(TM)product  reflecting the decrease in installations.

OPERATING EXPENSES

Total selling,  general and administrative expenses for the year ended December
31, 2009 were $1,489,916 compared to $1,539,129 for the year ended  December 31,
2008, a decrease of $49,213, or 3.2%.

AlphaNet's  selling,  general  and  administrative  expenses  for the year ended December 31, 2009 were $681,069 compared to  $942,438  for the year ended December 31, 2008, a decrease of $261,369 or 27.7%. The decrease is primarily attributable  to a decrease in  employment  costs of  approximately
$195,000  due  to  the   reduction  of work hours to a four day week and the
elimination of  one  position  in  2009, a decrease in occupancy costs of approximately  $10,000 due to lower common area charges, a  decrease of approximately  $19,000  in State and local  taxes due to the reduced revenue,  and a decrease  of  approximately  $37,000  in  maintenance, support,  travel and other  administrative  costs due to the  reduced  volume of business.

Zunicom's  selling,  general  and  administrative  expenses  for the year  ended
December 31, 2009 were $808,847 compared to $596,691 for the year ended December
31, 2008, representing an increase of $212,156 or 35.6%. The increase is primarily attributable to the discount on the UPG notes receivable of approximately $300,000,an increase of approximately $30,000 in tax expense reflecting the difference between a refund received in 2008 and no refund or expense in 2009, and an increase in consulting fees of approximately $30,000.
The increases were offset by a decrease of approximately $78,000 in legal and accounting fees reflecting  less activity requiring professional services  in 2009 compared  to 2008, and approximately $39,000 in stock  compensation  reflecting the issuance  of stock options  in 2008.

Depreciation  expense was $42,737 for the year ended  December 31, 2009 compared to $96,413 for the year ended  December  31,  2008,  a decrease of $53,676,  or
55.7%. The decrease is due to a reduction in the amount of equipment required by
AlphaNet  due  to the  decreasing  number  of  installations  of the  Office(TM)
product.

OTHER INCOME / EXPENSE

Zunicom's  consolidated  other income  (expense)for  the year ended December 31,
2009 was ($4,224,584) compared to $1,446,180 for the year ended December 31, 2008, an  decrease of  $5,670,764  or 392.1%.  The  decrease is due to the loss on impairment of assets of $4,367,891, loss on sale of assets of $670,252 reflecting the one-time  gain on sale of patents in 2008 of $666,667, loss on equity in investee of $706,336, and lower interest income of $96,384 due to lower bank balances in 2009, offset by an increase in loss on equity transactions of $162,125, and a decrease in the loss on foreign exchange expense of $7,975.

Equity in earnings of investee of a loss of $90,329  represents  Zunicom's share of UPG's net  income  for the year  ended  December  31,  2009 recorded in accordance with the equity method of accounting for an unconsolidated investee.
For the year ended  December 31, 2008  Zunicom's  equity in the  earnings of UPG was  $616,007.

LIQUIDITY - YEAR ENDED DECEMBER 31, 2009

Zunicom had cash and cash equivalents of$5,680,943 and $1,522,831 at December 31,
2009 and 2008 respectively.

Net cash  used in  operating  activities  was a $613,457 for the year ended
December 31, 2009 compared to cash used in operating activities of  $53,588  for the year  ended December 31, 2008. Cash used in operating  activities in 2009 is net loss of $3,532,598, depreciation of $42,737, write off of property and equipment of $12,495,  equity in earnings  of investee of $90,329, stock-based compensation of $51,415, and impairment of the investment in UPG, offset by a decrease in deferred income taxes of $1,838,482 and  a decrease in working capital of $108,886.

Net cash used in investing  activities of $23,240 for the year ended December
31, 2009 consists of AlphaNet asset purchases of $2,840 and Zunicom purchases of
UPG common stock of $20,400.  Net cash provided by investing activities of
$595,497 for the year ended December 31, 2008 consists of the  proceeds  from the sale of patents in 2008 of  $666,667  offset by AlphaNet asset purchases in
2008 to support the  Office(TM)product of $28,729 and Zunicom purchases of UPG stock of $42,441.

Net cash provided by financing activities was $4,794,809 in 2009 compared to $708,469 in 2008. Cash provided by financing  activities  is the principal  payments  on the UPG notes of $4,817,109 offset  by the  payment  of cash  dividends  on the  preferred  stock in 2009 of $22,300. For the year ended December 31, 2008, cash used in financing activities is the principal payments on the UPG notes of $731,250 offset by dividends on the preferred stock of $5,579.

The net  increase in cash in 2009 was $4,158,112 compared to a net increase in cash in 2008 of  $1,357,554.

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

In December 2009, the Company reached  agreement with UPG under which UPG agreed to pay the  two  unsecured  notes in  full  less a 7.5%  discount.  The  Company received  a  cash  payment of  $3,771,141  of  principal and  accrued  interest.
Accordingly,  the  Company  recorded  $1,124,146  as a  reversal of a  valuation allowance against the impairment charge and a  recorded an expense in  operating penses of $301,641 for the discount on the notes.

Zunicom  management  believes its cash on hand will be sufficient to meet its operational needs over the next twelve months.

CAPITAL RESOURCES

At  December  31, 2009 the Company  did not have any  material  commitments  for
capital   expenditures.   The  Company  has  no  off  balance  sheet   financing
arrangements.

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
AlphaNet records the revenue upon completion of the session.

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

The  Company  files  income tax  returns in the U.S.  federal  jurisdiction  and various  state and foreign  jurisdictions.  The Company is no longer  subject to
U.S. federal tax and state tax  examinations  for years before 2006.  Management does not believe  there will be any  material  changes in our  unrecognized  tax positions over the next 12 months.

The  Company's  policy is to  recognize  interest and  penalties  accrued on any unrecognized  tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48,  there was no accrued  interest or  penalties  associated with any  unrecognized  tax benefits,  nor was any interest  expense  recognized during the year ended December 31, 2009.

Stock-Based Compensation

The Company  accounts for its stock-based  compensation  under the provisions of
FASB ASC 718 (SFAS 123R),  "Share-Based  Payment" FASB ASC 718,  which  requires the  recognition of the fair value of stock-based compensation.  Under  the fair value  recognition  provisions  for FASB ASC 718,stock-based  compensation  cost is estimated at the grant date based on the fair value of the awards  expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes  valuation model to estimate fair value of our  stock-based  awards which requires  various judgmental  assumptions including estimating stock price volatility,  forfeiture rates and expected life. Our  computation of expected  volatility is based on a combination of historical and market-based implied volatility.  In addition,  we consider many factors when  estimating  expected  forfeitures and expected life, including types of awards,  employee class and historical experience.  If any of the
assumptions  used  in  the   Black-Scholes   model  change   significantly,
stock-based  compensation  expense may differ materially in the future from that recorded in the current period.

Fair Value of Financial Instruments

Effective  January 1, 2008,  the Company  partially  adopted FASB ASC 820-10-65
(SFAS No. 157), "Fair Value Measurements".  This statement defines fair value, establishes a framework for  measuring  fair value in  generally  accepted accounting  principles,  and expands  disclosures  about fair value measurements. As  permitted  by FASB ASC 820-10-65, the Company elected to defer the adoption of the nonrecurring  fair value measurement  disclosure  of nonfinancial  assets and liabilities.  The partial adoption of SFAS No. 157 did not have a material impact on the Company's results of operations,  cash flows or financial  position.  To increase  consistency and comparability in fair value measurements,  SFAS No. 157 establishes a fair value hierarchy that prioritizes  the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB
ASC 820 (SFAS No. 157), Fair Value Measurements ("SFAS 157"), which was effective for financial statements issued for fiscal years beginning after
November 15, 2007 and for all interim  periods  within those  fiscal  years.
The Company adopted FASB ASC 820 on January 1, 2008. In February 2008,  the FASB
issued FASB Staff Position  ("FSP")FAS157-2  ("FSP FAS 157-2"),  which delayed for one year the  effective  date of SFAS 157 for  nonfinancial  assets  and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FSP FAS 157-2 on January 1, 2009.

On January 1, 2009,  the Company  adopted  FASB ASC 815 (EITF 07-5),
Determining Whether an Instrument (or an Embedded  Feature) Is Indexed to an
Entity's Own Stock ("EITF 07-5"),  which requires the  application of  a two-step  approach  in  evaluating  whether  an  equity-linked  financial instrument (or embedded feature) is indexed to an entity's own stock,  including evaluating the instrument's  contingent exercise and settlement provisions.
The adoption  of FASB ASC 815 did not have any  impact on the  Company's consolidated financial statements.

In April 2009, the FASB issued FASB ASC 820-10-65 Determining Fair Value When the
Volume  and Level of  Activity  for the  Asset or  Liability  has  Significantly
Decreased and Identifying  Transactions  That Are Not Orderly,FASB ASC 820-10-65-1
(FSP FAS 115-2 and FAS 124-2) Recognition and Presentation of
Other-Than-Temporary Impairments.  These FSPs were issued to provide  additional guidance  about (1) measuring  the fair value of financial instruments  when the markets  become inactive  and quoted  prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.
Additionally, the FASB issued FASB ASC 825-10-65-1(FSP No. 107-1/APB 28-1) Interim
Disclosures about Fair Value of Financial  Instruments ("FSP 107-1"), to require disclosures of fair value of certain financial  instruments in interim financial statements. The  Company  does not  anticipate  the  adoption of these FSP's to materially impact the consolidated financial statements.  These FSPs are effective for financial  statements  issued for interim and/or annual reporting periods ending after June 15, 2009.

The Company adopted FASB ASC 805 (SFAS 141(R)),  Business Combinations on January 1,
2009. SFAS 141(R) provides  companies with  principles and  requirements on how an acquirer recognizes  and measures in its financial  statements  the  identifiable assets acquired,  liabilities assumed, and any non-controlling  interest in the acquire as well as the recognition  and  measurement of goodwill  acquired in a business combination.  FASB ASC 805 also requires  certain  disclosures to enable users of the financial  statements  to evaluate the nature and  financial  effects of the business combination. Acquisition costs associated with the business combination will  generally be expensed as incurred.  The adoption of this standard did not have an impact on the accompanying audited financial statements as the Company did not enter into a business  combination  during the twelve months ended December 31, 2009.

The  Company  adopted FASB ASC 810 (SFAS  160),  "Non-controlling   Interests  in
Consolidated Financial  Statements  - an  amendment  of ARB No.51 "on  January 1,
2009.  This statement  clarifies  that  a  non-controlling  interest  in a subsidiary  is an ownership interest in the consolidated  entity that should be reported as equity in the consolidated  financial  statements.  This statement changes the way the consolidated  income  statement  is  presented  by  requiring net  income to be reported at amounts that include the amounts attributable to both the parent and the  non-controlling  interest and to disclose  those  amounts on the face of the income  statement.  The adoption of this standard did not have a material impact on the Company's  consolidated  financial statements for the twelve months ended December 31, 2009.

The Company adopted FASB ASC 810 (SFAS No. 161), "Disclosures about Derivative
Instruments and Hedging Activities - an amendment to FASB Statement No. 133" on
January 1, 2009. FASB ASC 815  is  intended  to  improve  financial  standards  for derivative instruments and hedging activities by requiring  enhanced  disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures  about: (a) how and why an entity uses derivative  instruments;
(b)how derivative instruments and related hedged items are accounted for under SFAS
133,  Accounting  for  Derivative  Instruments  and Hedging  Activities  and its
related  interpretations;  and (c) how derivative instruments and related hedged items affect an entity's financial  position,  financial  performance,  and cash flows.  The  adoption  of this  standard  did not have a material  impact on the
Company's  financial  statements or its disclosures therein for the twelve months ended December 31, 2009.

SFAS 166, "Accounting for Transfers of Financial Assets" (FASB Codification Topics
860-10 & 405-20) - Statement 166 is a revision to FASB Statement No. 140,
"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities," and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a
"qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January
1, 2010, for a calendar year-end entity.  Early application is not permitted.

SFAS 167, "Amendments to FASB Interpretation No. 46(R) " (FASB Codification Topics
323, 460, 810, 860, 712, 715, 954, & 958) - Statement 167 is a revision to FASB
Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest
Entities," and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights)
should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance.

Effective at the start of a reporting entity's first fiscal year beginning after
November 15, 2009, or January 1, 2010, for a calendar year-end entity.  Early application is not permitted.

Accounting Standards Update No. 2009-05, "Fair Value Measurements and Disclosures
(Topic 820) Measuring Liabilities at Fair Value" - provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1. A valuation technique that uses: The quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets.

2. Another valuation technique that is consistent with the principles of Topic 820.
Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

Accounting Standards Update No. 2009-13, "Revenue Recognition (Topic 605): Multiple-
Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force."
- the amendments:
* permit vendors to account for products and services separately rather than as a combined unit.
* result in requirements multiple-deliverable arrangements to be separated in more circumstances than under existing guidance.
* eliminate the residual method of allocation and instead requires entities to allocate the arrangement consolidation at the inception of the arrangement to all deliverables using the relative selling price method.  Vendors will be required to determine their best estimate of the selling price consistently with the method they use to determine the selling price when the good or service is sold separately.

This Update was issued on October 12, 2009 and will be effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later.  Entities that adopt the changes before then will have to apply them to their results from the beginning of their fiscal years.

Accounting Standards Update No. 2009-14, "Software (Topic 985): Certain Revenue
Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues
Task Force." - revises the scope of FASB ASC 985-605, "Software: Revenue
Recognition," to exclude all tangible products containing both software and non-
software components that operate together to deliver the product's functions.  As a result of the changes, vendors will be permitted to recognize revenue earlier than they had previously because of the changes to the accounting literature for allocation, measurement, and recognition of revenue.

This Update was issued on October 12, 2009 and will be effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010, or later.  Entities that adopt the changes before then will have to apply them to their results from the beginning of their fiscal years.

Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures
(Topic 820): Improving Disclosures about Fair Value Measurements." - This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.  The
FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification
Subtopic 820-10 to now require:

A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU
2010-06 clarifies the requirements of the following existing disclosures: For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after
December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after
December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

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

Our management evaluated,  with the participation of our Chief Executive Officer and Chief Financial  Officer,  the effectiveness or our disclosure  controls and procedures  as of the end of the period  covered by this  annual  report on Form
10K,  (December  31,  2009).  In making  this  assessment,  management  used the criteria  established  in Internal  Control-Integrated  Framework  issued by the
Committee of Sponsoring  Organizations of the Treadway Commission (COSO).  Based
on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded  that our  disclosure  controls  and  procedures  (as defined in Rules
13a-15(e) and 15d-15(e)  under the  Securities  Exchange Act of 1934, as amended
(the Exchange  Act), as of the end of such period,  are effective to ensure that information  required to be  disclosed  by us in reports  that we file or submit under the Exchange Act is recorded,  processed,  summarized and reported  within the time periods  specified in  Securities  and  Exchange  Commission  rules and forms.  Also,  based on this evaluation,  our Chief Executive  Officer and Chief
Financial  Officer  have  concluded  that our internal  control  over  financial reporting as of December 31, 2009, is effective.

This  annual  report  does not include an  attestation  report of the  Company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the Company's independent registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide only  management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ZUNICOM, INC.

The names, ages and titles of our executive officers and directors subsequent to the Deconsolidation Date are as follows:

         Name                   Age                 Positions
        -------               ------                ----------
     William Tan                66       Chairman - Board of Directors / Chief
                                         Executive Officer

     Ian Colin Edmonds          38       Director

     John Rudy                  67       Vice President, Chief Financial Officer
                                         and Director

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

IAN COLIN EDMONDS has been a director  since  January  1999,  and from July 1997 through  December  2006 served as an officer,  first as vice  president and from
April 2003 as executive vice president. He also served as a director of AlphaNet from October 1999 through  December  2006.  Mr.  Edmonds is currently  the chief executive  officer  of UPG in which  the  Company  holds a 41.0%  interest.  Mr.
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

                                Age      Position
Ian Kindred (1)                 63       COO of AlphaNet
Momcilo (Mo) Radulovic (2) 45  COO of AlphaNet

(1) Effective  May 1,  2009,  Mr.  Kindred  has retired.
(2) Mr. Radulovic became COO upon Mr. Kindred's retirement.

IAN KINDRED, former Chief Operating Officer and Vice President, joined AlphaNet in 1992 to create and manage InnFax(TM) operations,  engineering and customer service in North America, as well as to provide operations support to AlphaNet's
InnFax(TM) licensees around the world. Mr. Kindred has 19 years experience in the high-tech sector, and has held management positions at Panacom Automation,
Hewlett-Packard and Varity Corporation.

MOMCILO (Mo) RADULOVIC, Chief Operating Officer, (upon the retirement of Mr.
Kindred) joined AlphaNet in 1994 as a systems support engineer.  He became senior system engineer in 1996, engineering manager in 1999 and research and development manager in 2002.  Mr. Radulovic has 23 years experience in software development and engineering and began his career at the ULJANIK-Pula Shipyard in Croatia.

Code of Ethics

We have  adopted  a Code of  Ethics  that  applies  to our  principal  executive officer,  principal  financial  officer  and other  persons  performing  similar functions,  as well as all of our other  employees and  directors.  This Code of
Ethics is posted on our website at www.zunicom.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the Forms 3, 4 and 5 submitted  during and with  respect to the year ended  December 31, 2009,  there have been no untimely  filings of such required forms.

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

Offer competitive benefits package to all full-time employees.

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

The base  salaries paid to our named  executive  officers are set forth below in the Summary  Compensation  Table - See "Summary of Compensation." For the fiscal year ended December 31, 2009, cash compensation to our named executive  officers was $115,532,  with our chief executive  officer receiving $0 of that. We believe that the base salary paid to our  executive  officers  during 2009 achieves our executive compensation  objectives,  compares favorably to similar companies and is within our objective of providing a base salary at market levels.

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

Overview of 2009 Compensation

We believe that the total  compensation paid to our named executive officers for the fiscal year ended  December 31, 2009 achieves the overall  objectives of our executive  compensation  program.  In  accordance  with our overall  objectives, executive  compensation for 2009 was competitive with comparable companies.  See
"Summary of Compensation."

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

Summary of Compensation

The following table sets forth certain  information with respect to compensation for the years  ended  December  31, 2009 and 2008 earned by or paid to our chief executive  officer,  chief financial  officer and our only two other most highly compensated  executive  officers  that  qualify as, and are  referred to as, the named executive officers.

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
                                                  Equity     Value
                                                 Incentive  and Non-
                                                   Plan     Qualified    All
 Name &                     Cash   Stock   Option Compen-   Deferred    Other
 Principal           Salary Bonus  Awards  Awards sation  Compensation  Compensa-
 Position     Year   ($)    ($)    ($)      ($)    ($)    Earnings ($)  tion ($)  Total ($)
-------------------------------------------------------------------------------------------

William Tan - 2009        -      -       -       -    -             -      -            -
 Chairman of  2008        -      -           9,700    -             -      -            -
 the Board of
 Directors
 and CEO

John Rudy -   2009  115,532      -       -       -    -             -        -     115,532
VP/CFO and    2008   77,250      -           9,700    -             -        -      86,950
Director

Ian Edmonds - 2009    7,500      -      -        -    -             -       -        7,500
 Director     2008    7,500      -      -    9,700    -             -       -       17,200

Grants of Plan Based Awards

---------------------------------------------------------------------------------------------------------------
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
                         Grant ------------------------ -----------------------  Number    Number of    or Base
                         Date                                                   of shares  Securities   Price of
Name &                   Fair  Thres-                    Thres-                  or stock   Underlying   Option
Principal    Grant      Value  hold    Target Maximum    hold  Target Maximum     Units      Options     Awards
Position     Date       ($)    ($)      ($)      ($)      (#)   (#)    (#)        (#)        (#)       ($/share)
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
----------------------------------------------------------------------------------------------------------------

    (1) There were no option grants in 2009.  All Option Awards were fully vested as of December 31, 2009.

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

Employment Agreements and Arrangements

In February 2007, Zunicom entered into a one year employment agreement with John
Rudy, our Vice President and Chief Financial  Officer and a director.  Under the agreement,  Mr. Rudy receives $5,000 per month for defined services as our Chief
Financial  Officer and to oversee the  operations  of our  subsidiary,  AlphaNet
Hospitality  Systems,  Inc.  Services  outside  of the scope as  defined  in the agreement will be paid at an hourly rate of $150. In addition, Mr. Rudy received options to purchase  25,000  shares of our common stock at an exercise  price of
$1.75.  The  agreement  stipulates  that Mr.  Rudy has other  interests  and his services  to Zunicom  are not on a full-time  basis.  At our Board of  Directors meeting on March 10, 2008,  Mr.  Rudy's  agreement was renewed on the same terms and he was granted  options to purchase 25,000 shares of our common stock at the closing  price on March 10, 2008. For the year ended  December 31, 2008,  Mr.
Rudy was paid $77,250 for his services as our chief Financial Officer.  At our
Board of Directors meeting on April 27, 2009, Mr. Rudy's agreement was renewed with the change that Mr. Rudy will no longer receive stock options and his monthly fee for defined services was increased to $5,500. As an executive of the  Company,  Mr. Rudy no longer  receives  compensation  for his services as a director.

Option Re-Pricing

There has been no re-pricing or other material  modification  of any features or characteristics  of any of our  outstanding  stock options during the year ended
December 31, 2009.

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

Equity Incentive Compensation Plan

On August 13, 1999,  the Board of Directors  approved the 1999  Incentive  Stock
Option Plan ("1999 Plan") which  provided for 1,300,000  common stock options to be issued.  At  December  31,  2009 and 2008,  there are  525,000  and  525,000, options, respectively, outstanding under the 1999 Plan.

Material Terms of Plan-Based Awards

The 1999  Incentive  Stock Option Plan,  approved on August 13, 1999  originally provided for options that expired in November, 2005. In November, 2005 the Board of Directors  granted new options  pursuant to the 1999 Plan expiring August 10,
2009.

Outstanding Equity Awards

         Summary

At December 31, 2009 there are 525,000  compensatory  stock options  outstanding with a  weighted-average  exercise price of $0.85 and all of these  compensatory stock options are exercisable.  The weighted-average  remaining contractual life of the compensatory  options outstanding and exercisable  approximated 1.5 years at December 31, 2009.

The following table sets forth certain  information  with respect to outstanding equity awards at December 31, 2009 with respect to the named executive officers.

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
-----------------------------------------------------------------------------------------------------------------------

   (1)  Options are fully vested at December 31, 2009.

Option Exercises

The following  table sets forth certain  information  with respect to option and stock  exercises  during the fiscal year ended December 31, 2009 with respect to the named executive officers.

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

Post-Employment and Change in Control Provisions

Provisions and Triggers

Compensation of Directors

Our newly elected  directors  received an initial fee of $7,500 to serve 1 year, plus  reimbursement  for actual  out-of-pocket  expenses in connection with each board meeting  attended.  Directors who are also employees of the Company do not receive additional remuneration for serving as a director.  Following is a table summarizing compensation to members of our board of director for 2009.

                           Director Compensation Table

Change in
                                                          Pension
               Fees                         Non-Equity    Value &
              Earned                        Incentive   Non-qualified
                or                             Plan       Deferred      All Other
              Paid in    Stock    Option   Compensation Compensation  Compensation
Name          Cash(1)  Awards    Awards        (2)      Earnings (3)                Tota1
------------ --------- --------- --------- ------------ ------------- ------------ ---------
William Tan        --        --  $      --          --           --        --      $      --
Ian Edmonds  $  7,500        --  $      --          --           --        --      $   7,500
John Rudy          --        --  $      --          --           --        --      $      --

   (1) Messrs.  Tan  and  Rudy,  as  officers  of  the  Company,  receive no additional remuneration for serving as a director.
   (2) Zunicom does not currently have a Non-Equity Incentive Compensation Plan.
   (3) Zunicom does not currently have a Pension or Deferred Compensation Plan.

The following  summarizes the grant date fair value of each award granted during
2009,  computed in accordance  with SFAS No. 123(R) for recognition in financial statement reporting and grant date fair value for the individual directors:

There were no option grants in 2009.

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

                           William Tan, Chairman

                           Ian Edmonds

                           John Rudy

ITEM 12. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth information  concerning the beneficial  ownership of the  Company's  Common Stock and  Preferred  Stock as of March 31, 2010 by(i)
each person who is known by the Company to own beneficially  more than 5% of the
Common Stock,  (ii) each director of Zunicom,  Inc., (iii) each of the executive officers of Zunicom, and (iv) all directors and executive officers of Zunicom as a group.

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
William Tan            2,860,273 (3) 29.38%    0                   0
President and CEO      Direct and
1720 Hayden Drive      Indirect
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------
Kim Yeow Tan           991,818 (4)    10.19%    0                   0
11 Jalan Medang        Indirect
Bukit Bandaraya
59100 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------

All Directors          2,860,273     29.38%    0                   0
and Executive
Officers as a Group
(1 person)
---------------------  ------------  --------  ----------------    ------
(1) Except as otherwise  indicated and subject to applicable  community property and similar laws, the Company assumes that each named person has the sole voting and  investment  power with  respect  to his or her  shares,  other than  shares subject to options.

(2)  Percent  of Class for the  Common  Stock is based on the  9,733,527  shares outstanding  as of March 24,  2010.  Percent of Class for the Series A Preferred
Stock is based on 60,208 shares  outstanding  as of March 24, 2010. In addition, shares  which a person had the right to acquire  within 60 days are also  deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding  as to any other  person.  Does not include  shares  assumable  upon exercise of any warrants,  options or other  convertible  rights,  which are not exercisable within 60 days from March 31, 2010.

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

Equity Compensation Plan Disclosure

We reserved  1,300,000  shares of our common  stock to be issued  under our 1999
Incentive Stock Option Plan and granted 525,000 options to certain employees and directors with an average  exercise price of $0.85 per share. The options expired August 10, 2009.

We reserved  2,000,000  shares of our common  stock to be issued  under our 2000
Incentive Stock Option Plan. No options have been granted under the plan.

The following table summarizes  equity  compensation  plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2009.

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

See NOTE G in the Notes to  Consolidated  Financial  Statements  for details and discussion of related party transactions during 2009.

Corporate Governance

Our board consists of 3 directors,  Messrs.  William Tan, Ian Edmonds,  and John
Rudy. Only Mr. Edmonds is considered independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board has reviewed the following  audit and  non-audit  fees the Company has paid to the independent registered public  accounting firm for purposes of considering  whether such fees are compatible with maintaining the auditor's independence. The policy of the Board is to pre-approve all audit and non-audit services performed by its independent public accountants before the services are performed.

Audit Fees.  Estimated fees billed for services  rendered by Meyers Norris Penny
LLP for  reviews of the Forms 10-Q for the first,  second and third  quarters  of
2009 and the audit of the year ended December 31, 2009 are approximately $100,000.
Fees billed for  service  rendered by Meyers Norris Penny LLP for  reviews of the Forms 10-Q for the first,  second and third  quarters  of 2008 and the audit of the year ended December 31, 2008 are approximately $100,000.

Tax Fees.  Aggregate fees billed for  permissible  tax services  rendered by BKD
Group LLP were  approximately $44,000 for 2009 and  $38,000  for 2008.  These
amounts  include tax  consulting,  preparation  of federal and state  income tax returns and franchise tax returns.

                                     PART IV

Item 15. Exhibits, FINANCIAL STATEMENTS and Reports on Form 8-K

   (a)  1. Consolidated Financial Statements.

The following consolidated financial statements of Zunicom, Inc. and subsidiary, are  submitted  as a  separate  section of this  report  (See  F-pages)  and are incorporated by reference in Item 8:

        -  Report of Independent Registered Public Accounting Firm
        -  Consolidated Balance  Sheets  as  of  December  31,  2009  and  2008
        -  Consolidated Statements of Operations for the years ended December
           31, 2009 and 2008
        -  Consolidated  Statement  of Changes in  Stockholders'  Equity for the
           years ended December 31, 2009 and 2008
        -  Consolidated  Statements  of Cash Flows for the years ended  December
           31, 2009 and 2008
        -  Notes to Consolidated Financial Statements

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
             0-27210, filed August 14, 2008)
10.2         Purchase  and  Sale agreement between AlphaNet Hospitality Systems,
             Inc. Advanced Computer Software, Inc. dated March 30, 2010
                                      39

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

                                    Date:    March 31, 2010

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

  Signature                      Capacity                            Date

/s/ William Tan    Director, Chairman of the Board,          April 5, 2010
-----------------  President and Chief Executive
William Tan        Officer (principal executive officer)

/s/ Ian Edmonds    Director                                  April 5, 2010
-----------------
Ian Edmonds

/s/ John Rudy      Chief Financial Officer                   April 5, 2010
-----------------  (principal financial and principal
John Rudy          accounting officer) and Director

                                 ITEM 15 (a)(1)
                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                  ZUNICOM, INC.

DECEMBER 31, 2009 and 2008

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ZUNICOM, INC.

                                                                       Page
                                                                       ----
Report of Independent Registered Public Accounting Firm  ...............F-3

Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 2009 and 2008.......F-4

     Consolidated Statements of Operations
        for the years ended December 31, 2009 and 2008..................F-6

     Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 2009 and 2008..................F-8

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2009 and 2008..................F-9

     Notes to Consolidated Financial Statements.........................F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zunicom, Inc.

We have audited the accompanying consolidated balance sheets of Zunicom, Inc.
(the "Company") as at December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zunicom, Inc. as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

/s/ Meyers Norris Penny LLP
Chartered Accountants
Licensed Public Accountants

Toronto, Canada
March 29, 2010

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2009 and 2008

                                     ASSETS
                                                          2009         2008
                                                      ------------ ------------
CURRENT ASSETS
 Cash and cash equivalents                            $ 5,680,943   $1,522,831
 Accounts receivable - trade                                7,723        2,585
 Interest receivable from unconsolidated investee              --       10,578
 Note receivable from unconsolidated investee
   - current portion                                           --    1,462,500
 Inventories - finished goods                               6,224        7,146
 Prepaid expenses and other current assets                 35,084       47,463
                                                      -----------  -----------
    Total current assets                                5,729,974    3,053,103
                                                      -----------  -----------
PROPERTY AND EQUIPMENT
 Business center equipment                                329,925      487,321
 Machinery and equipment                                  448,234      447,506
 Computer equipment                                       149,220      147,107
 Furniture and fixtures                                    30,097       30,097
 Leasehold improvements                                    12,377       12,377
                                                      -----------  -----------
                                                          969,853    1,124,408
 Less accumulated depreciation and amortization          (949,992)  (1,052,157)
                                                      -----------  -----------
    Net property and equipment                             19,861       72,251
                                                      -----------  -----------
NOTES RECEIVABLE FROM UNCONSOLIDATED INVESTEE (G)              --    3,656,250

INVESTMENT IN UNCONSOLIDATED INVESTEE                   3,345,697   7,916,442
                                                      -----------  -----------

TOTAL ASSETS                                          $ 9,095,532  $14,698,046
                                                      ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2009 and 2008

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          2009         2008
                                                      ------------ ------------
CURRENT LIABILITIES
 Accounts payable                                      $  275,196    $ 333,757
 Accrued liabilities                                      114,989      184,054
                                                       -----------  -----------
   Total current liabilities                              390,185      517,811
                                                      -----------  -----------
NON-CURRENT DEFERRED TAX LIABILITY                      2,461,396    4,299,878
                                                     ------------  -----------
TOTAL LIABILITIES                                       2,851,581    4,817,689
                                                     ------------  -----------

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
   1,000,000 shares authorized; 60,208
   and 60,208 Class A Shares issued and out-
   standing; liquidation preference of
   $316,092 as of December 31, 2009                        60,208       60,208
 Common stock - $0.01 par value;
   50,000,000 shares authorized;
   9,733,527 and 9,960,756
   shares issued and out-
   standing                                                97,335       99,607
 Additional paid-in capital                             9,102,096    9,181,333
 Accumulated earnings                                  (3,015,688)     539,209
                                                     ------------  -----------
      Total stockholders' equity                        6,243,951   9,880,357
                                                     ------------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 9,095,532  $14,698,046
                                                     ============  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2009 and 2008

                                                          2009         2008
                                                      ------------ ------------
REVENUES
 Service revenue                                      $   527,865  $   962,470
                                                      -----------  -----------
                                                          527,865      962,470
COST OF REVENUES
 Direct servicing costs                                   141,708      309,426
                                                      -----------  -----------
GROSS PROFIT                                              386,157      653,044

OPERATING EXPENSES
 Selling, general and administrative                    1,489,916    1,539,129
 Depreciation and amortization of
    property and equipment                                 42,737       96,413
                                                       -----------  -----------
                                                        1,532,653    1,635,542
                                                       -----------  -----------
LOSS FROM OPERATIONS                                   (1,146,496)    (982,498)

OTHER INCOME (EXPENSES)
 Interest income, other                                   259,956      356,340
 Equity in earnings of unconsolidated investee            (90,329)     616,007
 Loss on equity transactions of
    unconsolidated investee                                    --     (162,125)
 Loss on impairment            (4,367,891)        --

  Loss on foreign currency exchange                        (13,825)    (21,800)
 (Loss) gain  on sale of assets                            (12,495)    657,757
                                                       -----------  -----------
                                                        (4,224,584)  1,446,179
                                                       -----------  -----------
INCOME BEFORE PROVISON FOR
INCOME TAXES                                            (5,371,080)    463,681
                                                       -----------  -----------
PROVISION FOR INCOME TAXES                               1,838,482    (231,867)
                                                       -----------  -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2009 and 2008

                                                          2009         2008
                                                      ------------ ------------

NET (LOSS) INCOME                                     $(3,532,598)  $  231,814
                                                      ===========  ===========
Net (loss) income attributable to
 common stockholders                                  $(3,554,898)  $  209,034
                                                      ===========  ===========
Net (loss)income per share
attributable to common stockholders
    Basic                                             $      (.36)  $      .02
                                                      ===========  ===========
    Diluted                                           $      (.36)  $      .02
                                                      ===========  ===========
Number of weighted average shares of
common stock outstanding
    Basic                                               9,746,601    9,957,605
                                                      ===========  ===========
    Diluted                                             9,746,601   10,078,021
                                                      ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2009 AND 2008

Preferred Stock     Common Stock
               ------------------ ----------------- Additional
               Number of          Number of          Paid-in       Accumulated  Total
                Shares    Amount   Shares   Amount   Capital       Earnings    (deficit)
              -------- ---------  --------- ------- -----------    ----------- ------------
Balances at
January 1,
2008           61,988  $ 61,988   9,957,196 $99,571 $ 9,089,234 $     330,176  $ 9,580,969

Dividends
paid on
Preferred
stock              --        --          --      --          --       (22,781)     (22,781)
Stock based
compensation       --        --          --      --      90,355            --       90,355
Conversion of
preferred to
common stock   (1,780)   (1,780)      3,560      36       1,744            --           --
Net income
for 2008           --        --          --      --          --       231,814      231,814
              -------  --------   --------- ------- -----------    ----------  -----------
Balances at
December
31, 2008       60,208  $ 60,208   9,960,756 $99,607 $ 9,181,333    $  539,209   $ 9,880,357
              =======  ========   ========= ======= ===========    ==========   ===========
Dividends
paid on
Preferred
stock              --        --          --     --          --       (22,301)      (22,301)
Stock based
compensation       --        --          --     --      51,414             --        51,414
Forfeiture of
restricted
stock              --        --   (227,229) (2,272)  (130,653)             --     (132,925)
Net income
for 2009           --        --          --      --         --    (3,532,598)   (3,532,598)
Rounding                                                     2            (2)             4
               ------  --------   --------- ------- ----------    -----------  ------------
Balances at
December
31, 2009       60,208   $60,208   9,733,527 $97,335 $9,102,096   ($3,015,688)    $6,243,951
               ======  ========   ========= ======= ==========   ============   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2009 and 2008
                                                          2009         2008
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                            $ (3,532,598)  $   231,814
Adjustments to reconcile net income to net
 Cash provided by (used in) operating activities:
   Depreciation and amortization of property and
      equipment                                             42,737        96,413
   (Gain) loss on sale of property and equipment            12,495         8,910
   Loss on equity transactions of investee                      --       162,125
   stock-based compensation                                 51,415        90,355
   Equity in earnings of investee                           90,329      (616,007)
   Deferred income taxes                                (1,838,482)      231,867
   Impairment of investment in UPG          4,367,891           --
   Gain on sale of intangible asset                             --      (666,667)
   Restricted cash                                              --       351,000
   Loss on settlement of note receivable                   301,641            --
Change in operating assets and liabilities
      Accounts receivable - trade                           (5,137)        8,693
 Interest receivable         10,579       --
      Inventories                                               920       14,449
      Prepaid expenses and other current assets              12,379        9,391
      Accounts payable                                      (58,561)      94,598
      Accrued liabilities                                   (69,065)      42,227
      Due to Investee                                            --           --
      Dividend payable                                           --       (5,579)
                                                        -----------  -----------
Net cash (used in)provided by operating activities         (613,457)      53,589

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of UPG stock                                    (20,400)     (42,441)
   Purchase of property and equipment                        (2,840)     (28,729)
   Sale of intangible asset                                      --      666,667
                                                        -----------  -----------
Net cash (used in) provided by investing activities         (23,240)     595,497
                                                        -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes receivable                 4,817,109      731,250
   Dividends paid on preferred stock                        (22,300)     (22,781)
                                                        -----------  -----------
Net cash provided by financing activities                 4,794,809      708,469
                                                        -----------  -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                          2009         2008
                                                      ------------ ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               4,158,112    1,357,555

Cash and cash equivalents at beginning of year          1,522,831      165,276
                                                      -----------  -----------
Cash and cash equivalents at end of year              $ 5,680,943  $ 1,522,831
                                                      -----------  -----------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                         $        --  $       795
Interest received          $   259,956  $        --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

   Conversion of preferred stock to common stock      $        --  $     1,780
                                                      ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Zunicom,  Inc., ("Zunicom" or the "Company"),  formerly Tech Electro Industries,
Inc.,  was  formed  on  January  10,  1992  as a  Texas  corporation.  Zunicom's
consolidated   wholly-owned   subsidiary,   AlphaNet  Hospitality  Systems  Inc.
("AlphaNet"),  is a provider of guest communication  services to the hospitality market.  Zunicom  holds a 41.0 percent  ownership  interest in  Universal  Power
Group, Inc.  ("UPG"),  a distributor and supplier to a diverse and growing range of industries of portable power and related  synergistic  products,  provider of third-party logistics services, and a custom battery pack assembler.

In  December  2006,  the  Company's  previously  wholly-owned  subsidiary,  UPG, completed an initial public  offering which resulted in the Company's  ownership interest in UPG being reduced from 100 percent to an ownership interest of 40 percent.  The Company subsequently acquired additional shares of UPG stock bringing its ownership percentage to 41.0%.  The  Company  consolidated  UPG in its  consolidated  financial statements until December 20, 2006, (the
"Deconsolidation  Date") and currently accounts  for UPG as an  unconsolidated investee  under  the  equity  method of accounting.

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

Investment in Unconsolidated Investee

As of December 31, 2009, we held 2,048,870 shares of common stock representing a
41.0 percent interest in UPG. We  accounted  for UPG under the equity  method of accounting . At December 31, 2009 and 2008 the carrying value of the Company's investment  in UPG is  reported as a long-term  investment  in the  accompanying consolidated  balance sheets. Future earnings and losses in our investment in
UPG will be recorded in the statement of operations.  In 2009, we purchased an additional 16,550 shares of UPG common stock and in 2008, we purchased 32,320 shares of UPG common stock.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The  Company  files  income tax  returns in the U.S.  federal  jurisdiction  and various  state and foreign  jurisdictions.  The Company is no longer  subject to
U.S. federal tax and state tax  examinations  for years before 2005.  Management does not believe  there will be any  material  changes in our  unrecognized  tax positions over the next 12 months. The Company's policy is to recognize interest and penalties  accrued on any unrecognized tax benefits as a component of income tax  expense.  There are no accrued  interest or penalties  associated  with any unrecognized tax benefits,  nor was any interest expense  recognized  during the years ended December 31, 2009 and 2008.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived  assets in accordance with Statement of Financial  Accounting  Standards FASB ASC 360  (SFAS
No. 144),"Accounting for the Impairment or Disposal of Long-Lived  Assets." In
accordance with FASB ASC 360,  long-lived  assets are  reviewed  when events or changes in circumstances  indicate that their carrying value may not be recoverable.  These evaluations  include comparing the future undiscounted cash flows of such assets to their carrying value.  If the carrying value exceeds the future  undiscounted cash  flows,  the assets are written  down to their fair value using  discounted cash  flows.

Investment and notes receivable from unconsolidated investee

The notes receivable from unconsolidated investee are recorded at amortized cost.
The Company conducts regular reviews of notes receivable for impairment and records a valuation allowance when there is evidence of impairment and when the amount can be reasonably estimated.

The Company evaluated its investment in UPG and its two unsecured promissory notes from UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred. The Company determined that an other than temporary decline had occurred and recognized an impairment to adjust the cost basis in the investment and a valuation allowance to reduce the notes to their estimated fair value. In December 2009, the Company's two unsecured promissory notes from UPG were settled for their full value less a discount for early payment.  Accordingly, the Company recorded a charge to in the statement of operations in the amount of $301,641 representing the final discount on the notes. See note below.

For the  year  ended  December  31,  2008, there  was no impairment of the value of such assets.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
Generally, AlphaNet records revenue upon completion of the session.

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

For the year ended  December 31, 2009,  525,000  stock options and the effect of the "as if"  conversion of the preferred  stock into 120,416 shares of common stock are not included  in  the  diluted  net  income  per  share calculation as the Company's loss attributable to common shareholders, along with the dilutive effect of potentially issuable common stock due to the outstanding options, causes the normal computation of diluted loss per share to be smaller than the basic loss per share; thereby yielding a result that is counterintuitive.
Consequently, the diluted loss per share amount presented does not differ from basic loss per share due to this "anti-dilutive" effect.

For the year ended  December 31, 2008,  525,000  stock options are not
included  in  the  diluted  net  income  per  share   calculation as  they  are
out-of-the-money,  i.e. the stock price is below the exercise price.  The effect of the "as if"  conversion of the preferred  stock into 120,416 shares of common stock has been included in the diluted net income per share computation.

Fair Value of Financial Instruments

Effective  January 1, 2008,  the Company  partially  adopted FASB ASC 820 SFAS No.
157, "Fair Value Measurements".  This statement defines fair value, establishes a framework for  measuring  fair value in  generally  accepted  accounting principles,  and expands  disclosures  about fair value  measurements.  As permitted  by FSP FAS 157-2, the Company elected to defer the adoption of the

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Level 1--  quoted  prices  (unadjusted) in active markets for identical asset or liabilities;
Level 2--  observable  inputs  other than Level I,  quoted  prices for similar assets or liabilities  in active  markets,  quoted prices for identical or similar  assets and  liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant  value drivers are  observable;  and Level  3--assets and liabilities whose significant value drivers are unobservable.

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

Stock-Based Compensation

The Company  accounts for its stock based  compensation  in accordance  with FASB
ASC 718. FASB ASC 718 requires all share-based payments  to  employees,  including grants of  employee  stock  options,  to be recognized in the financial statements based on their fair values.

The Company  granted no options during 2009 and 100,000 options during 2008.
All options vested immediately.  Stock-based  compensation expense recognized in the  consolidated  statement of operations for the year ended December 31, 2009 is $51,415 for the amortization of restricted stock.  Stock-based compensation for the year ended December 31, 2008 includes  compensation expense of $38,800 for fully vested stock options granted on March  10,  2008 and  $51,555  for amortization  of  restricted  stock.

As of December 31, 2009,  $76,207 of the restricted stock grant to our chairman remains  unamortized and $47,780 of the restricted stock grant to UPG employees remains unamortized. The grant date was June 25, 2007.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") approved the
FASB Accounting Standards Codification ("the Codification" or "FASB ASC") as the
single source of authoritative nongovernmental generally accepted accounting principles ("GAAP"). All existing accounting standard documents, such as FASB,
American Institute of Certified Public Accountants, Emerging Issues Task Force
and other related literature, excluding guidance from the Securities and Exchange
Commission ("SEC"), have been superseded by the Codification. All other non-
grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the
Company's financial statements, as all references to authoritative accounting literature are now referenced in accordance with the Codification.

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

The Company adopted SFAS 141(R),  Business Combinations on January 1, 2009. SFAS
141(R) provides  companies with  principles and  requirements on how an acquirer recognizes  and measures in its financial  statements  the  identifiable  assets acquired,  liabilities assumed, and any noncontrolling  interest in the acquiree as well as the recognition  and  measurement of goodwill  acquired in a business

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

combination.  SFAS 141(R) also requires  certain  disclosures to enable users of the financial  statements  to evaluate the nature and  financial  effects of the business combination. Acquisition costs associated with the business combination will  generally be expensed as incurred.  The adoption of this  standard did not have an impact on the accompanying audited financial statements as the Company did not enter into a business  combination  during the twelve  months ended
December 31, 2009.

The  Company  adopted  SFAS  160,  "Noncontrolling   Interests  in  Consolidated
Financial  Statements  - an  amendment  of ARB No.51 "on  January 1, 2009.  This statement  clarifies  that  a  non-controlling  interest  in a  subsidiary  is an ownership interest in the consolidated  entity that should be reported as equity in the consolidated  financial  statements.  This statement  changes the way the consolidated  income  statement  is  presented  by  requiring  net  income to be reported at amounts that include the amounts attributable to both the parent and the  non-controlling  interest and to disclose  those  amounts on the face of the income  statement.  The adoption of this standard did not have a material impact on the Company's  consolidated  financial statements for the twelve months ended
December 31, 2009.

The Company adopted SFAS No. 161, "Disclosures about Derivative  Instruments and
Hedging Activities - an amendment to FASB Statement No. 133" on January 1, 2009.
SFAS  No.  161  is  intended  to  improve  financial  standards  for  derivative instruments and hedging activities by requiring  enhanced  disclosures to enable investors to better understand their effects on an entity's financial  position, financial performance, and cash flows. Entities are required to provide enhanced disclosures  about: (a) how and why an entity uses derivative  instruments;  (b)

how derivative instruments and related hedged items are accounted for under SFAS
133,  Accounting  for  Derivative  Instruments  and Hedging  Activities  and its
related  interpretations;  and (c) how derivative instruments and related hedged items affect an entity's financial  position,  financial  performance,  and cash flows.  The  adoption  of this  standard  did not have a material  impact on the
Company's  financial  statements or its disclosures therein for the twelve months ended December 31, 2009.

SFAS 166, "Accounting for Transfers of Financial Assets" (FASB Codification
Topics 860-10 & 405-20) - Statement 166 is a revision to FASB Statement No.
140, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities," and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  Early application is not permitted.

SFAS 167, "Amendments to FASB Interpretation No. 46(R) " (FASB Codification
Topics 323, 460, 810, 860, 712, 715, 954, & 958) - Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), "Consolidation of
Variable Interest Entities," and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting
(or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.
Early application is not permitted.

Accounting Standards Update No. 2009-05, "Fair Value Measurements and
Disclosures (Topic 820) Measuring Liabilities at Fair Value" -
provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1. A valuation technique that uses: The quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets.

2. Another valuation technique that is consistent with the principles of Topic 820.
Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

Accounting Standards Update No. 2009-13, "Revenue Recognition (Topic 605):
Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging
Issues Task Force." - the amendments:

* permit vendors to account for products and services separately rather than as a combined unit.

* result in requirements multiple-deliverable arrangements to be separated in more circumstances than under existing guidance.

* eliminate the residual method of allocation and instead requires entities to allocate the arrangement consolidation at the inception of the arrangement to all deliverables using the relative selling price method.  Vendors will be required to determine their best estimate of the selling price consistently with the method they use to determine the selling price when the good or service is sold separately.

This Update was issued on October 12, 2009 and will be effective for revenue arrangements that begin or are changed in fiscal years that start June
15, 2010, or later.  Entities that adopt the changes before then will have to apply them to their results from the beginning of their fiscal years.

Accounting Standards Update No. 2009-14, "Software (Topic 985): Certain
Revenue Arrangements That Include Software Elements"a consensus of the FASB
Emerging Issues Task Force." - revises the scope of FASB ASC 985-605,
"Software: Revenue Recognition," to exclude all tangible products containing both software and non-software components that operate together to deliver the product's functions.  As a result of the changes, vendors will be permitted to recognize revenue earlier than they had previously because of the changes to the accounting literature for allocation, measurement, and recognition of revenue. This Update was issued on October 12, 2009 and will be effective for revenue arrangements that begin or are changed in fiscal years that start
June 15, 2010, or later.  Entities that adopt the changes before then will have to apply them to their results from the beginning of their fiscal years.

Accounting Standards Update No. 2010-06, "Fair Value Measurements and
Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements."
- This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification
Subtopic 820-10.  The

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends
Codification Subtopic 820-10 to now require:  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers;
and In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU
2010-06 clarifies the requirements of the following existing disclosures:
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

NOTE C - STOCK OPTIONS AND WARRANTS

Stock-based  compensation expense for the years ended December 31, 2009 and 2008 was $51,415 and $90,355,  respectively.  The stock-based compensation expense for the year ended December 31, 2009 relates to the amortization of restricted stock issued as deferred  compensation  of $51,415.  The stock-based compensation expense for the year ended December 31, 2008 relates to the amortization of restricted stock issued as deferred  compensation  of $51,555 and $38,800 for fully  vested stock options granted in March 2008.

Valuation Assumptions

There were no stock options granted in 2009.  In 2008, the Company  granted options to purchase  100,000 shares of its common stock on March 10.  These options immediately vested. The fair value of option awards were estimated at the grant date using a Black-Scholes  option pricing model with the following assumptions for the years ended December 31, 2009 and 2008:

                                          -----------------------
                                          Year Ended December 31,
                                          -----------------------

----------------------------------------- -----------------------
                                                2009         2008
-----------------------------------------   ----------   --------
Weighted average grant date fair value      $       --   $   0.39
----------------------------------------- -----------------------
Weighted average assumptions used:
----------------------------------------- -----------------------
Expected dividend yield                             --       0.00%
----------------------------------------- -----------------------
Risk-free interest rate                             --       4.50%
----------------------------------------- -----------------------
Expected volatility                                 --     131.0%
----------------------------------------- -----------------------
Expected life (in years)                            --       5
----------------------------------------- -----------------------

NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)

Expected  volatility  is based  on  historical  volatility.  The  expected  term considers the contractual term of the option as well as historical  exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S.  Treasury  instruments  with maturities  matching the relevant expected term of the award.

Compensatory Stock Options

On August 13, 1999,  the Board of Directors  approved the 1999  Incentive  Stock
Option Plan ("1999 Plan") which  provided for 1,300,000  common stock options to be issued.  At December 31, 2009 and 2008 there are 525,000 and 525,000 options, respectively,  outstanding  under the 1999 Plan. The fair value of stock options that vested in 2009 is $0.0 and in 2008 is $38,800.

On June 24, 2000,  the Board of  Directors  approved  the 2000  Incentive  Stock
Option Plan ("2000  Plan") under which  2,000,000  common  stock  options may be issued. At December 31, 2009 and 2008 there are no options outstanding under the
2000 Plan.

The  Board of  Directors  determines  for all  option  grants,  the term of each option,  the option  exercise  price  within  limits set forth  under the option plans,  the number of shares for which  each  option is granted  and the rate at which each option is exercisable.

Stock Incentive Plan Summary

A summary of the  Company's  compensatory  stock  option plans as of and for the years ended December 31, 2009 and 2008 are as follows:

Stock option activity under the 1999 Stock Option Plan was as follows:

                                                Weighted Average Range of
                                      Options    Exercise Price  Exercise Prices
                                     ---------  ---------------- -------------
Options outstanding and exercisable
at January 1, 2008                     425,000       0.95         0.90 - 1.75

Granted                                100,000       0.45                0.45
Exercised                                    -          -                   -
                                     ---------
Options outstanding and exercisable
At December 31, 2008                   525,000       0.85         0.45 - 1.75
                                     =========

Granted          -          -                   -
Exercised         -         -       -

Options outstanding and exercisable
At December 31, 2009                   525,000       0.85         0.45 - 1.75
                                     =========

NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Options Outstanding and Exercisable

Information  related  to stock  options  outstanding  at  December  31,  2009 is summarized below:

                         Options Outstanding               Options Exercisable
                ----------------------------------------- ----------------------
                               Weighted        Weighted                Weighted
                               Average         Average                 Average
                Outstanding    Remaining       Exercise   Exercisable  Exercise
Exercise Price  At 12/31/09  Contractual Life  Price      At 12/31/09   Price
                -----------  ----------------  ---------- ----------- ---------
$0.90               400,000       0.7 Years         $0.90      400,000     $0.90

$1.75                25,000       7.1  Years        $1.75       25,000     $1.75

$0.45               100,000       3.25 Years        $0.45      100,000     $0.45
                  ---------    -------------     --------   ----------  --------
$0.45 - $1.75       525,000       1.5  Years        $0.85      525,000     $0.85

At December 31, 2009, the aggregate  intrinsic value of options  outstanding was
$5,000. The aggregate  intrinsic  value is calculated as the difference  between
The exercise  price of the  underlying  awards and the quoted price of the
Company's common stock for those awards that have an exercise  price  currently below the quoted price. At December 31, 2009, all outstanding options were fully vested.

Restricted Stock

On June 25, 2007, the Board of Directors  approved a grant of 996,940 restricted shares of  Zunicom's  common  stock to our  chairman  and certain  officers  and employees of UPG. Several of the officers and employees of UPG had been officers and employees of Zunicom prior to the  deconsolidation  of UPG in December 2006.
The Company  attributed a value of $205,801 to the  restricted  stock granted to our chairman and $377,392 to the  restricted  stock  granted to the officers and employees  of UPG.  The  grant  was  made in  recognition  of  past  and  future performance  especially  with  regard to the  initial  public  offering of UPG's common stock in which  Zunicom was able to sell  1,000,000  shares of UPG common stock resulting in a $0.80 dividend to shareholders paid in the first quarter of
2007.  The  restricted  stock vests in full on June 25, 2011,  and is subject to certain  restrictions and obligations up to the point of vesting. As of December
31,  2009,  there was $47,780 of  unrecognized  compensation  costs  related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be realized over a period of one and a half years. The stock will not be registered and will be held in escrow for the benefit of the grantee until the vesting date. Our chairman  relinquished  options on 400,000 shares of
Zunicom  common stock.  These  options  remain  outstanding,  however, should our
Chairman choose to exercise these options, he will forfeit all rights to the restricted  stock.  The  officers  and  employees of UPG held options on  653,000 shares of  Zunicom  common  stock  which  lapsed  after the deconsolidation of UPG.
On January 21,  2009,  the chief  executive  officer of UPG  resigned  and according to the  terms  of  the  restricted  stock  agreement,  forfeited  his restricted stock  grant.  Accordingly,  his shares  have been  returned  to the Company and the investment in UPG has been reduced by $132,925.

We accounted for the grant of restricted shares to our chairman as stock based compensation.  We accounted for  the  grant  of  restricted  shares  to  UPG officers  and  employees  as a contribution  of capital  We will amortize 60% of

NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)

that capital contribution  as additional  equity in earnings  (loss) of the investee over the vesting  period.  The Company  concluded  that it is  reasonable to discount the value of these restricted shares by 29.52%. Of the 29.52% discount, the Company considers  the risk of forfeiture to be 10% and  illiquidity  to be
19.52%.  The Company  applied  this  discount  to the  grant  date  market  value of a freely tradable share to arrive at the fair value of a restricted share.

NOTE D - NET INCOME PER SHARE

Basic net income per share is computed by dividing  net income  decreased by the preferred  stock  dividends of $22,300 and $22,781 for the years ended  December
31, 2009 and 2008 respectively,  by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income  decreased by the preferred stock  dividends by the weighted  average number of common shares and common stock equivalents outstanding for the period.

NOTE E - INVESTMENT IN UNCONSOLIDATED INVESTEE

Following is a summary of financial information for UPG for the years ended
December 31, 2009 and 2008:

                             ------------------------------------
                                    Year Ended December 31,
                             ------------------------------------
                                     2009                2008
                             ------------------- ----------------
Net sales                         $111,170,726     $117,897,644
Cost of sales                       91,797,823       99,599,576
                             -----------------   ---------------
Gross profit                        19,372,903       18,298,068
Operating expenses                  17,244,025       15,063,398
                              ----------------   ---------------
Operating income                     2,128,878        3,234,670
Other income (expense):
    Interest expense                  (953,252)      (1,003,195)
    Interest income                         --               569
    Other, net                          (2,623)           45,069
                              ----------------   ---------------
       Total other expense             955,875           957,557
                              ----------------   ---------------
Income before
 provision for income taxes          1,173,003         2,277,113

Provision for income taxes          (1,138,545)       (1,050,990)
                              ----------------   ---------------
Net income                          $   34,458        $1,226,123
                              ================   ===============

Following  is a  summary  of  balance  sheet information  for UPG as of
December 31, 2009 and 2008.

---------------------- ---------------------------- ----------------------------
                       Year ended December 31, 2009 Year ended December 31, 2008
---------------------- ---------------------------- ----------------------------
Current assets                         $ 7,477,706                $  53,633,363
---------------------- ---------------------------- ----------------------------

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE (CONTINUED)

Noncurrent assets                        2,161,849                    2,107,406
---------------------- ---------------------------- ----------------------------
Current liabilities                     29,133,093                   32,975,258
---------------------- ---------------------------- ----------------------------
Noncurrent liabilities                   1,305,390                    4,055,178
---------------------- ---------------------------- ----------------------------
Shareholders' equity                    19,201,070                   18,710,333
---------------------- ---------------------------- ----------------------------

The Company evaluated its investment in UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred.
The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As a result of the severe decline in the quoted market value, the Company recognized an impairment in the investment of $4,367,891 presented in other income (expense)
to adjust the cost basis in the investment to its estimated fair value. As a result the carrying value of the Company's investment in UPG as of March 31, 2009, was
$2,644,416.

At December 31, 2009 the carrying  value of the Company's  investment in UPG was
$3,415,252.  The market value of the 2,048,870  shares of UPG's common stock the
Company owns was  approximately  $6,351,497 based on the closing price per share at December 31, 2009 of $3.10.

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

-   Level 1:  consists of financial  instruments  whose value is based on quoted market prices for identical financial instruments in an active market

-   Level 2: consists of financial  instruments  that are valued using models or other valuation  methodologies.  These models use inputs that are observable either directly or indirectly;  Level 2 inputs include (i) quoted prices for similar  assets or  liabilities  in active  markets,  (ii) quoted prices for identical or similar  assets or  liabilities in markets that are not active,
    (iii) pricing models whose inputs are observable for  substantially the full term  of  the  financial instrument and (iv) pricing models whose inputs are derived  principally from or corroborated by observable  market data through correlation  or other means for substantially the full term of the financial instrument

-   Level 3: consists of financial instruments whose values are determined using
    pricing   models  that  utilize   significant   inputs  that  are  primarily
    unobservable,  discounted cash flow methodologies, or similar techniques, as well as  instruments  for which the  determination  of fair  value  requires significant management judgment or estimation

The  assessment  of the  significance  of a  particular  input to the fair value measurement  requires  judgment  and  may  affect  the  valuation  of  financial

Note F: Fair Value of Financial Assets and Financial Liabilities (CONTINUED)

instruments  and  their  classification  within  the fair  value  hierarchy.  As required by FASB ASC 820, financial instruments are classified in their entirety based on the  lowest  level  of  input  that is  significant  to the fair  value measurement.  There have been no changes in the  classification of any financial instruments within the fair value hierarchy since our adoption of SFAS No. 157.

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
------------------------------------------------------------------------------

In accordance  with ASC 323  "Investments  - Equity Method and Joint  Ventures",
previously  Accounting  Principles  Board  ("APB") No. 18, "The Equity Method of
Accounting for Investments in Common Stock," we recognized as at March 31, 2009, an other than  temporary  impairment to other income  (expense) of $4,367,891 to adjust our cost basis in our  investment in UPG of  approximately  $7,916,442 to its estimated fair value (see Note E ). The valuation  methodology  utilized the quoted market value of UPG's publicly traded shares. The Company's investment in
UPG is classified as a Level 1 financial  instrument in accordance  SFAS No. 157 in the fair value  hierarchy,  as the estimated  fair value of the investment is based on observable  inputs.  We believe the estimated  fair value is consistent with the underlying  principle of SFAS No. 157, which is that the estimated fair
value  should  represent  the  exit  price  from  a  marketplace   participant's
perspective. The Company has determined that there are no further impairments in the nine months ended December 31, 2009.

NOTE G - RELATED PARTY NOTES

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

In conjunction  with its evaluation of its investment in UPG described in Note E above, the Company also evaluated its two unsecured promissory notes from UPG in the amount of $4,753,125 as of March 31, 2009, to determine if an other than

NOTE G - RELATED PARTY NOTES (CONTINUED)

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
carrying value of the UPG notes as of March 31, 2009,  was  $3,327,338.

In November 2009, Zunicom entered into negotiations with UPG, its former 100%
owned subsidiary (now 41% owned) to pay the balance of the note obligations prior to maturity.  After multiple discussions, including offers and counter-offers,
Zunicom agreed to relieve/forgive UPG for a portion of the note payable, $301,640, in exchange for the receipt of a lump-sum cash payment for the remainder of the notes payable plus all accrued interest.  The balance of the notes payable plus accrued interest was calculated and paid on December 16, 2009 as shown below.

Description                              Note 1            Note 2            Total
----------------------------------------------------------------------------------
9/30/09 Principal Balance          2,062,500.00      1,959,375.00     4,021,875.00
7.5% Forgiveness of Principal       (154,687.50)      (146,953.13)     (301,640.63)
Interest - OCT                        10,510.27          9,984.76        20,495.03
Interest - NOV                        10,171.23          9,662.67        19,833.90
Interest - DEC 1-16                    5,424.66          5,153.42        10,578.08
Total Payoff Amount                1,933,918.66      1,837,222.73     3,771,141.39

The notes were paid in full as evidenced by the receipt of $3,771,141 in cash as referenced in the "Acknowledgment of Payment Release of Obligations" signed by Zunicom on December 16, 2009.

The Company recorded $1,124,146 as a reversal of a valuation charge and a reduction in the impairment charge and an expense in general and administrative expenses of $301,641 for the discount on the notes.

NOTE H - SHAREHOLDERS' EQUITY

The  outstanding  Class A preferred stock bears  cumulative  dividends of 36 3/4 cents per share payable  annually and has a liquidation  preference of $5.25 per share.  Through  December 31, 2009 the Company has paid all dividends which have accrued on the preferred stock.  The voting rights are equal to common shares,  other than with  respect to certain  matters;  generally  amending  the rights or powers of the preferred  stock.  The preferred stock is convertible at the option of the holder into two shares of common stock  subject to  adjustment
(the  "Conversion  Rate")  (as  more  fully  described  in  the  Certificate  of
Designation) at any time after one year from the date of issue.  The Company may compel  conversion  at the  Conversion  Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30  consecutive  trading days.  During the years ended December 31, 2009 and

NOTE H - SHAREHOLDERS' EQUITY (CONTINUED)

2008 0 and 1,780, respectively,  shares of outstanding preferred stock were converted  into 0 and  3,560,  respectively,  shares of common  stock.  All dividends in 2009 and 2008 were paid in cash.

During 2009, the Company paid $22,300 in cash dividends on the class A Preferred
Stock.  In 2008, the Company paid $22,781 in cash dividends on the class A
Preferred Stock.

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

During the years ended  December 31, 2009 and 2008,  one customer  accounted for
40% and 27%, respectively, of the Company's total revenues.

NOTE J - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2009 and 2008 consist of the following:

Deferred tax assets and liabilities at December 31, 2009 and 2008 consist of the following:
                                                       2009             2008
                                                   -----------      -----------
Current deferred tax asset                         $      --        $      --
Current deferred tax liability                            --               --
Valuation allowance                                       --               --
                                                   -----------      -----------
Net current deferred tax asset                     $      --        $      --
                                                   ===========      ===========
Non-current deferred tax asset                     $ 2,039,338      $ 1,730,270
Non-current deferred tax liability                  (4,500,734)      (6,030,147)
Valuation allowance                                       --               --
                                                   -----------      -----------
Net non-current deferred tax asset (liability)     $(2,461,396)     $(4,299,877)
                                                   ===========      ===========

Significant components of our deferred tax assets and liabilities as of December
31, 2009 and 2008 are as follows:
                                                       2009             2008
                                                   -----------      -----------
Net operating loss carry forwards                  $ 1,861,144      $ 1,513,074
Book/tax difference in investment in UPG            (641,919)      (2,202,908)
Excess loss account                                 (3,858,815)      (3,827,239)
Depreciation                                            43,427           88,629
Deferred Stock Compensation                            118,175          100,694

NOTE J - INCOME TAXES (CONTINUED)

Accrued bonus                                               --           7,951,
Allowance for doubtful accounts                             --            --
Other                                                   16,592           19,922
                                                   -----------      -----------
                                                   $(2,461,396)     $(4,299,877)

The Company's  provision for income taxes for the years ended  December 31, 2009 and 2008 is comprised as follows:

                                                      2009               2008
                                                   ----------         ----------
Current income tax expense                         $       --         $       --
Deferred income tax expense                        (1,838,481)           231,867
                                                   ----------         ----------
Provision for income taxes                        $(1,838,481)        $  231,867
                                                   ==========         ==========

At December  31, 2009 Zunicom has recorded  deferred  tax  liabilities  totaling
$2,461,396.  These liabilities consist primarily of the book/tax  differences in
Zunicom's  investment  in UPG  totaling  $(641,919)  and the excess loss account totaling  $(3,858,815).  This excess loss account is related to  Zunicom's  use of
AlphaNet's  net  operating  losses  in  excess  of  Zunicom's  tax  basis in its investment in AlphaNet.  These net operating  losses were used primarily in 2006 to offset Zunicom's taxable income.  The liability recorded at December 31, 2009 represents  Zunicom's  liability to the Internal  Revenue Service for the use of these  net  operating  losses in the  event  that the  excess  loss  account  is triggered  by a change in  control or worthlessness of  AlphaNet.  Future changes  in  Zunicom'sinvestment  in AlphaNet  may effect the balance of this excess loss  account andrelated deferred tax liability.

During  the  years  ended  December  31,  2009  and 2008  the  Company  utilized approximately $0 and $0 of net operating loss carryforwards,  respectively, to offset taxable income.  The net operating loss available at December 31, 2009 totals approximately $5,473,952 and begins to expire in 2022.

The Company's  income tax expense for the years ended December 31, 2009 and 2008 differed from the statutory federal rate of 34 percent as follows:

                                                        2009            2008
                                                    -----------     -----------
Statutory rate applied to income (loss)
before income taxes                                 $(1,826,167)     $  146,028
Increase (decrease) in income taxes
resulting from:

Permanent Differeces                1,304           1,476

Amounts not deductible for federal income         (13,618)         85,839
tax purposes

                                                    -----------     -----------
Income tax expense                                  $(1,838,481)     $  231,867
                                                    -----------     -----------

NOTE J - INCOME TAXES (CONTINUED)

The Company  adopted the  provisions  of Financial  Standards  Accounting  Board
Interpretation  No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes  - an
Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. For the
years ended December 31, 2009 and 2008,  there were no unrecognized tax benefits and,  accordingly,  there was no effect on the Company's  financial condition or results of operations as a result of implementing FIN 48

NOTE K - COMMITTMENTS

NOTE SUBORDINATION

In 2006,  UPG (then a wholly owned  subsidiary  of the  Company)  obtained a $16 million line of credit from Compass Bank  (guaranteed  by the Company ) that was to expire on May 5, 2007,  but was extended for 45 days.  On July 31, 2007,  the bank terminated the Company's guaranty of UPG bank indebtedness.

On July  31,  2007,  (UPG now only 40%  owned by the  Company)  a  subordination agreement  with  the  bank was  signed  that  provided  for the  Company  (i) to subordinate  its  $5,850,000 UPG notes to any Compass Bank loan and (ii) to hold in trust  for the  benefit  of the  bank the  principal  and  interest  payments received by the Company from UPG on the UPG notes  payable to the  Company.  The
Company sought rescission or modification of this subordination agreement by the bank. Until the resolution of this issue, the Company accounted for all payments by UPG on the notes as  "restricted  cash." On June 17, 2008,  the Company,  the bank,  and UPG signed a "Second  Amended and Restated  Creditors'  Subordination
Agreement"  under which the Company  continued to subordinate  its $5,850,000 in
UPG notes to any Compass  Bank loan but removed  the  provision  under which the
Company was to hold in trust the principal and interest  payments  received from
UPG on the UPG notes.  The Company  could then  receive and spend all regular payments  on the UPG  notes.  Accordingly,  the  Company  no  longer  classified receipts under the UPG notes as restricted  cash.

In December 2009, the Company reached agreement with UPG under which UPG agreed to pay the two unsecured notes in full less a 7.5% discount.  The Company received a cash payment of $3,771,141 of principal and accrued interest.

LEASES

During  the  second  quarter of 2007,  AlphaNet  moved into new office  space in
Toronto,  reducing its occupancy  cost. The lease commenced on March 1, 2007 and ended on April 30,  2009.  During  the third  quarter  of 2008,  the  Company extended  the office  lease for one year to April 30,  2010 at the same rent and terms.  In January 2010, AlphaNet vacated the leased premises and employees not work from home.  AlphaNet leases certain  equipment  located at customer sites as part of its Office(TM) product.  The following table presents the Company's commitments on those leases.

------------- --------- ---------- --------- ---------
Lease            2010      2011       2012      Total
------------- --------- ---------- --------- ---------
Office Space   $19,987        -         -    $ 19,987
------------- --------- ---------- --------- ---------
Equipment      $ 3,359    $1,504    $  376   $  5,239
------------- --------- ---------- --------- ---------
Total          $23,346    $1,504    $  376   $ 25,226
------------- --------- ---------- --------- ---------

NOTE L - LEGAL PROCEEDINGS

The  Company  may be  subject  to legal  proceedings  and  claims  that arise in the ordinary  course of  business.  Management  does not believe that the outcome of these matters will have a material adverse effect on the Company's  consolidated financial position,  operating results, or cash flows. However,  there can be no assurance that such legal proceedings will not have a material impact.  As of
December 31, 2009, the Company was not subject to any such legal proceedings or claims.

NOTE M - ECONOMIC DEPENDENCE

The Company's primary source of cash has been from the interest and principal payments on the UPG notes.  In December 2009, the Company reached agreement with
UPG under which UPG agreed to pay the two unsecured notes in full less a 7.5%
discount.  The Company received a cash payment of $3,771,141 of principal and accrued interest.  As of December 31, 2009, the Company has cash of $5,680,943 and is no longer dependent upon principal and interest payments from UPG.

NOTE N - SALE OF INTANGIBLE ASSET

Pursuant to a purchase  agreement  dated January 28, 2008, the Company sold to a third party two patents which it does not require to conduct its  business.  The
Company received net proceeds of $666,667 after commissions.  Those proceeds are included as Other - net in the  Company's  consolidated  statement of operations for the year ended December 31, 2008.

O.  Subsequent Event
On March 30, 2010, AlphaNet entered into a binding agreement to acquire the business and the assets of Advanced Computer Software, Inc., a New York corporation, doing business as Action Computer Systems for a purchase price of $495,000.  Action
Computer Systems is a reseller of point-of-sale software to restaurants in the New
York metropolitan area and southern Connecticut.  The software, Restaurant Manager, was developed by Action Systems Inc., Silver Spring, Maryland.  See Exhibit 10.2
attached.

