Form 10-Q
period 2010-03-31
ZUNICOM INC
filed 2010-05-17
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, StateD.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2010

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

Large accelerated filer [ ]                      Accelerated  filer [ ]
Non-accelerated  filer  [ ]                      Smaller reporting company [X]
  (Do not check if a smaller reporting company)

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                  Yes [ ] No [X]

     As of April 30, 2010, 9,733,527 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at March 31, 2010
and Consolidated Balance Sheet at December 31, 2009. . . . . . . . . . 4

Unaudited Consolidated Statements of Operations for the
three months ended March 31, 2010 and 2009 . . . . . . . . . . . . . . 6

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009. . . . . . . . . . . . . . . . . . . . . 7

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

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                March 31, 2010 December 31,2009
                                                           (unaudited)
                                                -------------- ----------------
CURRENT ASSETS
 Cash and cash equivalents                       $  5,513,098 $    5,680,943
 Accounts receivable - trade                               --          7,723
 Inventories - finished goods                           6,224          6,224
 Prepaid expenses and other current assets             17,037         35,084
                                                 ------------  -------------
    Total current assets                            5,536,359      5,729,974
                                                 ------------  -------------
PROPERTY AND EQUIPMENT
 Business center equipment                            237,309        329,925
 Machinery and equipment                              448,234        448,234
 Computer equipment                                   149,220        149,220
 Furniture and fixtures                                30,097         30,097
 Leasehold improvements                                12,377         12,377
                                                 ------------  -------------
    Total property and equipment                      877,237        969,853

 Less accumulated depreciation and amortization      (864,635)      (949,992)
                                                 ------------  -------------
    Net property and equipment                         12,602         19,861
                                                 ------------  -------------

INVESTMENT IN UNCONSOLIDATED INVESTEE               3,542,766      3,345,697
                                                 ------------  -------------
TOTAL ASSETS                                     $  9,091,727  $   9,095,532
                                                 ============  =============












            The accompanying footnotes are an integral part of these
                  unaudited consolidated financial statements.

                                  ZUNICOM, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31, 2010 December 31,2009
                                                           (unaudited)
                                                -------------- ----------------
CURRENT LIABILITIES
 Accounts payable                                     316,489         275,196
 Accrued liabilities                                   85,428         114,989
                                                -------------   -------------
    Total current liabilities                         401,917         390,185
                                                -------------   -------------
NON-CURRENT DEFERRED TAX LIABILITY                  2,481,306       2,461,396
                                                -------------   -------------
TOTAL LIABILITIES                                   2,883,223       2,851,581
                                                -------------   -------------
STOCKHOLDERS' EQUITY

Preferred  stock - $1.00 par value, 1,000,000
  shares  authorized;  60,208 and 60,208 Class
  A Preferred Shares issued and outstanding;
  liquidation preference of $316,092 as of
  March 31, 2010                                       60,208          60,208
Common stock - $0.01 par value; 50,000,000
  shares authorized; 9,733,527 and
  9,733,527 shares issued and out-
  standing                                             97,335          97,335
Additional paid-in capital                          9,114,773       9,102,096
Accumulated deficit                                (3,063,812)     (3,015,688)
                                                -------------   -------------
      Total stockholders' equity                    6,208,504       6,243,951
                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   9,091,727   $   9,095,532
                                                =============   =============














            The accompanying footnotes are an integral part of these
                  unaudited consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2010 and 2009

                                                         2010          2009
REVENUES                                           -------------- -------------
   Service revenue                                 $      81,175  $    161,511

COST OF REVENUES
   Direct servicing costs                                 25,790        26,138
                                                   -------------  ------------
GROSS PROFIT                                              55,385       135,373
                                                   -------------  ------------
OPERATING EXPENSES
   Selling, general and administrative                   272,769       302,280
   Depreciation and amortization of
     property and equipment                                4,340        16,320
                                                   -------------  ------------
     Total operating expenses                            277,110       318,600
                                                   -------------  ------------
LOSS FROM OPERATIONS                                    (221,725)     (183,227)

OTHER INCOME (EXPENSE)
   Interest income (expense) net, including
   $74,543 from related parties in 2009                    6,408        75,378
   Equity (Loss) in earnings of investee                 197,069      (723,504)
   Loss on equity transactions of investee                    --       (68,106)
   Loss on impairment                                         --    (5,793,679)
   Loss on sale of assets - net                           (2,918)       (6,345)
   Other Loss, net                                        (1,178)       (5,251)
                                                   -------------  ------------
     Total other income (expense)                        199,381   (6,521,507)
                                                   -------------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                  (22,344)   (6,704,734)
                                                   -------------  ------------
PROVISION FOR INCOME TAXES                              (19,910)     2,240,673
                                                   -------------  ------------
NET LOSS                                           $    (42,254)   $(4,464,061)
                                                   =============  ============
Net loss attributable
    to common stockholders                         $    (48,124)   $(4,470,105)
                                                   =============  ============
Net loss per share attributable to
    common stockholders
   Basic                                           $     (0.005)  $      (0.46)
                                                   =============  ============
   Diluted                                         $     (0.005)  $      (0.46)
                                                   =============  ============
Number of weighted average shares of common
    stock outstanding
   Basic                                               9,733,527     9,733,527
                                                   =============  ============
   Diluted                                             9,733,527     9,733,527
                                                   =============  ============

            The accompanying footnotes are an integral part of these
                  unaudited consolidated financial statements.
                                        6

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended March 31, 2010 and 2009

                                                         2010          2009
                                                   -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $     (42,254)  $(4,464,061)
Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization of property
   and equipment                                           4,340        16,320
 Impairment of investment in UPG                               -     4,367,891
 Impairment in value of UPG notes                              -     1,425,788
 Write off of property and equipment                       2,918         6,345
 Loss on equity transactions of investee                       -        68,106
 Equity (loss) in earnings of investee                  (197,069)      723,504
 Non-cash stock-based compensation                        12,678        12,678
 Provision for income taxes                               19,910    (2,240,673)
  Change in operating assets and liabilities:
 Accounts receivable - trade                               7,723        (4,776)
 Accounts receivable - other                                   -         1,322
 Inventories                                                   -        (1,248)
 Prepaid expenses and other current assets                18,047        11,910
 Accounts payable                                         41,293        23,166
 Accrued liabilities                                     (29,561)      (81,199)
                                                    -------------  ------------
 Net cash used in operating
   activities                                           (161,975)     (134,927)
                                                   -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of UPG stock                                         -      (20,400)
                                                   -------------  ------------
 Net cash (used in) investing
   activities                                                  -      (20,400)
                                                   -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes receivable                      -       365,625
   Dividends paid on preferred stock                      (5,870)       (6,044)
                                                   -------------  ------------
 Net cash (used in) provided by financing
   activities                                             (5,870)      359,581
                                                   -------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                167,845       204,254
Cash and cash equivalents at beginning of period       5,680,943     1,522,831
                                                   -------------  ------------
Cash and cash equivalents at end of period             5,513,098     1,727,085
                                                   =============  ============


            The accompanying footnotes are an integral part of these
                  unaudited consolidated financial statements.

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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three month period ended March 31, 2010. The results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2009.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statements of operations for the three months ended March 31, 2010 and 2009, of $12,678 and $12,678, respectively represents the amortization of the restricted stock grant to our chairman in 2007.

As of March 31, 2010, $63,529 of the restricted stock grant to our chairman remains unamortized, and $41,656 of the restricted stock grant to UPG employees remains unamortized. On January 21, 2009, the chief executive officer of UPG resigned and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. As a result 227,229 shares of Zunicom common stock have been returned to the Company and the investment in UPG has been reduced by $132,925.

Valuation Assumptions

The fair values of option awards are estimated at the grant date using a Black-Scholes option pricing model. There were no options issued in the three months ended March 31, 2010 or 2009.

Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

                                                              Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------  -----------------
Options outstanding at December 31, 2009           525,000   $           0.85

      Granted                                           --   $             --
      Exercised                                         --   $             --
      Canceled, lapsed  or forfeited                    --   $             --
                                           ---------------    ---------------
Options outstanding at March 31, 2010              525,000   $           0.85
                                           ===============    ===============

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at March 31, 2010:
                        Options Outstanding      Options Exercisable
                -------------------------------- --------------------
                             Weighted
                              Average
                             Remaining  Weighted             Weighted
                 Number of  Contractual  Average  Number of   Average
Range of          Options      Life     Exercise   Options   Exercise
Exercise Prices Outstanding (in years)   Price   Exercisable  Price
--------------- ----------- ----------- -------- ----------- --------
$ 0.90              400,000         0.5 $   0.90     400,000 $   0.90

$ 1.75               25,000         6.8 $   1.75      25,000 $   1.75

$ 0.45              100,000         3.0 $   0.45     100,000 $   0.45
                ----------- ----------- -------- ----------- --------
$ 0.45 - $ 1.75     525,000         1.3 $   0.85     425,000 $   0.85
                =========== =========== ======== =========== ========

At March 31, 2010, the aggregate intrinsic value of options outstanding was $20,000 and the aggregate intrinsic value of options exercisable was $20,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At March 31, 2010, all outstanding options were fully vested.

NOTE D - NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $5,870 and $6,044 for the three months ending March 31, 2010 and 2009, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 525,000 options and the dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock have not been included in the computation of dilutive net income per share for the three months ended March 31, 2010 or 2009 as the effect would be anti-dilutive.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three month period ended March 31, 2010 and 2009. Following is a summary of financial information of UPG for the three months ended March 31, 2010 and 2009:
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         ($ in thousands)
                                                        2010           2009
                                                   -------------  -------------
Net revenues                                       $     26,035   $     27,689
Cost of revenues                                         21,602         22,731
Gross profit                                              4,433          4,958
Operating expenses                                        3,473          6,164
Income (Loss) from operations                               960         (1,206)
Interest expense                                           (161)          (248)
Other income                                                  -              -
Income (Loss) from operations
    before income tax provision                             799         (1,454)
Income tax provision                                       (293)          (296)
                                                   ------------   ------------
Net income (Loss)                                   $       506  $      (1,750)
                                                   ============   ============

Following is a summary of the balance sheets for UPG for the three months ended March 31, 2010 and 2009.
                                               March 31, 2010  December 31, 2009
                                                       ($ in thousands)
                                               --------------  -----------------
Current assets                                        46,498             50,824
Noncurrent assets                                      2,464              2,579
Current liabilities                                   28,316             31,137
Noncurrent liabilities                                 1,059              5,336
Shareholders' equity                                  19,587             16,930

The Company evaluated its investment in UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred.
                                       10

The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As a result of the severe decline in the quoted market value, the Company recognized impairment in other income (loss) of $4,367,891 to adjust the cost basis in the investment to its estimated fair value. As a result the carrying value of the Company's investment in UPG as of March 31, 2010, is $3,335,425.

Note F: Fair Value of Financial Assets and Financial Liabilities

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities ("financial instruments"). SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

o Level 1: consists of financial instruments whose value is based on quoted market prices for identical financial instruments in an active market

o Level 2: consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly; Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active,
    (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument

o Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation

The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and their classification within the fair value hierarchy. As required by SFAS No. 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy.

Nonrecurring Fair Value Measures

                           March 31,                                 Total
(in millions)                2010      Level 1   Level 2  Level 3    Losses
------------------------------------------------------------------------------
Assets
Equity method investments $3,335,425  $3,335,425  $  --  $  --    $(3,335,425)
------------------------------------------------------------------------------

In accordance with Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock," we recognized an other than temporary impairment to other income (expense) of $4,367,891 to adjust our cost basis in our investment in UPG of approximately $7,916,442 to its estimated fair value (see Note E ). The valuation methodology utilized the quoted market value of UPG's publicly traded shares. The Company's investment in UPG is classified as a Level 1 financial instrument in the fair value hierarchy, as the estimated fair value of the investment is based on observable inputs.

NOTE G - RELATED PARTY NOTES

The Company held two unsecured promissory notes from UPG, one in the amount of $3,000,000 and a second note in the amount of $2,850,000 for a total of $5,850,000. Both notes were dated December 20, 2006 and carried the same terms. These terms provided for quarterly interest payments at an annual interest rate of 6% and principal payments in 16 equal quarterly installments of $365,625 each, beginning September 20, 2008. On December 16, 2009, both notes were paid in full and the Company received a total of $3,771,141 in settlement. The Company recorded $1,124,146 as a reversal of a valuation charge and a reduction in the impairment charge and an expense in general and administrative expenses of $301,641 for the discount on the notes.

NOTE H - SHAREHOLDERS' EQUITY

During the three months ended March 31, 2010 and 2009, the Company paid a cash dividend of $5,870 and $6,044, respectively, to the holders of its class A Preferred Stock.

NOTE I - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. As of March 31, 2010, the Company is not subject to any ongoing legal proceedings.

NOTE J - COMMITTMENTS

Leases

During the third quarter of 2008, the Company extended the office lease for one year to April 30, 2010 at the same rent and terms. In January 2010, AlphaNet vacated the leased premises and employees work from home. AlphaNet leased certain equipment located at customer sites as part of its Office(TM) product. The following table presents the Company's commitments on those leases.

------------- ---------
Lease            2010
------------- ---------
Equipment      $15,400
------------- ---------

NOTE K - SUBSEQUENT EVENT

On March 30, 2010, AlphaNet entered into a binding agreement to acquire the business and the assets of Advanced Computer Software, Inc., a New York corporation, doing business as Action Computer Systems for a purchase price of $495,000. Action Computer Systems is a reseller of point-of-sale software to restaurants in the New York metropolitan area and southern Connecticut. The software, Restaurant Manager, was developed by Action Systems Inc., Silver Spring, Maryland. On April 23, 2010, AlphaNet closed on the acquisition and now provides point-of-sale software, hardware systems and maintenance and support to restaurants in the New York metropolitan area and southern Connecticut.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Unaudited Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its wholly-owned subsidiary, AlphaNet.

REVENUES

For the three month period ended March 31, 2010, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $81,175 compared to $161,511 for the same period in 2009, a decrease of $80,336 or 49.7%. Revenues of the Office(TM) product line have been declining sharply in recent years due to increasing use of laptops by business travelers, increasing numbers of hotels turning their business centers into a "free to the guest" model for competitive reasons, and competition from large "full service" providers who include business centers as part of a complete package of outsourced administrative services to hotels.

On April 23, 2010, AlphaNet acquired a product line as a reseller of point-of-sale software to restaurants continuing its history of providing services to the hospitality industry. (See Footnote K, Subsequent Event, to the Consolidated Financial Statements below.) Management has determined that the Office(TM) product line is no longer viable and is taking steps to discontinue that product line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUES

For the three month period ended March 31, 2010, Zunicom's consolidated cost of revenues is $25,790 compared to $26,138 for the same period in 2008, a decrease of $348 or 1.3%. The small decrease is due to decreases in direct servicing costs for the Office(TM) product consistent with the decline in the number of installations offset by a credit of licensing fees received in the first quarter of 2009.

OPERATING EXPENSES

For the three month period ended March 31, 2010, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment decreased to $277,110 compared to $318,600 for the same period in 2009, a decrease of $41,490 or 13.0%. The decrease is due to a decrease in operating expenses of AlphaNet of $48,425, offset by an increase in Zunicom's expenses of $18,915, and a decrease in depreciation of $11,980.

AlphaNet's selling, general and administrative expenses for the three month period ending March 31, 2010 were $140,864 compared to $187,484 for the same period in 2009, a decrease of $46,620 or 24.9%. The decrease is primarily attributable to decreased compensation expense, decreased occupancy costs and decreased equipment costs. One position was eliminated in 2009 and in February 2009, AlphaNet's Canadian employees were put on a four day week reflecting the decline in workload due to decreased business for the Office (TM) product. In January 2010, AlphaNet vacated its office in Toronto and the employees began working from home.

Zunicom's selling, general and administrative expenses for the three month period ending March 31, 2010 were $131,905 compared to $114,796 for the same period in 2009, an increase of $17,109 or 14.9%. The increase is attributable to increased accounting and legal fees partially offset by decreased consulting fees. Increased legal fees are due to the acquisition of the restaurant point-of-sale software product line.

For the three month period ending March 31, 2010, the Company recorded $4,340 in depreciation and amortization expense compared to $16,320 in 2009. The decrease is principally due to declining equipment purchases in AlphaNet consistent with the decline in the Office(TM) product.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended March 31, 2010 was $6,408 compared to interest income of $75,378 for the same period in 2009, a decrease of $68,970, or 91.5%. The decrease is due to the payoff of the UPG notes. Since the note payoff date of December 16, 2009, interest income consists of interest on the UPG notes has consisted only of interest on bank cash balances.

Equity (loss) in earnings of investee of $197,069 represents Zunicom's share of UPG's net income for the three month period ended March 31, 2010 recorded in accordance with the equity method of accounting for an unconsolidated investee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Loss on sale of assets for the three months ended March 31, 2010, is $2,918 compared to a loss of $6,345 for the same period in 2009. The decrease in loss on disposal of AlphaNet equipment reflects the declining number of installations remaining.

The Company evaluated its investment in UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred. The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As a result of the severe decline in the quoted market value, the Company recognized an impairment in other income (loss) of $4,367,891 to adjust the costs basis in the investment to its estimated fair value. The carrying cost of the Company's investment in UPG as of March 31, 2010 is $3,335,425.

In conjunction with its evaluation of its investment in UPG described above, the Company also evaluated its two unsecured promissory notes from UPG in the amount of $4,753,125 to determine if an other than temporary decline in the fair value of the notes had occurred. The principle inputs in estimating the fair value of the UPG notes was the possible impairment of UPG's ability to service the notes in the future given the revenue decline in the first quarter of 2009, especially from its largest customer, and the profitability decline from 2007 to the first quarter of 2009. As a result, the Company recognized a valuation loss in other income (loss) of $1,425,788 to adjust the cost basis of the notes to their estimated fair value. As a result, the carrying value of the UPG notes as of March 31, 2009, was $3,327,338. The notes were paid off on December 16, 2009 (See Note K below).

The Company recognized the other than temporary decline in the value of its investment in UPG and the valuation loss in the long term note receivable totaling
$5,793,679 in other income (expense) in its statement of operations for the three months ended March 31, 2009.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $5,513,098 at March 31, 2010.

Net cash used in operating activities was $161,975 for the three month periodended March 31, 2010 as compared to $134,927 for the same period in 2009. The cash used in operating activities is primarily attributable to the net loss of $42,254 offset by depreciation of $4,340, write off of property and equipment of $2,918, non-cash stock based compensation of $12,678, provision for federal income taxes of $19,910, and an increase in working capital of $37,502, offset by an increase in equity in earnings of investee of $197,069.

For the three months ended March 31, 2010 there was no cash flow from investing activities.

Net cash used in financing activities for the three-month period ended March
31, 2010 was $5,870 representing payment of a cash dividend on the Company's preferred stock.
                                       15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Zunicom management believes that cash on hand will be sufficient to meet its operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Our customers are primarily located in the country-regionU.S. and a few customers in Canada. Our exchange rate risk between the US and Canadian dollar is minimal because we conduct so little business in Canada. In addition, the aggregate impact of any likely exchange rate fluctuations would be immaterial as most payments are made in U.S. dollars. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the three months ended March 31, 2010. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2010 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

        10.1 Second Amended and Restated Creditors Subordination Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, Commission File No. 0-27210, filed August 14, 2008)

        10.2 Purchase and Sale agreement between AlphaNet Hospitality Systems, Inc. Advanced Computer Software, Inc. dated March 30, 2010 (incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended December 31, 2009, Commission File No. 000-27210, filed April 7, 2010)

        14.1 Code of Ethics and Business Conduct as adopted March 30, 2004 (incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003, Commission File No. 0-27210, filed March 31, 2004)

        31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

        31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

        32.1 Certification  of Chief  Executive  Officer  Pursuant  to 18 U.S.C.
             Section   1350,   as  adopted   Pursuant  to  Section  906  of  the
             Sarbanes-Oxley  Act of 2002*

        32.2 Certification of  Chief Financial Officer  Pursuant  to  18  U.S.C.
             Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
-----------------
* Filed herewith.                       17

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  May 14, 2010                    /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)