Form 10-Q
period 2010-06-30
ZUNICOM INC
filed 2010-08-16
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, State D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the six month period ended June 30, 2010

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

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                  Yes [ ] No [X]

     As of July 31, 2010, 9,733,527 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at June 30, 2010
and Consolidated Balance Sheet at December 31, 2009. . . . . . . . . . 4

Unaudited Consolidated Statements of Operations for the
Three and six months ended June 30, 2010 and 2009 . . . . . .. . . . . 6

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009. . . . . .. . . . . . . . . . . . . . . . 8

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

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                June 30, 2010 December 31,2009
                                                 (unaudited)
                                                -------------- ----------------
CURRENT ASSETS
 Cash and cash equivalents                       $  4,675,596 $    5,680,943
 Accounts receivable - trade, net of
   allowance for doubtful accounts of
   $7,854 (2009 - $0)                                  59,239          7,723
 Inventories - finished goods                           6,226          6,224
 Prepaid expenses and other current assets             58,081         35,084
                                                 ------------  -------------
    Total current assets                            4,799,142      5,729,974
                                                 ------------  -------------
PROPERTY AND EQUIPMENT
 Business center equipment                            211,150        329,925
 Machinery and equipment                              448,233        448,234
 Computer equipment                                   149,220        149,220
 Furniture and fixtures                                40,097         30,097
 Leasehold improvements                                12,377         12,377
                                                 ------------  -------------
    Total property and equipment                      861,077        969,853

 Less accumulated depreciation and amortization      (843,536)      (949,992)
                                                 ------------  -------------
    Net property and equipment                         17,541         19,861
                                                 ------------  -------------

INTANGIBLE ASSETS, NET                                465,500             --

INVESTMENT IN UNCONSOLIDATED INVESTEE               3,878,228      3,345,697
                                                 ------------  -------------
TOTAL ASSETS                                     $  9,160,411  $   9,095,532
                                                 ============  =============











                                   (Continued)

                                  ZUNICOM, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                June 30, 2010 December 31,2009
                                                  (unaudited)
                                                -------------- ----------------
CURRENT LIABILITIES
 Accounts payable                                     349,604         275,196
 Accrued liabilities                                   67,250         114,989
 Customer deposits                                     31,596              --
                                                -------------   -------------
    Total current liabilities                         448,450         390,185
                                                -------------   -------------
NON-CURRENT DEFERRED TAX LIABILITY                  2,487,826       2,461,396
                                                -------------   -------------
TOTAL LIABILITIES                                   2,936,276       2,851,581
                                                -------------   -------------
STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value, 1,000,000
  shares authorized; 60,208 (2009 - 60,208)
  Class A Preferred Shares issued and
  outstanding; liquidation preference of
  $316,092 as of June 30, 2010                         60,208          60,208
Common stock - $0.01 par value; 50,000,000
  shares authorized; 9,733,527
  (2009 - 9,733,527) shares issued and out-
  standing                                             97,335          97,335
Additional paid-in capital                          9,127,594       9,102,096
Accumulated deficit                                (3,061,002)     (3,015,688)
                                                -------------   -------------
      Total stockholders' equity                    6,224,135       6,243,951
                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   9,160,411   $   9,095,532
                                                =============   =============
















       The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

                                  ZUNICOM, INC.
          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three
               Months and Six Months Ended June 30, 2010 and 2009

                           For the three months ended  For the six months ended
                           -------------------------  -------------------------
                                   June 30,                    June 30,
                           -------------------------  -------------------------
                              2010          2009          2010          2009
                              ----          ----          ----          ----
REVENUES
Sales revenue           $    168,959  $         --  $    168,959  $         --
Service revenue               97,552       146,643       178,727       308,154
                        ------------  ------------  ------------  ------------
Total revenue                266,511       146,643       347,686       308,154
                        ------------  ------------  ------------  ------------
COST OF REVENUES
Cost of Sales                 96,853                      96,853            --
Direct servicing costs        39,347        44,106        65,137        70,244
                        ------------  ------------  ------------  ------------
Total cost of revenues       136,200        44,106       161,990        70,244
                        ------------  ------------  ------------  ------------
GROSS PROFIT                 130,311       102,537       185,696       237,910
                        ------------  ------------  ------------  ------------
OPERATING EXPENSES
 Selling, general and
  administrative             430,634       304,956       703,403       607,236
Depreciation and amortization
of property and equipment     23,123        11,794        27,463        28,114
                        ------------  ------------  ------------  ------------
                             453,757       316,750       730,866       635,350
                        ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS        (323,446)     (214,213)     (545,170)     (397,440)

OTHER INCOME (EXPENSES)
 Interest income net,including
  $0,$69,058,$0, and $143,465,
  from related parties         5,563        70,157        11,971       145,535
(Loss) equity in earnings
  of investee                335,462       241,504       532,531      (482,000)
Loss on impairment                --            --            --    (5,793,679)
 Other, net                   (2,831)       63,065        (6,927)      (16,636)
                        ------------  ------------  ------------  ------------
                             338,194       374,726       537,575    (6,146,780)
                        ------------  ------------  ------------  ------------
(LOSS) INCOME BEFORE PROVISION
  FOR INCOME TAXES            14,748       160,512        (7,596)   (6,544,220)

INCOME TAX(EXPENSE)BENEFIT    (6,520)        1,092       (26,430)    2,241,765
                        ------------  ------------  ------------  ------------
NET (LOSS) INCOME       $      8,228  $    161,604  $    (34,026) $ (4,302,455)
                        ============  ============  ============  ============




                                   (Continued)

                                  ZUNICOM, INC.
          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months
               and Six Months Ended June 30, 2010 and 2009
                                   (Continued)


                           For the three months ended  For the six months ended
                           -------------------------  -------------------------
                                   June 30,                    June 30,
                           -------------------------  -------------------------
                              2010          2009          2010          2009
                              ----          ----          ----          ----
Net income (loss)
attributable to common
stockholders            $      2,809  $    156,185  $    (45,314) $ (4,313,918)
                        ============  ============  ============  ============
Net income (loss) per share
 attributable to common
 stockholders
    Basic               $       0.01  $       0.02  $      (0.01) $      (0.44)
                        ============  ============  ============  ============
    Diluted             $       0.01  $       0.02  $      (0.01) $      (0.44)
                        ============  ============  ============  ============
Number of weighted average
 shares of common stock
 outstanding
    Basic                  9,733,527     9,733,527     9,733,527     9,759,891
                        ============  ============  ============  ============
    Diluted                9,953,943     9,853,943     9,733,527     9,759,891
                        ============  ============  ============  ============

























            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Six Months Ended June 30, 2010 and 2009

                                                         2010          2009
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $    (34,025) $ (4,302,455)
Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization of property
   and equipment                                         27,463        28,114
 Impairment of investment in UPG                             --     4,367,891
 Impairment in value of UPG notes                            --     1,425,788
 Write off of property and equipment                      4,356         8,792
 (Loss) equity in earnings of investee                 (532,531)      482,000
 Non-cash stock-based compensation                       25,496        25,496
 Provision for income taxes                              26,430    (2,241,765)
 Change in operating assets and liabilities:
 Accounts receivable - trade                            (51,516)          264
 Accounts receivable - other                                 --         3,366
 Inventories                                                 --        (1,247)
 Prepaid expenses and other current assets              (22,996)      (28,826)
 Accounts payable                                        74,408        (3,810)
 Accrued liabilities                                    (47,739)      (98,518)
 Customer deposits                                       31,596            --
 Dividends payable                                           --         5,419
                                                   ------------  ------------
 Net cash used in operating activities                 (499,058)     (329,491)
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of business assets                           (495,000)           --
 Purchase of UPG stock                                       --       (20,400)
                                                    ------------  -----------
 Net cash used in investing activities                 (495,000)      (20,400)
                                                    ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes receivable                      --       731,250
 Dividends paid on preferred stock                      (11,289)      (11,463)
                                                   ------------   -----------
 Net cash (used in)provided by financing activities     (11,289)      719,787
                                                   ------------   -----------
NET (DECREASE) INCREASE  IN CASH AND CASH
 EQUIVALENTS                                         (1,005,347)      369,896
Cash and cash equivalents at beginning of period      5,680,943     1,522,831
                                                   ------------   -----------
Cash and cash equivalents at end of period            4,675,596     1,892,727
                                                   ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      $         46   $        --
                                                   ============   ===========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), has been a provider of guest communication services to the hospitality market. AlphaNet will exit this business as of August 31, 2010. In April of 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City (Note K). Zunicom also holds a 41 percent ownership interest in UPG, a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, provider of third-party logistics services and a custom battery pack assembler.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2010. The results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2009.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2010 and 2009, of $12,819, $25,496, $12,819, and $25,496, respectively represents the amortization of the restricted stock grant to the Company's chairman in 2007.

As of June 30, 2010, $50,711 of the restricted stock grant to the Company's chairman remains unamortized, and $31,270 of the restricted stock grant to UPG employees remains unamortized. On January 21, 2009, the chief executive officer of UPG resigned and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. As a result 227,229 shares of Zunicom common stock have been returned to the Company and the investment in UPG has been reduced by $132,925.

Valuation Assumptions

The fair values of option awards are estimated at the grant date using a Black-Scholes option pricing model. There were no options issued in the six months ended June 30, 2010 or 2009.

Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

                                                              Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------  -----------------
Options outstanding at December 31, 2009           525,000   $           0.85
      Granted                                           --   $             --
      Exercised                                         --   $             --
      Canceled, lapsed  or forfeited                    --   $             --
                                           ---------------   ----------------
Options outstanding at June 30, 2010               525,000   $           0.85
                                           ===============   ================

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at June 30, 2010:
                        Options Outstanding      Options Exercisable
                -------------------------------- --------------------
                             Weighted
                              Average
                             Remaining  Weighted             Weighted
                 Number of  Contractual  Average  Number of   Average
Range of          Options      Life     Exercise   Options   Exercise
Exercise Prices Outstanding (in years)   Price   Exercisable  Price
--------------- ----------- ----------- -------- ----------- --------
$ 0.90              400,000         0.3 $   0.90     400,000 $   0.90

$ 1.75               25,000         6.6 $   1.75      25,000 $   1.75

$ 0.45              100,000         2.8 $   0.45     100,000 $   0.45
                ----------- ----------- -------- ----------- --------
$ 0.45 - $ 1.75     525,000         1.1 $   0.85     525,000 $   0.85
                =========== =========== ======== =========== ========

At June 30, 2010, the aggregate intrinsic value of options outstanding was $5,000 and the aggregate intrinsic value of options exercisable was $5,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At June 30, 2010, all outstanding options were fully vested.

NOTE D - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) decreased (increased) by the preferred stock dividends of $5,419, $11,289, $5,419, and $11,463 for the three and six months ended June 30, 2010 and 2009, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock

NOTE D - NET INCOME (LOSS) PER SHARE 9CONTINUED)

equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 525,000 options and the dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock have not been included in the computation of dilutive net income per share for the six months ended June 30, 2010 or 2009 as the effect would be anti-dilutive. However, 100,000 in-the-money options and the dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock were included in the computation of dilutive net income per share for the three months ended June 30, 2010 and 2009.

NOTE E - UNCONSOLIDATED SUBSIDIARY - INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three and six month periods ended June 30, 2010 and 2009. Following is a summary of financial information of UPG for the three and six months ended June 30, 2010 and 2009:
                                       Three and Six Months Ended June 30,
                              ----------- ----------- ----------- -----------
                                  2010        2009       2010         2009
                              ----------- ----------- ----------- -----------
                                              ($ in thousands)
----------------------------- ----------- ----------- ----------- -----------
Net revenues                  $   28,394  $   27,947  $   54,429  $   55,636
----------------------------- ----------  ----------  ----------  ----------
Cost of revenues                  23,333      22,993      44,935      45,724
----------------------------- ----------  ----------  ----------  ----------
Gross profit                       5,061       4,954       9,494       9,912
----------------------------- ----------  ----------  ----------  ----------
Operating expenses                 3,657       3,787       7,131       9,951
----------------------------- ----------  ----------  ----------  ----------
Income (Loss) from operations      1,404       1,168       2,363         (39)
----------------------------- ----------  ----------  ----------  ----------
Interest expense                    (237)       (233)       (398)       (481)
----------------------------- ----------  ----------  ----------  ----------
Other income                           -           -           -           -
----------------------------- ----------  ----------  ----------  ----------
Income (Loss) from operations
 before income tax provision       1,167         934       1,965       (520)
----------------------------- ----------  ----------  ----------  ----------
Income tax provision                (323)       (322)       (616)       (618)
                              ----------  ----------  ----------  ----------
Net income (Loss)             $      844  $      612  $   (1,349)     (1,138)
                              ==========  ==========  ==========  ==========
Following is a summary of the balance sheets for UPG for the six months ended June 30, 2010 and 2009.
                                               June 30, 2010  December 31, 2009
                                                       ($ in thousands)
                                               --------------  -----------------
Current assets                                        42,808             46,706
Noncurrent assets                                      2,340              2,933
Current liabilities                                   23,820             29,303
Noncurrent liabilities                                   852              1,305
Shareholders' equity                                  20,475             19,031

The Company evaluated its investment in UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred. The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As a result of the severe decline in the quoted market value, the Company recognized impairment in other income (expense) of $4,367,891 to adjust the cost basis in the investment to its estimated fair value. The carrying value of the Company's investment in UPG as of June 30, 2010, is $3,878,228.

NOTE F: FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

The Company utilizes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

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

The Company recognized an other than temporary impairment to other income (expense) of $4,367,891 to adjust the cost basis in the Company's investment in UPG of approximately $7,916,442 to its estimated fair value (see Note E ). The valuation methodology utilized the quoted market value of UPG's publicly traded shares. The Company's investment in UPG is classified as a Level 1 financial instrument in the fair value hierarchy, as the estimated fair value of the investment is based on observable inputs.

NOTE G - RELATED PARTY NOTES

Through December 15, 2009, the Company held two unsecured promissory notes from UPG, one in the amount of $3,000,000 and a second note in the amount of $2,850,000 for a total of $5,850,000. Both notes were dated December 20, 2006 and carried the same terms. These terms provided for quarterly interest payments at an annual interest rate of 6% and principal payments in 16 equal quarterly installments of $365,625 each, beginning September 20, 2008. On December 16, 2009, both notes were paid in full, and the Company received cash of $3,771,141. The Company recorded $1,124,146 as a reversal of a valuation charge and a reduction in the impairment charge and an expense in general and administrative expenses of $301,641 for the discount on the notes.

NOTE H - SHAREHOLDERS' EQUITY

During the three and six months ended June 30, 2010 and 2009, the Company paid a cash dividend of $5,419, $11,289, $5,419 and $11,463, respectively, to the holders of its class A Preferred Stock.

NOTE I - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. As of June 30, 2010, the Company is not subject to any ongoing legal proceedings.

NOTE J - COMMITTMENTS

Leases

During the third quarter of 2008, the Company extended the office lease for one year to April 30, 2010 at the same rent and terms. In January 2010, AlphaNet vacated the leased premises. AlphaNet leased certain equipment located at customer sites as part of its Office (TM) product. As of August 31, 2010, the Company will discontinue its office (TM) product. As a result, the Company has no further commitments related to its office (TM) product.

On April 23, 2010, AlphaNet closed on the acquisition of Action Computer Systems (Note K) and now provides point-of-sale software, hardware systems and maintenance and support to restaurants in the New York metropolitan area and southern Connecticut. The Company assumed Action Computer Systems' lease on approximately 1,200 square feet of office space in Larchmont, New York. The Company's commitment for rent is as follows.


------------- ---------   -------  -------  -------  -------  --------
                   2010     2011     2012     2013     2014     Total
------------- ---------   -------  -------  -------  -------  --------
Office lease    $11,818   $23,818  $25,892  $26,669  $25,117  $113,314
------------- ---------   -------  -------  -------  -------  --------

NOTE K - PURCHASE OF BUSINESS

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

The following represents the preliminary purchase price allocation at the date of the acquisition:

Customer Lists                 $335,000
Covenant not to compete        $150,000
Fixed Assets                   $ 10,000
---------------------------------------
Purchase price                 $495,000

The purchase price is not considered final as of the date of this report as the Company is still reviewing all of the underlying assumptions and calculations used in the allocation. However, the Company believes the final purchase price allocation will not be materially different than that presented herein.

The total revenue and earnings of Action Computer Systems since the date of acquisition, included in the consolidated income statement for the three and six months ended dateYear2010Day30Month6June 30, 2010 was $241,236 and $241,236 respectively.

Supplemental pro-forma information regarding the results of the combined entity for the current reporting periods and the comparative periods presented in these consolidated financial statements has not been presented as the financial information is not available and it is impracticable for management to reasonably estimate the effect for disclosure. Management does not believe the pro forma results to be materially different from actual results for the periods ended June 30, 2010 and June 30, 2009.

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

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its wholly-owned subsidiary, AlphaNet. AlphaNet has been a provider of guest communication services to the hospitality market. AlphaNet will exit this business as of August 31, 2010. AlphaNet recently purchased the assets and business of Action Computer Systems and is now a reseller of point of sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City.

Three months ended June 30, 2010

REVENUES

For the three month period ended June 30, 2010, Zunicom, through its wholly owned subsidiary Alphanet which now consists of two product lines, had consolidated revenues of $266,511 compared to $146,643 for the same period in 2009, an increase of $119,868 or 81.7%. Revenues of the Office (TM) product line have been declining sharply in recent years due to increasing use of laptops by business travelers, increasing numbers of hotels turning their business centers into a "free to the guest" model for competitive reasons, and competition from large "full service" providers who include business centers as part of a complete package of outsourced administrative services to hotels.

On April 23, 2010, AlphaNet acquired a product line as a reseller of point-of-sale software to restaurants continuing its history of providing services to the hospitality industry. (See Footnote K, Purchase of Business, to the Consolidated Financial Statements above.) Management has determined that the Office (TM) product line is no longer viable and will discontinue that product line effective August 31, 2010.

From the acquisition date (April 23, 2010) through June 30, 2010, Action Computer Systems had revenue of $241,236. Revenue from the Office (TM) product for the three months ended June 30, 2010, was $25,275 compared to $146,643 for the same period in 2009, a decrease of $121,368 or 82.8%.

COST OF REVENUES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

From the acquisition date (April 23, 2010) through June 30, 2010, Action Computer Systems had cost of revenue of $128,270. Cost of revenue for the Office
(TM) product for the three months ended June 30, 2010, was $7,930 compared to $44,106 for the same period in 2009, a decrease of $36,176 or 82.0%.

OPERATING EXPENSES

For the three month period ended June 30, 2010, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment increased to $453,758 compared to $316,750 for the same period in 2009, an increase of $137,008 or 43.2%. The increase is due to a decrease in operating expenses of AlphaNet of $45,089, offset by an increase in Zunicom's expenses of $38,159, and Action Computer Systems operating expenses from the acquisition date through June 30, 2010, of $143,938.

AlphaNet's selling, general and administrative expenses for the three month period ended June 30, 2010 were $130,215 compared to $167,145 for the same period in 2009, a decrease of $36,930 or 22.1%. The decrease is primarily attributable to decreased occupancy costs of $18,827 and decreases in equipment and other costs related to the Office (TM) product of $30,082. Employment costs increased by $11,979 consisting of a decrease in employment costs of $28,021 offset by a settlement of an employment contract for $40,000. The Office (TM) product is being wound down and the Company will exit that business effective August 31, 2010.

Zunicom's selling, general and administrative expenses for the three month period ended June 30, 2010 were $176,315 compared to $137,811 for the same period in 2009, an increase of $38,504 or 42.4%. The increase is attributable to increased accounting, legal, and consulting fees. The increased fees are related to the acquisition of Action Computer Systems.

For the three month period ended June 30, 2010, the Company recorded $23,123 in depreciation and amortization expense compared to $11,794 in 2009. The increase is due to depreciation and amortization of the assets acquired in the acquisition of Action Computer Systems.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended June 30, 2010 was $5,563 compared to interest income of $70,157 for the same period in 2009, a decrease of $64,594, or 92.1%. The decrease is due to the payoff of the UPG notes. Since the note payoff date of December 16, 2009, interest income consists only of interest on bank cash balances.

Equity in earnings of investee of $335,462 represents Zunicom's share of UPG's net income for the three month period ended June 30, 2010 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Other, net, consists of loss on foreign exchange of $1,393 and loss on sale of assets of $1,438 for the three months ended June 30, 2010, compared to other, net, of $63,065 in 2009. Other, net, in 2009 consisted of a loss on foreign exchange of $2,595 and loss on sale of assets of $2,447 offset by a gain on equity transactions of investee of $68,106.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six months ended June 30, 2010

REVENUES

For the six month period ended June 30, 2010, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $347,686 compared to $308,154 for the same period in 2009, an increase of $39,532 or 12.8%. Revenues of the Office (TM) product line have been declining sharply in recent years due to increasing use of laptops by business travelers, increasing numbers of hotels turning their business centers into a "free to the guest" model for competitive reasons, and competition from large "full service" providers who include business centers as part of a complete package of outsourced administrative services to hotels.

On April 23, 2010, AlphaNet acquired a product line as a reseller of point-of-sale software to restaurants continuing its history of providing services to the hospitality industry. (See Footnote K, Purchase of Business, to the Consolidated Financial Statements above.) Management has determined that the Office (TM) product line is no longer viable and will discontinue that product line effective August 31, 2010.

From the acquisition date (April 23, 2010) through June 30, 2010, Action Computer Systems had revenue of $241,236. Revenue from the Office (TM) product for the six months ended June 30, 2010, was $106,450 compared to $308,154 for the same period in 2009, a decrease of $201,704 or 65.4%.

COST OF REVENUES

For the six month period ended June 30, 2010, Zunicom's consolidated cost of revenues is $161,990 compared to $70,244 for the same period in 2009, an increase of $91,746 or 130.6%. This increase is due to the acquisition of Action Computer Systems on April 23, 2010.

From the acquisition date (April 23, 2010) through June 30, 2010, Action Computer Systems had cost of revenue of $128,270. Cost of revenue for the Office
(TM) product for the three months ended June 30, 2010, was $33,720 compared to $70,244 for the same period in 2009, a decrease of $36,524 or 52.0%.

OPERATING EXPENSES

For the six month period ended June 30, 2010, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment increased to $730,867 compared to $635,350 for the same period in 2009, an increase of $95,517 or 15.0%. The increase is due to a decrease in operating expenses of AlphaNet of $105,148, offset by an increase in Zunicom's expenses of $56,727, and Action Computer Systems operating expenses from the acquisition date through June 30, 2010, of $143,938.

AlphaNet's selling, general and administrative expenses for the six month period ended June 30, 2010 were $271,079 compared to $356,433 for the same period in 2009, a decrease of $85,354 or 23.9%. The decrease is primarily attributable to decreased occupancy costs of $36,852 and decreases in equipment and other costs

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

related to the Office (TM) product of $36,267. Employment costs decreased by $12,235, consisting of a decrease in employment costs of $52,235 offset by a settlement of an employment contract for $40,000. The Office (TM) product is being wound down and the Company will exit that business effective August 31, 2010.

Zunicom's selling, general and administrative expenses for the six month period ended June 30, 2010 were $308,220 compared to $250,803 for the same period in 2009, an increase of $57,417 or 22.9%. The increase is attributable to increased accounting, legal, and consulting fees. The increased fees are related to the acquisition of Action Computer Systems.

For the six month period ended June 30, 2010, the Company recorded $27,463 in depreciation and amortization expense compared to $28,114 in 2009. The increase is due to depreciation and amortization of the assets acquired in the acquisition of Action Computer Systems.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the six month period ended June 30, 2010 was $11,971 compared to interest income of $145,535 for the same period in 2009, a decrease of $133,564, or 91.8%. The decrease is due to the repayment of the UPG notes. Since repayment of the note on December 16, 2009, interest income consists only of interest on bank cash balances.

Equity in earnings of investee of $532,531 represents Zunicom's share of UPG's net income for the six month period ended June 30, 2010 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Other, net, consists of loss on foreign exchange of $2,571 and loss on sale of assets of $4,356 for the six months ended June 30, 2010, compared to a loss on foreign exchange of $7,845 and loss on sale of assets of $8,792.

The Company evaluated its investment in UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred. The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As a result of the severe decline in the quoted market value, the Company recognized an impairment in other income (loss) of $4,367,891 to adjust the costs basis in the investment to its estimated fair value. The carrying cost of the Company's investment in UPG as of June 30, 2010 is $3,335,425.

In conjunction with its evaluation of its investment in UPG described above, the Company also evaluated its two unsecured promissory notes from UPG in the amount of $4,753,125 to determine if an other than temporary decline in the fair value of the notes had occurred. The principle inputs in estimating the fair value of the UPG notes was the possible impairment of UPG's ability to service the notes in the future given the revenue decline in the first quarter of 2009, especially from its largest customer, and the profitability decline from 2007 to the first quarter of 2009. As a result, the Company recognized a valuation loss in other income (loss) of $1,425,788 to adjust the cost basis of the notes to their estimated fair value. As a result, the carrying value of the UPG notes as of March 31, 2009, was $3,327,338. The notes were paid off on December 16, 2009 (See Note G above).

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $4,675,596 at June 30, 2010.

Net cash used in operating activities was $499,058 for the six month period ended June 30, 2010 as compared to $329,491 for the same period in 2009. The cash used in operating activities is primarily attributable to the net loss of $47,505 offset by depreciation of $27,463, write off of property and equipment of $4,356, non-cash stock based compensation of $25,496, provision for federal income taxes of $19,910, and an increase in working capital of $3,752, offset by an increase in equity in earnings of investee of $532,531.

For the six months ended June 30, 2010 cash flow used in investing activities was $495,000 representing the acquisition of Action Computer Systems.

Net cash used in financing activities for the six month period ended June 30, 2010 was $11,289 representing payment of a cash dividend on the Company's preferred stock.

Zunicom management believes that cash on hand will be sufficient to meet its operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Our customers are primarily located in the United States. Up until we exit the Office (TM) product line on August 31, 2010, we have one customer in Canada and as such, our exchange rate risk between the US and Canadian dollar is minimal. In addition, the aggregate impact of any likely exchange rate fluctuations would be immaterial as most payments are made in U.S. dollars. We have not used derivative instruments to hedge our foreign exchange risks. Subsequent to August 31, 2010, all of our customers will be in the United States and we will no longer be subject to any foreign currency risk.

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the six months ended June 30, 2010. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2010 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management has determined that the newly acquired business of Action Computer Systems is an exception to the above comments. The disclosure controls and procedures and the internal control over financial reporting has not been adequate within Action Computer Systems. Management is taking steps to implement internal controls and disclosure controls and procedures to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  August 14, 2010                 /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)