Form 10-Q
period 2010-09-30
ZUNICOM INC
filed 2010-11-15
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, State D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the nine month period ended September 30, 2010

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

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                Yes [ ] No [X]

     As of October 31, 2010, 9,733,527 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  Zunicom, Inc.
                                      INDEX

                                                                      Page
                                                                      ----
PART I - Financial Information

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheet at September 30, 2010
and Consolidated Balance Sheet at December 31, 2009. . . . . . . . . . 4

Unaudited Consolidated Statements of Operations for the
Three and nine months ended September 30, 2010 and 2009 . . . .. . . . 6

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009. . . . . . . . . . . . . . . . . . . 9

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

Certifications

PART  I  -  FINANCIAL  INFORMATION
----------------------------------
Item  1.  Financial  Statements


                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    September 30,  December 31,
                                                         2010          2009
                                                     (unaudited)
                                                    ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                          $  4,479,130  $  5,680,943
 Accounts receivable - trade                              66,560         7,723
 Inventories - finished goods                                  -         6,224
 Prepaid expenses and other current assets                45,560        35,084
                                                    ------------  ------------
    Total current assets                               4,591,250     5,729,974
                                                    ------------  ------------
PROPERTY AND EQUIPMENT
 Business center equipment                                     -       329,925
 Machinery and equipment                                       -       448,234
 Computer equipment                                            -       149,220
 Furniture and fixtures                                   10,000        30,097
 Leasehold improvements                                        -        12,377
                                                    ------------  ------------
    Total property and equipment                          10,000       969,853

 Less accumulated depreciation and amortization             (833)     (949,992)
                                                    ------------  ------------
    Net property and equipment                             9,167        19,861
                                                    ------------  ------------

INTANGIBLE ASSETS, NET                                   436,250            --

INVESTMENT IN UNCONSOLIDATED INVESTEE                  4,239,794     3,345,697
                                                    ------------  ------------

TOTAL ASSETS                                        $  9,276,461  $  9,095,532
                                                    ============  ============










                                   (Continued)

                                  ZUNICOM, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    September 30,  December 31,
                                                         2010          2009
                                                     (unaudited)
                                                    ------------- -------------
CURRENT LIABILITIES
 Accounts payable                                   $    325,921  $    275,196
 Accrued liabilities                                      32,971       114,989
 Customer deposits                                        22,553            --
                                                    ------------  ------------
    Total current liabilities                            381,445       390,185
                                                    ------------  ------------
DEFERRED TAX LIABILITY                                 2,596,899     2,461,396
                                                    ------------  ------------
TOTAL LIABILITIES                                      2,978,344     2,851,581
                                                    ------------  ------------
STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value, 1,000,000
  shares authorized; 60,208 (2009 -
  60,208) Class A Preferred Shares issued and
  outstanding; liquidation preference of
  $316,092 as of September 30, 2010                       60,208        60,208

Common stock - $0.01 par value; 50,000,000
  shares authorized; 9,733,527
  (2009 - 9,733,527) shares issued and out-
  standing                                                97,335        97,335
Additional paid-in capital                             9,140,554     9,102,096
Accumulated deficit                                   (2,999,980)   (3,015,688)
                                                    ------------  ------------
      Total stockholders' equity                       6,298,117     6,243,951
                                                    ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  9,276,461  $  9,095,532
                                                    ============  ============












            The accompanying footnotes are an integral part of these
                  unaudited consolidated financial statements.

                                  ZUNICOM, INC.
      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months
                and Nine Months Ended September 30, 2010 and 2009

                           For the three months ended  For the nine months ended
                           -------------------------  -------------------------
                                 September 30,               September 30,
                                   --------                    --------
                              2010          2009          2010          2009
                              ----          ----          ----          ----
REVENUE
Sales                       $    252,844 $         -- $    421,802 $         --
Service                           94,120           --      166,396           --
                            ------------ ------------ ------------ ------------
TOTAL REVENUE                    346,963           --      588,198           --
                            ------------ ------------ ------------ ------------
COST OF REVENUE
Cost of sales                    130,586           --      227,439           --
Direct servicing costs            45,450           --       76,867           --
                            ------------ ------------ ------------  -----------
TOTAL COST OF REVENUE            176,036           --      304,306           --
                            ------------ ------------ ------------  -----------
GROSS PROFIT                     170,927           --      283,892           --


OPERATING EXPENSES
 Selling, general and
  administrative                 295,552       98,927      727,877      349,730
Depreciation and
  amortization of property
  and equipment                   29,750          180       49,583          871
                            ------------ ------------ ------------  -----------
                                 325,302       99,107      777,460      350,601
                            ------------ ------------ ------------  -----------
LOSS FROM OPERATIONS            (154,375)     (99,107)    (493,568)    (350,601)

OTHER INCOME (EXPENSES)
 Interest income
  net, including $0, $66,353,
  $0, and $209,818, from
  related parties                  4,573       67,414       16,591      212,949
Equity (loss) in earnings
  Of unconsolidated investee     361,567      241,287      894,098     (240,713)
Loss on impairment                    --           --           --   (5,793,679)
                            ------------ ------------ ------------  -----------
                                 366,141      308,702      910,689   (5,821,443)
                            ------------ ------------ ------------  -----------








            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months and Nine Months
                        Ended September 30, 2010 and 2009
                                   (Continued)

                           For the three months ended  For the nine months ended
                           -------------------------  -------------------------
                                 September 30,               September 30,
                                   --------                    --------
                               2010         2009           2010         2009
                               ----         ----           ----         ----
INCOME (LOSS) BEFORE TAXES
 AND DISCONTINUED OPERATIONS     211,766      209,594      417,121   (6,172,044)

PROVISION FOR RECOVERY
 OF INCOME TAXES                (121,399)      38,588     (220,232)   2,225,075
                            ------------ ------------ ------------  -----------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                       90,367      248,182      196,889   (3,946,969)
LOSS FROM DISCONTINUED
 OPERATIONS, NET OF TAXES        (23,926)     (60,768)    (164,474)    (168,072)
                            ------------ ------------ ------------  -----------
NET INCOME (LOSS)           $     66,441 $    187,414 $     32,415  $(4,115,041)
                            ============ ============ ============  ===========
Net income (loss)
attributable to common
stockholders                $     61,022 $    181,995 $     15,707  $(4,131,922)
                            ============ ============ ============  ===========
 Basic net income (loss)
  per share attributable
  to common stockholders:
  Income from continuing
  operations                $      0.01  $       0.03 $      0.03   $     (0.39)
                            ============ ============ ============  ===========
 Loss from discontinued
  operations                $        (*) $     (0.01) $     (0.03)  $     (0.03)
                            ============ ============ ============  ===========
    Net income (loss)
     per share              $      0.01  $       0.02 $         *   $     (0.42)
                            ============ ============ ============  ===========
 Number of weighted average
 shares of common stock
 outstanding
    Basic                      9,733,527    9,733,527    9,733,527    9,751,006
                            ============ ============ ============  ===========
Diluted net income (loss)
 per share attributable to
 common stockholders:
 Income from continuing
 operations                 $      0.01  $      0.03  $      0.03   $     (0.39)
                            ============ ===========  ============  ===========
 Loss from discontinued
  operations                $        (*) $     (0.01) $     (0.03)  $     (0.03)
                            ============ ===========  ============  ===========

               The accompanying footnotes are an integral part of
                    these consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months and Nine Months
                        Ended September 30, 2010 and 2009
                                   (Continued)

                           For the three months ended  For the nine months ended
                           -------------------------  -------------------------
                                 September 30,               September 30,
                                   --------                    --------
                               2010         2009          2010          2009
                               ----         ----          ----          ----
Net income (loss) per share $      0.01  $      0.02  $         *   $     (0.42)
                            ============ ===========  ============  ===========
Number of weighted average
 shares of common stock
 outstanding
    Diluted                    9,953,943   9,853,943     9,953,943    9,751,006
                            ============ ===========  ============  ===========

*  Less than $0.01 per share


































            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Nine Months Ended September 30, 2010 and 2009

                                                         2010          2009
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $     32,416  $ (4,115,040)
Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization of property
   and equipment                                         58,695        36,510
 Impairment of investment in UPG                             --     4,367,891
 Impairment in value of UPG notes                            --     1,425,788
 Write off of property and equipment                     10,748        11,666
 (Loss) equity in earnings of unconsolidated investee  (894,098)      240,713
 Non-cash stock-based compensation                       38,456        38,456
 Provision for income taxes                             135,503    (2,311,658)
 Change in operating assets and liabilities:
 Accounts receivable - trade                            (58,837)       (3,871)
 Accounts receivable - other                                 --         3,967
 Inventories                                              6,226        (1,247)
 Prepaid expenses and other current assets              (10,475)      (14,073)
 Accounts payable                                        50,726       (58,800)
 Accrued liabilities                                    (82,018)     (105,667)
 Customer deposits                                       22,553            --
                                                   ------------  ------------
 Net cash used in operating activities                 (690,105)     (485,365)
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment                                      (900)
 Purchase of business                                  (495,000)           --
 Purchase of UPG stock                                       --       (20,400)
                                                    ------------  -----------
 Net cash used in investing activities                 (495,000)      (21,300)
                                                    ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes receivable                      --     1,096,875
 Dividends paid on preferred stock                      (16,708)      (16,881)
                                                   ------------   -----------
 Net cash (used in)provided by financing activities     (16,708)    1,079,994
                                                   ------------   -----------
NET (DECREASE) INCREASE  IN CASH AND CASH
 EQUIVALENTS                                         (1,201,814)      573,328
Cash and cash equivalents at beginning of period      5,680,943     1,522,831
                                                   ------------   -----------
Cash and cash equivalents at end of period            4,479,130     2,096,159
                                                   ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      $         46   $        --
                                                   ============   ===========



            The accompanying footnotes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), has been a provider of guest communication services to the hospitality market. AlphaNet discontinued this business as of August 31, 2010. Accordingly, the results of this discontinued operation are presented in our Unaudited Consolidated Statements of Operation above. In April of 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City (Note K). Zunicom also holds a 41 percent ownership interest in UPG, a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, provider of third-party logistics services and a custom battery pack assembler.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included for the three and nine month periods ended
September 30, 2010. The results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2009.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2010 and 2009, of $12,959, $12,959,$38,456, and $38,456, respectively, represents the amortization of the restricted stock grant to the Company's chairman in 2007.

As of September 30, 2010, $37,751 of the restricted stock grant to the Company's chairman remains unamortized, and $20,771 of the restricted stock grant to UPG employees remains unamortized. On January 21, 2009, the chief executive officer of UPG resigned, and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. As a result 227,229 shares of Zunicom common stock were returned to the Company, and the investment in UPG was reduced by $132,925.

Valuation Assumptions

The fair values of option awards are estimated at the grant date using a Black-Scholes option pricing model. There were no options granted in the nine months ended september 30, 2010 or 2009.

Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

                                                             Weighted Average
                                           Number of Shares   Exercise Price
                                           ----------------  -----------------
Options outstanding at December 31, 2009           525,000   $           0.85
      Granted                                           --   $             --
      Exercised                                         --   $             --
      Canceled, lapsed  or forfeited               400,000   $           0.90
                                           ---------------   ----------------
Options outstanding at September 30, 2010          125,000   $           0.71
                                           ===============   ================

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at September 30, 2010:
                        Options Outstanding      Options Exercisable
                -------------------------------- --------------------
                             Weighted
                              Average
                             Remaining  Weighted             Weighted
                 Number of  Contractual  Average  Number of   Average
Range of          Options      Life     Exercise   Options   Exercise
Exercise Prices Outstanding (in years)   Price   Exercisable  Price
--------------- ----------- ----------- -------- ----------- --------
$ 1.75               25,000         6.4 $   1.75      25,000 $   1.75

$ 0.45              100,000         2.6 $   0.45     100,000 $   0.45
                ----------- ----------- -------- ----------- --------
$ 0.45 - $ 1.75     125,000         3.4 $   0.71     125,000 $   0.71
                =========== =========== ======== =========== ========


At September 30, 2010, the aggregate intrinsic value of options outstanding was $6,000 and the aggregate intrinsic value of options exercisable was $6,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At September 30, 2010, all outstanding options were fully vested.

NOTE D - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) decreased (increased) by the preferred stock dividends of $5,419, $5,419, $16,708, and $16,881 for the three and nine months ended September 30, 2010 and 2009,respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 100,000 in-the-money options and the dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock have been included in the computation of dilutive net income (loss) per share for the nine months ended September 30, 2010 but not for the nine month period ended September 30, 2009, as the effect would be anti-dilutive. However, 100,000 in-the-money options and the dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock were included in the computation of dilutive net income per share for the three months ended September 30, 2010 and 2009.

NOTE E - UNCONSOLIDATED INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three and nine month periods ended September 30, 2010 and 2009. Following is a summary of financial information of UPG for the three and nine months ended September 30, 2010 and 2009:
                                  Three and Nine Months Ended September 30,
                              ----------- ----------- ----------- -----------
                                  2010        2009       2010         2009
                              ----------- ----------- ----------- -----------
                                              ($ in thousands)
----------------------------- ----------- ----------- ----------- -----------
Net revenues                  $   28,304  $   27,495  $   82,733  $   83,132
----------------------------- ----------  ----------  ----------  ----------
Cost of revenues                  22,833      22,958      67,768      68,682
----------------------------- ----------  ----------  ----------  ----------
Gross profit                       5,471       4,537      14,965      14,450
----------------------------- ----------  ----------  ----------  ----------
Operating expenses                 3,828       3,305      10,959      13,256
----------------------------- ----------  ----------  ----------  ----------
Income (Loss) from operations      1,643       1,232       4,006       1,194
----------------------------- ----------  ----------  ----------  ----------
Interest expense                     (36)       (233)       (435)       (719)
----------------------------- ----------  ----------  ----------  ----------
Income (Loss) from operations
 before income tax provision       1,606         992       3,571         476
----------------------------- ----------  ----------  ----------  ----------
Income tax provision                (699)       (380)     (1,314)       (998)
                              ----------  ----------  ----------  ----------
Net income (Loss)             $      907  $      612  $    2,257        (522)
                              ==========  ==========  ==========  ==========

Following is a summary of the balance sheets for UPG as of September 30, 2010 and December 31, 2009.
                                            September 30, 2010 December 31, 2009
                                                       ($ in thousands)
                                               --------------  -----------------
Current assets                                        49,352             46,706
Noncurrent assets                                      2,143              2,933
Current liabilities                                   29,410             29,303
Noncurrent liabilities                                   657              1,305
Shareholders' equity                                  21,427             19,031

The Company evaluated its investment in UPG at March 31, 2009 to determine if an Other-than-temporary decline in fair value below the cost basis had occurred. The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly-traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As aresult of the severe decline in the quoted market value, the Company recognized impairment in other income (expense) of $4,367,891 to adjust the cost basis in the investment to its estimated fair value. The carrying value of the Company's investment in UPG as of September 30, 2010, is $4,239,794.

NOTE F - FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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

The Company recognized an other-than-temporary impairment to other income (expense) of $4,367,891 to adjust the cost basis in the Company's investment in UPG of approximately $7,916,442 to its estimated fair value (see Note E ). The valuation methodology utilized the quoted market value of UPG's publicly traded shares. The Company's investment in UPG was classified as a Level 1 financial instrument in the fair value hierarchy, as the estimated fair value of the investment was based on observable inputs at the date of the impairment.

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

NOTE H - SHAREHOLDERS' EQUITY

During the three and nine months ended September 30, 2010 and 2009, the Company paid a cash dividend of $5,419, $16,708, $5,419 and $16,881, respectively, to the holders of its class A Preferred Stock.

NOTE I - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2010, the Company is not subject to any ongoing legal proceedings.

NOTE J - COMMITTMENTS

Leases

During the third quarter of 2008, the Company extended the office lease for one year to April 30, 2010 at the same rent and terms. In January 2010, AlphaNet vacated the leased premises. AlphaNet leased certain equipment located at customer sites as part of its Office (TM) product. As of August 31, 2010, the Company discontinued its office (TM) product. As a result, the Company has no further commitments related to its office (TM) product.

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


------------- ---------   -------  -------  -------  -------  --------
             Remainder of
                  2010      2011     2012     2013     2014     Total
------------- ---------   -------  -------  -------  -------  --------
Office lease     $5,910   $23,818  $25,892  $26,669  $25,117  $113,314
------------- ---------   -------  -------  -------  -------  --------

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

The following represents the preliminary purchase price allocation at the date of the acquisition:

Customer Lists                 $335,000
Covenant not to compete         150,000
Fixed Assets                     10,000
---------------------------------------
Purchase price                 $495,000
                               ========

The purchase price is not considered final as of the date of this report, as the Company is still reviewing all of the underlying assumptions and calculations used in the allocation. However, the Company believes the final purchase price allocation will not be materially different than that presented herein.

The total revenue of Action Computer Systems since the date of acquisition, included in the consolidated income statement for the three and nine months ended September 30, 2010 was $346,963 and $588,198 respectively.

Supplemental pro-forma information regarding the results of the combined entity for the current reporting periods and the comparative periods presented in these consolidated financial statements has not been presented, as the financial information is not available, and it is impracticable for management to reasonably estimate the effect for such disclosure. Management does not believe the pro forma results are materially different from actual results for the periods ended September 30, 2010 and September 30, 2009.

NOTE L - DISCONTINUED OPERATIONS

During the three months ended September 30, 2010, the Company discontinued its guest communications services business. The Company chose to abandon the assets associated with this business and accordingly has written these assets off and recorded a corresponding loss of $6,392 and $10,748 in the consolidated statements of operations for the three and nine months ended September 30, 2010, respectively, which is included in the loss from discontinued operations for the corresponding periods.

Total revenues from discontinued operations were $$7,575 and $114,025 for the three and nine months ended September 30, 2010. Pre-tax loss from discontinued operations was $36,252 and $249,203 for the three and nine months ended September 30, 2010.

Total revenues from discontinued operations were $120,027 and $428,181 for the three and nine months ended September 30, 2009. Pre-tax loss from discontinued operations was $92,073 and $254,655 for the three and nine months ended September 30, 2009.


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

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its wholly-owned subsidiary, AlphaNet. AlphaNet has been a provider of guest communication services to the hospitality market. AlphaNet discontinued this business as of August 31, 2010. Accordingly, the results of this discontinued operation are presented in our Unaudited Consolidated Statements of Operation above. In April 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point of sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City.

Three months ended September 30, 2010

REVENUE

For the three month period ended September 30, 2010, Zunicom, through its wholly owned subsidiary Alphanet which, until August 31, 2010,consisted of two product lines, had consolidated revenues from continuing operations of $346,963 compared to $0 for the same period in 2009. This revenue is from Action Computer Systems which was acquired in April 2010.

Revenues of the Office (TM) product line have been declining sharply in recent years due to increasing use of laptops by business travelers, increasing numbers of hotels turning their business centers into a "free to the guest" model for competitive reasons, and competition from large "full service" providers who include business centers as part of a complete package of outsourced administrative services to hotels. In April 2010, AlphaNet acquired a product line as a reseller of point-of-sale software to restaurants continuing its history of providing services to the hospitality industry. (See Footnote K, Purchase of Business, to the Consolidated Financial Statements above.) Management has determined that the Office (TM) product line is no longer viable and discontinued that product line effective August 31, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUE

For the three month period ended September 30, 2010, Action Computer Systems had cost of revenue from continuing operations of $176,036, compared to $0 for the same period in 2009.

OPERATING EXPENSES

For the three month period ended September 30, 2010, Zunicom's consolidated operating expenses from continuing operations, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment increased to $325,302 compared to $99,107 for the same period in 2009, an increase of $226,195 or 228.2%. The increase is due to an increase in Zunicom's expenses of $43,722, and Action Computer Systems operating expenses for the three month period ended September 30, 2010, of $182,473.

Zunicom's selling, general and administrative expenses for the three month period ended September 30, 2010 were $142,651 compared to $98,929 for the same period in 2009, an increase of $43,722 or 44.2%. The increase is primarily attributable to increased consulting and accounting fees related to the wind down of the Office (TM) product and the integration of Action Computer Systems.

For the three month period ended September 30, 2010, the Company recorded $29,750 in depreciation and amortization expense from continuing operations compared to $180 in 2009. The increase is due to depreciation and amortization of the assets acquired in the acquisition of Action Computer Systems.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended September 30, 2010 was $4,573 compared to interest income of $67,414 for the same period in 2009, a decrease of $62,841, or 93.2%. The decrease is due to the payoff of the UPG notes. Since the note payoff date of December 16, 2009, interest income consists only of interest on bank cash balances.

Equity in earnings of investee of $361,567 represents Zunicom's share of UPG's net income for the three month period ended September 30, 2010 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Zunicom recorded a loss from discontinued operations of $36,252 for the three months ended September 30, 2010 compared to $92,073 for the same period in 2009. The Office (TM) product line was discontinued as of August 31, 2010.

Nine months ended September 30, 2010

REVENUES

For the nine month period ended September 30, 2010, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $588,198 from continuing operations compared to $0 for the same period in 2009. This revenue is from Action Computer Systems which was acquired in April 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues of the Office (TM) product line have been declining sharply in recent years due to increasing use of laptops by business travelers, increasing numbers of hotels turning their business centers into a "free to the guest" model for competitive reasons, and competition from large "full service" providers who include business centers as part of a complete package of outsourced administrative services to hotels. On April 23, 2010, AlphaNet acquired a product line as a reseller of point-of-sale software to restaurants continuing its history of providing services to the hospitality industry. (See Footnote K, Purchase of Business, to the Consolidated Financial Statements above.) Management has determined that the Office (TM) product line is no longer viable and discontinued that product line effective August 31, 2010.

COST OF REVENUES

For the nine month period ended September 30, 2010, Zunicom's consolidated cost of Revenues from continuing operations is $304,306 compared to $0 for the same period in 2009. This increase is due to the acquisition of Action Computer Systems on April 23, 2010.

OPERATING EXPENSES

For the nine month period ended September 30, 2010, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment from continuing operations increased to $777,460 compared to $350,601 for the same period in 2009, an increase of $426,859 or 121.8%. The increase is due to an increase in Zunicom's expenses of $121,139, and Action Computer Systems operating expenses from the acquisition date through September 30,2010, of $305,720.

Zunicom's selling, general and administrative expenses for the nine month period ended September 30, 2010 were $470,871 compared to $349,732 for the same period in 2009, an increase of $121,139 or 34.6%. The increase is attributable to increased accounting, legal, and consulting fees. The increased fees are related to the acquisition of Action Computer Systems.

For the nine month period ended September 30, 2010, the Company recorded $49,583 in depreciation and amortization expense from continuing operations compared to $871 in 2009. The increase is due to depreciation and amortization of the assets acquired in the acquisition of Action Computer Systems.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the nine month period ended September 30, 2010 was $16,591 compared to interest income of $212,949 for the same period in 2009, a decrease of $196,358, or 92.2%. The decrease is due to the repayment of the UPG notes. Since repayment of the note on December 16, 2009, interest income consists only of interest on bank cash balances.

Equity in earnings of investee of $894,098 represents Zunicom's share of UPG's net income for the nine month period ended September 30, 2010 recorded in accordance with the equity method of accounting for an unconsolidated investee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Zunicom recorded a loss from discontinued operations of $249,203 for the nine months ended September 30, 2010 compared to $254,655 for the same period in 2009. The Office (TM) product line was discontinued as of August 31, 2010.

The Company evaluated its investment in UPG at March 31, 2009 to determine if an other than temporary decline in fair value below the cost basis had occurred. The primary input in estimating the fair value of the investment was the quoted market value of UPG publicly traded shares as at March 31, 2009, which declined significantly from the date of the initial investment in December 2006. As a result of the severe decline in the quoted market value, the Company recognized an impairment in other income (loss) of $4,367,891 to adjust the costs basis in the investment to its estimated fair value. The carrying cost of the Company's investment in UPG as of September 30, 2010 is $4,239,794.

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

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $4,479,130 at September 30, 2010.

Net cash used in operating activities was $690,105 for the nine month period ended September 30, 2010 as compared to $485,365 for the same period in 2009. The cash used in operating activities is primarily attributable to the net income of $32,416 plus depreciation of $58,695, write off of property and equipment of $10,748, non-cash stock based compensation of $38,456, provision for federal income taxes of $135,503, offset by a decrease in working capital of $71,825, and a decrease in equity in earnings of investee of $894,098.

For the nine months ended September 30, 2010 cash flow used in investing activities was $495,000 representing the acquisition of Action Computer Systems.

Net cash used in financing activities for the nine month period ended September 30, 2010 was $16,708 representing payment of a cash dividend on the Company's preferred stock.

Zunicom management believes that cash on hand will be sufficient to meet its operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Our customers are primarily located in the United States. Up until August 31, 2010, we had one customer in Canada our exchange rate risk between the US and Canadian dollar was minimal. We have not used derivative instruments to hedge our foreign exchange risks. Since August 31, 2010, all of our customers are in the United States and we will no longer be subject to any foreign currency risk.

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the nine months ended September 30, 2010. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2010 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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



                                       Zunicom, Inc.
                                       -----------------------------
                                       (Registrant)

Date:  November 14, 2010                 /s/ John C. Rudy
                                       --------------------------------
                                       John C. Rudy
                                       Chief Financial Officer
                                       (principal financial officer)