Form 10-K
period 2010-12-31
ZUNICOM INC
filed 2011-03-31
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2010

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

     As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2,850,719 (based on the closing price of $0.50 per share on that date).

     As of March 24, 2011, 9,733,527 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  ZUNICOM, INC.

                           Annual Report on Form 10-K
                                TABLE OF CONTENTS
                                                                         Page
PART I

    Item 1.    Business                                                     4
    Item 1A.   Risk Factors                                                 7
    Item 2.    Properties                                                  10
    Item 3.    Legal Proceedings                                           10
    Item 4.    Submission of Matters to a Vote of Security Holders         10


PART II

    Item 5.    Market for our Common Equity and Related
                 Stockholder Matters                                       11
    Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12
    Item 7A.   Quantitative and Qualitative Disclosures
                 about Market Risk                                         21
    Item 8.    Financial Statements and Supplementary Data                 21
    Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                      21
    Item 9A.   Controls and Procedures                                     21
    Item 9B.   Other Information                                           22


PART III

    Item 10.   Directors, Executive Officers and Corporate
                 Governance                                                22
    Item 11.   Executive Compensation                                      24
    Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters            34
    Item 13.   Certain Relationship and Related Transactions,
                 and Director Independence                                 36
    Item 14.   Principal Accountant Fees and Services                      37


PART IV

    Item 15.   Exhibits                                                    37


Signatures                                                                 39

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

On October 26, 1999, Zunicom completed the acquisition of AlphaNet Hospitality Systems, Inc., to gain an entry into the information technology and hospitality related business sector. Through August 31, 2010, AlphaNet was a provider of guest communication services to the hospitality industry. AlphaNet discontinued this business as of August 31, 2010. Accordingly, the results of this discontinued operation are presented in our Audited Consolidated Statements of

Operation below. In April of 2010, AlphaNet continued its participation in the information technology and hospitality related business sector through the purchase of the assets and business of Action Computer Systems. AlphaNet is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City (See Note N below).

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

BUSINESS OF THE COMPANY AND ITS SUBSIDIARY

                            ZUNICOM, INC. ("Zunicom")

Zunicom, through its wholly-owned subsidiary, AlphaNet, is a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City.

                  ALPHANET HOSPITALITY SYSTEMS, INC. ("AlphaNet")

Through August 31, 2010, AlphaNet was a provider of business services to the hospitality industry. In April of 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City

AlphaNet, doing business as Action Computer Systems ("ACS"), sells and installs point of sale computer software and hardware to small and mid-size restaurants in southern StateConnecticut, CityWestchester County, StateNew York, and CityplaceNew York City. After the sale and installation of the point-of-sale system, ACS provides service and support for the system with or without a customer service contract, sells accessories and supplies to customers using the system and installs software upgrades when the software developer issues new versions.

Software

The software, Restaurant Manager, was developed by Action Systems Inc. ("ASI") located in Silver Spring, Maryland. Restaurant Manager offers a total point-of-sale restaurant software solution that can be easily tailored for use in any sort of food service establishment, from fine dining and table service restaurants to quick service restaurants, pizza delivery and take-out establishments, as well as bars and clubs.

Equipment

The hardware necessary for operation of Restaurant Manager is obtained from brand name manufacturers including Posiflex, Epson, G-Vision, and Touch Dynamic.

Servers  are  assembled  in-house  using  best-of-class   components  to  ensure
reliability and durability as is required for 24/7 operation.

Customers

ACS sells and installs Restaurant Manager into small, mid-size restaurants, including family, fine dining, take-out and delivery, and quick service restaurants, as well as bars and clubs. Many customers own three or more restaurants constituting a mini-chain. ACS currently has an installed base of approximately 450 systems in Fairfield County, Connecticut, Westchester County, New York and New York City.

Employees

ACS' office is in Larchmont, Westchester County, New York. ACS employs a total of 11 full-time employees including sales, field installation, customer service and support, accounting, and administration.

Sales and Marketing

ACS sells its products and services through a direct sales force of three full-time and one part-time sales employees. The sales effort is supported by multiple lead sources, extensive use of highly targeted direct mailings, and intensive telephone follow-up.

Competition

There are many providers of point-of-sale software that can be used in restaurant operations. According to a recent survey among its members by RestaurantOwner.com, Restaurant Manager is ranked sixth with a four percent share of the market. The two largest providers, Micros and Aloha, rank one and two respectively, and have a combined total of 37% of the market. Micros and Aloha are the two competitors most often encountered by ACS. ACS competes by emphasizing the superior features and ease of use of the Restaurant Manager software and the quality of the hardware provided as part of the system package, and through its attentive customer service and support.

Governmental Matters

Except for the usual and customary business licenses and regulations, AlphaNet's business is not subject to governmental regulations or approval of its products or services.

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

Risks Related to Our Business

AlphaNet is dependent upon the Restaurant Manager software developer.

AlphaNet depends upon ASI, the developer of the Restaurant Manager software, to maintain and improve the software to keep pace with changing technology and the needs and desires of restaurant owners and operators. If ASI is unable to respond quickly and cost-effectively to changing technologies and devices and changes in customer tastes and preferences, our business will be harmed. The emerging nature of computer technologies requires ASI to continually update its software, particularly in response to competitive offerings and to make sure it is compatible with and takes advantage of new technologies and changes in customer needs and preferences. ASI's inability to respond quickly and cost-effectively to changing computer technologies and devices and changes in customer needs and preferences, could make the existing software offerings less competitive and may cause us to lose market share. We cannot be certain that ASI will successfully develop, acquire and market new products and services that respond to competitive and technological developments and changing customer needs.

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

Rapid growth in our business could strain our managerial, operational, financial, accounting and information systems, customer service and support staff and office resources. If we fail to manage our growth effectively, our business may be negatively impacted.

In order to achieve our growth strategy, we will need to expand all aspects of our business, including our computer systems and related infrastructure, customer service and support capabilities and sales and marketing efforts. We cannot assure you that our infrastructure, technical staff and technical resources will adequately accommodate or facilitate our expanded operations. To be successful, we will need to continually improve our financial and managerial controls, billing systems, reporting systems and procedures, and we will also need to continue to expand, train and manage our workforce. In addition, as we offer new products and services, we will need to increase the size and expand the training of our customer service and support staff to ensure that they can adequately respond to customer inquiries. If we fail to adequately train our customer service and support staff and provide staffing sufficient to support our new products and services, we may lose customers.

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

AlphaNet previously leased 2,810 square feet of office space in Toronto, Canada for approximately $7,000 per month. On January 31, 2010, AlphaNet vacated its leased premises and terminated the lease.

With the acquisition of Action Computer Systems in April 2010, AlphaNet assumed Action Computer System's lease of approximately 1,200 square feet of office space in Larchmont, New York.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASD OTC Bulletin Board Market under the symbol ZNCM. On March 28, 2011, the last sales price of the Company's common stock was $.70.

The following table sets forth the high and low bid prices of the Company's common stock on a quarterly basis for the calendar years 2009 and 2010, as reported by the NASDAQ Trading and Market Services:

                    -----|-------------------|----------|---------|
                         |   Calendar Period |   High   |   Low   |
                    -----|-------------------|----------|---------|
                    2009 | First Quarter     |  $0.35   |  $0.25  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $0.51   |  $0.18  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $0.49   |  $0.33  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $0.51   |  $0.35  |
                    -----|-------------------|----------|---------|
                    2010 | First Quarter     |  $0.65   |  $0.16  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $0.65   |  $0.35  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $0.52   |  $0.26  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $0.68   |  $0.35  |
                    -----|-------------------|----------|---------|

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 2010, the Company had 60,208 shares of Class A preferred stock outstanding and held by two record shareholders. There is no trading market for the preferred stock. The Class A preferred stock carries an annual dividend of $0.3675 per share, payable in cash or shares of common stock. A share of preferred stock is convertible into two shares of common stock at the option of the holder. The Company has paid all dividends due on the Class A preferred stock.

As of December 31, 2010, the Company had 9,733,527 shares of common stock issued and outstanding and held by 578 shareholders of record.

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

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders as of December 31, 2010:

---------------------|--------------------|-----------------|------------------|
  Plan Category      |Number of Securities|Weighted-Average |    Number of     |
                     | to be Issued Upon  |Exercise Prices  |   Securities     |
                     |    Exercise of     |of Outstanding   |   available      |
                     |    Outstanding     |   Options,      |   for future     |
                     |      Options,      |   Warrants      | issuance under   |
                     |      Warrants      |  and Rights     |     equity       |
                     |     and Rights     |                 |compensation plans|
---------------------|--------------------|-----------------|------------------|
Equity compensation  |                    |                 |                  |
plans (stock options)|                    |                 |                  |
approved by          |                    |                 |                  |
stockholders         |     125,000        |     $0.71       |    3,175,000     |
---------------------|--------------------|-----------------|------------------|
Total                |     125,000        |     $0.71       |    3,175,000     |
---------------------|--------------------|-----------------|------------------|


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

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2010 COMPARED TO DECEMBER 31, 2009

Currently, the operations of Zunicom are conducted through its wholly-owned subsidiary, AlphaNet. AlphaNet has been a provider of guest communication services to the hospitality market. AlphaNet discontinued this business as of August 31, 2010. Accordingly, the results of this discontinued operation are presented in our Consolidated Statements of Operation below. In April 2010, AlphaNet continued its participation in the hospitality market through the purchase of the assets and business of Action Computer Systems. AlphaNet is now a reseller of point of sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City.

REVENUE

For the year ended December 31, 2010, Zunicom, through its wholly owned subsidiary Alphanet which, until August 31, 2010,consisted of two product lines, had consolidated revenues from continuing operations of $848,828 compared to $0 for the same period in 2009. This revenue is from Action Computer Systems which was acquired in April 2010.

Revenues of the Office (TM) product line have been declining sharply in recent years due to increasing use of laptops by business travelers, increasing numbers of hotels turning their business centers into a "free to the guest" model for competitive reasons, and competition from large "full service" providers who include business centers as part of a complete package of outsourced administrative services to hotels. In April 2010, AlphaNet acquired a product line as a reseller of point-of-sale software to restaurants continuing its history of providing services to the hospitality industry. (See Footnote N, Purchase of Business, to the Consolidated Financial Statements below.) Management has determined that the Office (TM) product line is no longer viable and discontinued that product line effective August 31, 2010.

COST OF REVENUES

For the year ended December 31, 2010, Action Computer Systems had cost of revenue from continuing operations of $448,383, compared to $0 for the same period in 2009.

OPERATING EXPENSES

For the year ended December 31, 2010, Zunicom's consolidated operating expenses from continuing operations, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment increased to $1,085,583 compared to $809,717 for the same period in 2009, an increase of $275,866 or 34.1%. The increase is due to the addition of Action Computer Systems operating expenses of $473,879 offset by a decrease in Zunicom expenses of $198,013.

Zunicom's selling, general and administrative expenses for the year ended December 31, 2010 were $611,704 compared to $808,847 for the same period in 2009, a decrease of $198,013 or 24.4%. The decrease is primarily attributable to the discount on settlement of the UPG note in 2009 for $301,641, offset by increases in professional fees of approximately $75,000 and travel expenses of approximately $11,700, all related to the acquisition and integration of Action Computer Systems, an increase of approximately $7,000 in communication and filing expenses, absence of a tax credit of approximately $17,300 received in 2009, offset by a decrease of approximately $6,800 in directors and officers insurance.

For the year ended December 31, 2010, the Company recorded $79,333 in depreciation and amortization expense from continuing operations compared to $870 in 2009. The increase is due to depreciation and amortization of the assets acquired in the acquisition of Action Computer Systems.

OTHER INCOME / EXPENSE

Zunicom's consolidated other income (expense)for the year ended December 31, 2010 was income of $1,163,933 compared to a loss of $4,198,264 for the year ended December 31, 2009, an increase of $5,362,197 or 127.7%. The increase is due to the loss on impairment of assets of $4,367,891, increase in equity in investee of $1,233,672, and lower interest income of $239,366 due to the settlement of the UPG notes in 2009.

Equity in earnings of investee of $1,143,343 represents Zunicom's share of UPG's net income for the year ended December 31, 2010 recorded in accordance with the equity method of accounting for an unconsolidated investee. For the year ended December 31, 2009 Zunicom's equity in the earnings of UPG was a loss of $90,329.

LIQUIDITY - YEAR ENDED DECEMBER 31, 2010

Zunicom had cash and cash equivalents of $4,427,227 and $5,680,943 at December 31, 2010 and 2009 respectively.

Net cash used in operating activities was $736,590 for the year ended December 31, 2010 compared to cash used in operating activities of $613,457 for the year ended dateYear2009Day31Month12December 31, 2009. Cash used in operating activities in 2010 is net income of $264,095, depreciation of $88,445, write off of property and equipment of $10,748, and stock-based compensation of $51,415, offset by a decrease in deferred income taxes of $36,533,and equity in earnings of investee of $1,143,343 and an increase in working capital of $28,583.

Net cash used in investing activities of $495,000 represents the acquisition of Action Computer Systems.

Net cash used in financing activities of $22,126 is the dividends paid on the preferred stock.

Net cash decreased in 2010 by $1,253,716.

In December 2009, the Company reached agreement with UPG under which UPG agreed to pay the two unsecured notes in full less a 7.5% discount. The Company received a cash payment of $3,771,141 of principal and accrued interest. Accordingly, the
Company recorded $1,124,146 as a reversal of a valuation allowance against the impairment charge and a recorded an expense in operating expenses of $301,641 for the discount on the notes.

Zunicom management believes its cash on hand will be sufficient to meet its operational needs over the next twelve months.

CAPITAL RESOURCES

At  December  31, 2010 the Company  did not have any  material  commitments  for
capital   expenditures.   The  Company  has  no  off  balance  sheet   financing
arrangements.

INTERNATIONAL CURRENCY FLUCTUATION

The Company has no exchange rate risk as our customers are all located in the U.S. and we source all of our software licenses and computer equipment and components in the U.S.

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

Revenue Recognition

AlphaNet sells and installs point-of-sale software and related hardware to restaurants. AlphaNet also services and supports those systems and provides software upgrades when released by the software developer. For sales and installations of new systems, AlphaNet recognizes revenue when the system is installed and accepted by the restaurant owner. For service and support, AlphaNet recognizes revenue when the service and support are provided. For sales of parts, accessories and supplies, AlphaNet recognizes revenue when the item is shipped and invoiced.

The cost of software licenses, equipment and components purchased for the installation of new systems in an accounting period prior to the period in which it is installed, is carried as a deferred cost on the Company's balance sheet until the system is installed and the revenue recognized. At that point the deferred costs are charged to cost of sales. Customer deposits represent deposits made by customers in an accounting period prior to the period in which the system is installed. Upon installation, the customer deposit is recognized as revenue.

Income Taxes

The Company utilizes the asset and liability approach in accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities as well as loss carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax and state tax examinations for years before 2007. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2010.

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

           Level 1 -- quoted prices (unadjusted) in active markets for identical asset or liabilities;
           Level 2 -- observable  inputs  other than Level I, quoted  prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
           Level 3 -- assets and liabilities whose significant value drivers are unobservable.

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

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company is evaluating the impact of this guidance on its financial statements and does not expect this new guidance to have a material effect on the financial statements.

In  February  2010,  the  FASB  issued  updated   guidance  to  address  certain
implementation issues related to an entity's requirements to perform and disclose subsequent events. This update requires SEC filers to evaluate subsequent events through the date the financial statements were issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance, and did not have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

Our customers and suppliers are located in the U.S. and we pay all of our vendors in U.S. dollars. We have no foreign currency exchange exposure.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10K, (December 31, 2010). In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Also, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting as of December 31, 2010, is effective.

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

ITEM 9B. OTHER INFORMATION

None

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ZUNICOM, INC.

The names, ages and titles of our executive officers and directors subsequent to the Deconsolidation Date are as follows:

         Name                   Age                 Positions
        -------               ------                ----------
     William Tan                67       Chairman - Board of Directors / Chief
                                         Executive Officer

     Ian Colin Edmonds          39       Director

     John Rudy                  68       Vice President, Chief Financial Officer
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

Other Significant and Key Employees:

The following table sets forth-certain information concerning significant employees of the Company's wholly-owned subsidiary.

                    Age  Position
John Vitiello       44   Vice President Operations of Action Computer Systems

Roger Crawford      40   Vice President Sales and Marketing of Action Computer
                         Systems

John Vitiello is Vice President Operations of Action Computer Systems. He manages system installations and customer service and support. Mr. Vitiello has been with Action Computer Systems since 1997. Prior to joining Action Computer Systems, Mr. Vitiello managed his family's restaurant in Greenwich, Connecticut. Mr. Vitiello attended the Culinary Institute of America and possesses the licenses and certifications required for systems installations.

Roger Crawford is Vice President Sales and Marketing of Action Computer Systems. He joined Action Computer Systems in 2007. Prior to joining Action Computer Systems, Mr. Crawford was with the Yonkers Public School system in Yonkers, New York, and the Lincoln Hall Residential Campus for Adolescent Boys in Lincolndale, New York. Mr. Crawford received a Professional Certificate in Essentials of Restaurant Management from the French Culinary Institute of NYC in 2003. Mr. Crawford also received a ServSafe Food Protection Manager Certification from Westchester Community College in 2006. Mr. Crawford holds a MsEd degree in Educational Leadership from City College of NY, a MSW degree in Clinical Social Work from Yeshiva University, and a BS degree in Psychology from Brooklyn College.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This Code of Ethics is posted on our website at www.zunicom.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2010, there have been no untimely filings of such required forms.

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

We provide a competitive benefits package to all full-time employees including health and welfare benefits such as medical and disability insurance. We have no structured executive perquisite benefits (e.g., club memberships or sports tickets) for any executive officer, including the named executive officers, and we currently do not provide any deferred compensation programs or supplemental pensions to any executive officer, including the named executive officers.

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

Health     Fixed component. The same/compar-   Provides  benefits  to  meet  the
& welfare  able health & welfare benefits      health  and  &  welfare  needs of
benefits   (medical and disability insurance)  employees and their families.
           are available for all full-time
            employees.

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

The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table - See "Summary of Compensation." For the fiscal year ended December 31, 2010, cash compensation to our named executive officers was $125,300, with our chief executive officer receiving $0 of that. We believe that the base salary paid to our executive officers during 2010 achieves our executive compensation objectives, compares favorably to similar companies and is within our objective of providing a base salary at market levels.

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

Overview of 2010 Compensation

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2010 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2010 was competitive with comparable companies. See "Summary of Compensation."

Other Benefits

Health and Welfare Benefits

All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical and disability insurance.

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

Summary of Compensation

The following table sets forth certain information with respect to compensation for the years ended December 31, 2010 and 2009 earned by or paid to our chief executive officer, chief financial officer and our only two other most highly compensated executive officers that qualify as, and are referred to as, the named executive officers.

                           Summary Compensation Table

Change in

                                                    Non-    Pension
                                                  Equity     Value
                                                 Incentive  and Non-
                                                   Plan     Qualified    All
 Name &                     Cash   Stock   Option Compen-   Deferred    Other
 Principal           Salary Bonus  Awards  Awards sation  Compensation  Compensa-
 Position     Year   ($)    ($)    ($)      ($)    ($)    Earnings ($)  tion ($)  Total ($)
-------------------------------------------------------------------------------------------

William Tan - 2010        -     -      -       -     -             -       -             -
 Chairman of  2009        -     -              -     -             -       -             -
 the Board of
 Directors
 and CEO

John Rudy -   2010   125,300    -      -       -     -             -        -      125,300
VP/CFO and    2009   115,532    -              -     -             -        -      115,532
Director


Ian Edmonds - 2010    7,500     -      -       -     -             -        -        7,500
 Director     2009    7,500     -      -       -     -             -        -        7,500

                           Grants of Plan Based Awards

-----------------------------------------------------------------------------------------
                                Estimated Future Payouts   Estimated Future       All        All
                                    Under Non-Equity            Payouts          Other      Other
                                        Incentive        Under Equity Incentive  Stock      Option
                                      Plan Awards(1)          Plan Awards        Awards:    Awards:    Exercise
                         Grant ------------------------ -----------------------  Number    Number of    or Base
                         Date                                                   of shares  Securities   Price of
Name &                   Fair  Thres-                    Thres-                  or stock   Underlying   Option
Principal    Grant      Value  hold    Target Maximum    hold  Target Maximum     Units      Options     Awards
Position     Date       ($)    ($)      ($)      ($)      (#)   (#)    (#)        (#)        (#)       ($/share)
------------ ---------  ------ ------- ------ --------  ------ ------ -------   ---------  ----------- ---------
William Tan
President
and CEO      None
-----------------------------------------------------------------------------------------
Ian Edmonds
Director     None
-----------------------------------------------------------------------------------------
John Rudy, VP, CFO and
Director     None

(1) There were no option grants in 2010. All Option Awards were fully vested as of December 31, 2010.

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

Employment Agreements and Arrangements

In February 2007, Zunicom entered into a one year employment agreement with John Rudy, our Vice President and Chief Financial Officer and a director. Under the agreement, Mr. Rudy receives $5,000 per month for defined services as our Chief Financial Officer and to oversee the operations of our subsidiary, AlphaNet Hospitality Systems, Inc. Services outside of the scope as defined in the agreement will be paid at an hourly rate of $150. In addition, Mr. Rudy received options to purchase 25,000 shares of our common stock at an exercise price of $1.75. The agreement stipulates that Mr. Rudy has other interests and his services to Zunicom are not on a full-time basis. At our Board of Directors meeting on April 27, 2009, Mr. Rudy's agreement was renewed with the change that Mr. Rudy will no longer receive stock options and his monthly fee for defined services was increased to $5,500. Mr. Rudy received $125,300 for his services as Chief Financial Officer in 2010. In addition, the Company engaged Mr. Rudy's services through his firm, Beacon Business Services, Inc. to manage the day-to-day operations of Action Computer Systems at a fixed fee of $7,000 per month. Beacon Business Services was paid $35,000 in 2010. As an executive of the Company, Mr. Rudy does not receives compensation for his services as a director.

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

Outstanding Equity Awards

         Summary

At December 31, 2010 there are 125,000 compensatory stock options outstanding with a weighted-average exercise price of $0.71 and all of these compensatory stock options are exercisable. The weighted-average remaining contractual life of the compensatory options outstanding and exercisable approximated 3.02 years at December 31, 2010.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2010 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

Option Awards                                                        Stock Awards
------------- ----------- ------------- ------------ -------- ---------- ------ ------ ----------- ----------
Name           Number of    Number of      Equity     Option    Option   Number Market  Equity      Equity
              securities   securities    incentive   exercise expiration   of   value  incentive   incentive
              underlying   underlying   plan awards:   price     date    shares  of      plan        plan
              unexercised  unexercised   Number of      ($)                or   shares  awards:     awards:
                options     options      securities                      units   or    Number of   market or
                  #            #         underlying                        of   units   shares      payout
              Exercisable Unexercisable  unexercised                     stock   of    units or    value of
                  (1)                     unearned                        that  stock    other     unearned
                                           options                        have   that  rights that  shares,
                                              #                           not    have   have not   units or
                                                                         vested  not     vested     other
                                                                            #   vested     #        rights
                                                                                 ($)               that have
                                                                                                   not vested
                                                                                                      ($)
------------- ----------- ------------- ------------ -------- ---------- ------ ------ ----------- ----------

William Tan -      25,000                               $0.45 3/10/2013
President
and CEO
------------- ----------- ------------- ------------ -------- ---------- ------ ------ ----------- ----------
John Rudy -        25,000                               $0.45 3/10/2013
VP, CFO
------------- ----------- ------------- ------------ -------- ---------- ------ ------ ----------- ----------
                   25,000                               $1.75  2/1/2012
------------- ----------- ------------- ------------ -------- ---------- ------ ------ ----------- ----------



(1)  Options are fully vested at December 31, 2010.

Option Exercises

The following table sets forth certain information with respect to option and stock exercises during the fiscal year ended December 31, 2010 with respect to the named executive officers.

                      Option Exercises and Stock Vested (1)
                           Option Awards Stock Awards

   Name           Number of      Value      Number of      Value
                   Shares       Realized     Shares      Realized
                  Aquired on       On       Aquired on       On
                 Exercise (#)  Exercise ($) Vesting (#)  Vesting ($)
---------------------------------------------------------------------
William Tan          -             -           -             -
John Rudy            -             -           -             -
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

Post-Employment and Change in Control Provisions

Provisions and Triggers

Compensation of Directors

Our newly elected directors received an initial fee of $7,500 to serve 1 year, plus reimbursement for actual out-of-pocket expenses in connection with each board meeting attended. Directors who are also employees of the Company do not receive additional remuneration for serving as a director. Following is a table summarizing compensation to members of our board of director for 2010.

                           Director Compensation Table
                                                   Pension
              Fees                  Non-Equity    Value &
             Earned                 Incentive   Non-qualified
               or                     Plan       Deferred      All Other
             Paid in  Stock Option Compensation Compensation  Compensation
Name         Cash(1) Awards Awards     (2)      Earnings (3)              Tota1
------------ ------- ------ ------ ------------ ------------- ----------- ------
William Tan       --     -- $   --          --           --        --     $   --
Ian Edmonds  $ 7,500     -- $   --          --           --        --     $7,500
--
John Rudy         --     -- $   --          --           --        --     $
(1) Messrs. Tan and Rudy, as officers of the Company, receive no additional remuneration for serving as a director.
(2) Zunicom does not currently have a Non-Equity Incentive Compensation Plan.
(3) Zunicom does not currently have a Pension or Deferred Compensation Plan.

The following summarizes the grant date fair value of each award granted during 2010, computed in accordance with SFAS No. 123(R) for recognition in financial statement reporting and grant date fair value for the individual directors:

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

                           William Tan, Chairman

                           Ian Edmonds

                           John Rudy

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 31, 2011 by(i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of Zunicom, Inc., (iii) each of the executive officers of Zunicom, and (iv) all directors and executive officers of Zunicom as a group.

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
William Tan            2,460,273 (3) 25.28%    0                   0
President and CEO      Direct and
1720 Hayden Drive      Indirect
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------
Kim Yeow Tan           991,818 (4)    10.19%    0                   0
11 Jalan Medang        Indirect
Bukit Bandaraya
59100 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------

All Directors          2,460,273     25.28%    0                   0
and Executive
Officers as a Group
(1 person)
---------------------  ------------  --------  ----------------    ------
(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.

(2) Percent of Class for the Common Stock is based on the 9,733,527 shares outstanding as of March 24, 2011. Percent of Class for the Series A Preferred Stock is based on 60,208 shares outstanding as of March 24, 2011. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares assumable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from March 31, 2011.

(3) Represents (i) 75,000 shares directly held by Mr. Tan, (ii) stock options to acquire 25,000 shares of common stock,(iii) 1,383,000 shares of common stock held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, (iv) 977,273 shares of common stock held by Ventures International, Ltd., a company of which Mr. Tan is a director and officer, of which 250,000 shares of common stock were assigned by Caspic International, Inc., an affiliated company, upon exercise of warrants on February 23, 2006.

(4) Represents (i) 581,818 shares of common stock held by Gin Securities, Ltd., a company of which Kim Yeow Tan is a principal, (ii) 205,000 shares of common stock attributed to Eurasia Securities Ltd., and 205,000 shares of common stock attributed to Asean Brokers, Ltd. of which Kim Yeow Tan is a director and officer.

Equity Compensation Plan Disclosure

We reserved 1,300,000 shares of our common stock to be issued under our 1999 Incentive Stock Option Plan and granted 125,000 options to certain employees and directors with an average exercise price of $0.71 per share.

We reserved 2,000,000 shares of our common stock to be issued under our 2000 Incentive Stock Option Plan. No options have been granted under the plan.

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2010.

------------------- ------------- -------------------- ---------------------
                      Number of
                      Securities  Weighted-   Number of
                        to be     Average     Securities
                      Issued Upon Exercise    available
                      Exercise of Prices of   for future
                      Outstanding Outstanding   issuance
                        Options,   Options,   under equity
                       Warrants    Warrants   compensation
    Plan Category     and Rights  and Rights      plans
-------------------- ------------ ----------- -------------
Equity compensation
plans (stock
options) approved
by stockholders         125,000       $0 .71     3,175,000
-------------------- ------------ ----------- --------------
Equity compensation
plans not approved
by stockholders          N/A           N/A          N/A
-------------------- ------------ ----------- --------------
Total                   125,000       $0 .71     3,175,000
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

See NOTE G in the Notes to Consolidated Financial Statements for details and discussion of related party transactions during 2010.

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

Audit Fees. Estimated fees billed for services rendered by Meyers Norris Penny LLP for reviews of the Forms 10-Q for the first, second and third quarters of 2010 and the audit of the year ended December 31, 2010 are approximately $90,000. Fees billed for service rendered by Meyers Norris Penny LLP for reviews of the Forms 10-Q for the first, second and third quarters of 2009 and the audit of the year ended December 31, 2009 are approximately $100,000.

Tax Fees. Aggregate fees billed for permissible tax services rendered by BKD Group LLP were approximately $60,000 for 2010 and $44,000 for 2009. These amounts include tax consulting, preparation of federal and state income tax returns and franchise tax returns.

                                     PART IV

Item 15. Exhibits, FINANCIAL STATEMENTS and Reports on Form 8-K

   (a)  1. Consolidated Financial Statements.

The following consolidated financial statements of Zunicom, Inc. and subsidiary, are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

        - Report of Independent Registered Public Accounting Firm
        - Consolidated Balance  Sheets  as  of  December  31,  2010  and  2009
        - Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
        - Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2010 and 2009
        - Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
        - Notes to Consolidated Financial Statements

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

(c) Exhibits

Exhibit No.                               Description
-----------                               -----------

3.1 Articles of Incorporation, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 January 23, 1996)
3.2 Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996)
3.2(a) Amended Certificate of Designation (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No.33-98662, filed on October 30, 1995 and amended on January 5, 1996 and January 23, 1996)
3.3 Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5, 1996, January 23, 1996)
10.1 Second Amended and Restated Creditors Subordination Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008, Commission File No. 0-27210, filed August 14, 2008)
10.2 Purchase and Sale agreement between AlphaNet Hospitality Systems, Inc. Advanced Computer Software, Inc. dated March 30, 2010 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010, Commission File No. 0-27210,filed May 15, 2010)
14.1 Code of Ethics and Business Conduct as adopted March 30, 2004 (incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003, Commission File No. 0-27210, filed March 31, 2004)
21.1         Subsidiaries*
31.1         Certification  of  Chief  Executive   Officer
             Pursuant  to  Section  302  of the Sarbanes-Oxley Act of 2002*
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1         Certification  of Chief Executive  Officer  Pursuant  to 18  U.S.C.
             Section 1350, as adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2         Certification  of  Chief  Financial  Officer  Pursuant to 18 U.S.C.
             Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

-----------------
* Filed herewith.

                                   Signatures


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, Thereunto duly authorized.

                                    Date:    March 31, 2011

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

  Signature                      Capacity                            Date


/s/ William Tan    Director, Chairman of the Board,          March 31, 2011
-----------------  President and Chief Executive
William Tan        Officer (principal executive officer)


/s/ Ian Edmonds    Director                                  March 31, 2011
-----------------
Ian Edmonds


/s/ John Rudy      Chief Financial Officer                   March 31, 2011
-----------------  (principal financial and principal
John Rudy          accounting officer) and Director

                                 ITEM 15 (a)(1)
                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                  ZUNICOM, INC.


                           DECEMBER 31, 2010 and 2009

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ZUNICOM, INC.


                                                                       Page
                                                                       ----
Report of Independent Registered Public Accounting Firm  ...............F-3

Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 2010 and 2009.......F-4

     Consolidated Statements of Operations
        for the years ended December 31, 2010 and 2009..................F-6

     Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 2010 and 2009..................F-8

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2010 and 2009..................F-9

     Notes to Consolidated Financial Statements.........................F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zunicom, Inc.

We have audited the accompanying consolidated balance sheets of Zunicom, Inc. (the "Company") as at December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zunicom, Inc. as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

/s/ Meyers Norris Penny LLP
Chartered Accountants
Licensed Public Accountants

Toronto, Canada
March 31, 2011

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2010 and 2009

                                     ASSETS
                                                          2010         2009
                                                      ------------ ------------
CURRENT ASSETS
 Cash and cash equivalents                            $ 4,427,227   $5,680,943
 Accounts receivable - trade, net of allowance             37,064        7,723
   For doubtful accounts of $6,323 (2010) and $0 (2009)
 Inventories - finished goods                                  --        6,224
 Deferred costs                                            69,034           --
 Prepaid expenses and other current assets                 35,166       35,084
                                                      -----------  -----------
    Total current assets                                4,568,491    5,729,974
                                                      -----------  -----------
PROPERTY AND EQUIPMENT
 Business center equipment                                     --      329,925
 Machinery and equipment                                       --      448,234
 Computer equipment                                            --      149,220
 Furniture and fixtures                                    10,000       30,097
 Leasehold improvements                                        --       12,377
                                                      -----------  -----------
                                                           10,000      969,853
 Less accumulated depreciation and amortization            (1,333)    (949,992)
                                                      -----------  -----------
    Net property and equipment                              8,667       19,861
                                                      -----------  -----------

Intangible assets - net of accumulated amortization       407,000           --

INVESTMENT IN UNCONSOLIDATED INVESTEE                   4,489,039    3,345,697
                                                      -----------  -----------

TOTAL ASSETS                                          $ 9,473,197  $ 9,095,532
                                                      ===========  ===========

















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2010 and 2009

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          2010         2009
                                                      ------------ ------------
CURRENT LIABILITIES
 Accounts payable                                      $  406,185  $   275,196
 Accrued liabilities                                       52,219      114,989
 Customer deposits                                         52,586           --
                                                       ----------  -----------
   Total current liabilities                              510,990      390,185
                                                      -----------  -----------
NON-CURRENT DEFERRED TAX LIABILITY                      2,424,863    2,461,396
                                                     ------------  -----------
TOTAL LIABILITIES                                       2,935,853    2,851,581
                                                     ------------  -----------


STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
   1,000,000 shares authorized; 60,208
   Class A Shares issued and out-
   standing; liquidation preference of
   $316,092 as of December 31, 2010                        60,208       60,208
 Common stock - $0.01 par value;
   50,000,000 shares authorized;
   9,733,527
   shares issued and out-
   standing                                                97,335       97,335
 Additional paid-in capital                             9,153,520    9,102,096
 Accumulated loss                                      (2,773,719)  (3,015,688)
                                                     ------------  -----------
      Total stockholders' equity                        6,537,344    6,243,951
                                                     ------------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 9,473,197  $ 9,095,532
                                                     ============  ===========















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2010 and 2009

                                                          2010         2009
                                                      ------------ ------------
REVENUES
 Sales                                                $   595,628  $        --
 Service                                                  253,200           --
                                                      -----------  -----------
                                                          848,828           --
COST OF REVENUES
 Cost of sales                                            326,540           --
 Direct servicing costs                                   121,843           --
                                                      -----------  -----------
                                                          448,383           --
                                                      -----------  -----------

GROSS PROFIT                                              400,445           --

OPERATING EXPENSES
 Selling, general and administrative                    1,006,250      808,847
 Depreciation and amortization                             79,333          870
                                                      -----------  -----------
                                                        1,085,583      809,717
                                                      -----------  -----------

LOSS FROM OPERATIONS                                     (685,138)    (809,717)

OTHER INCOME (EXPENSES)
 Interest income                                           20,590      259,956
 Equity (loss) in earnings of unconsolidated investee   1,143,343      (90,329)
 Loss on impairment                                            --   (4,367,891)
                                                      -----------  -----------
                                                        1,163,933   (4,198,264)
                                                      -----------  -----------
INCOME (LOSS) BEFORE PROVISON FOR
INCOME TAXES AND DISCONTINUED OPERATIONS                  478,795   (5,007,981)
                                                      -----------  -----------
INCOME TAXES (EXPENSE) BENEFIT                            (48,886)   1,715,028
                                                       -----------  -----------













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2010 and 2009

                                                          2010         2009
                                                      ------------ ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS              $   429,909  $(3,292,953)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES          (165,814)    (239,645)
                                                      -----------  -----------
NET INCOME(LOSS)                                      $   264,095  $(3,532,598)
                                                      ===========  ===========
Net income (loss) attributable to
 common stockholders                                  $  241,968  $(3,554,898)
                                                      ===========  ===========
Basic net income (loss) per share
attributable to common stockholders:

    Income (loss) from continuing operations          $     0.04   $    (0.34)
                                                      ===========   ==========
    Loss from discontinued operations                 $    (0.02)  $    (0.02)
                                                      ===========   ==========
 Net income (loss) per share                          $     0.02   $    (0.36)
                                                      ===========   ==========
 Number of weighted average shares of common stock
 outstanding
    Basic                                               9,733,527    9,746,601
                                                      ===========   ==========

Diluted net income (loss) per share
attributable to common stockholders:

    Income ( loss) from continuing operations         $      0.04   $     (0.34)
                                                      ===========   ===========
    Loss from discontinued operations                 $     (0.02)  $     (0.02)
                                                      ===========   ===========
    Net income (loss) per share                       $      0.02   $     (0.36)
                                                      ===========   ===========
Number of weighted average shares of
common stock outstanding
    Diluted                                             9,953,943     9,746,601
                                                      ===========   ===========












              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-7

                                  ZUNICOM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2010 AND 2009

               Preferred Stock     Common Stock
             ------------------ ----------------- Additional
             Number of          Number of          Paid-in    Accumulated  Total
              Shares    Amount   Shares   Amount   Capital     Loss    equity(deficit)
            -------- ---------  --------- ------- ----------- ------------ ------------
Balances at
January
1, 2009      60,208  $ 60,208   9,960,756 $99,607 $ 9,181,333 $   539,209  $ 9,880,357
            =======  ========   ========= ======= =========== ===========  ===========
Dividends
paid on
Preferred
stock            --        --          --     --          --      (22,301)     (22,301)

Stock based
compensation     --        --          --     --      51,414           --       51,414

Forfeiture of
restricted
stock            --        --   (227,229) (2,272)  (130,653)           --     (132,925)

Net income
for 2009         --        --          --      --         --   (3,532,598)  (3,532,598)
Rounding                                                   2           (2)           4
             ------  --------   --------- ------- ----------  -----------  -----------
Balances at
December
31, 2009     60,208   $60,208   9,733,527 $97,335 $9,102,096  $(3,015,688) $ 6,243,951
             ======  ========   ========= ======= ==========  ===========  ===========
Dividends
paid on
Preferred
stock           --        --          --     --          --       (22,126)     (22,126)

Stock based
compensation    --        --          --     --      51,415            --       51,415

Net income
for 2010        --        --          --      --         --       264,095      264,095

Adjustment on
discontinued
operations                                                9                          9
             ------  --------   --------- ------- ----------  -----------  -----------
Balances at
December
31, 2010     60,208   $60,208   9,733,527 $97,335 $9,153,520  $(2,773,719) $ 6,537,344
             ======  ========   ========= ======= ==========  ===========  ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2010 and 2009

                                                          2010         2009
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                     $   264,095  $(3,532,598)
Adjustments to reconcile net income to net
 Cash used in operating activities:
   Depreciation and amortization of property and
      equipment                                            88,544       42,737
   Write-off of property and equipment                     10,748       12,495
   Stock-based compensation                                51,415       51,415
   Equity in earnings of investee                      (1,143,342)      90,329
   Deferred income taxes                                  (36,533)  (1,838,482)
   Impairment of investment in UPG                             --    4,367,891
   Loss on settlement of note receivable                       --      301,641
Change in operating assets and liabilities
      Accounts receivable - trade                         (29,341)      (5,137)
      Interest receivable                                      --       10,579
      Inventories                                            6,224         920
      Prepaid expenses and other current assets                (82)     12,379
      Accounts payable                                     130,900     (58,561)
      Accrued liabilities                                  (62,770)    (69,065)
      Deferred costs                                       (69,034)         --
      Customer deposits                                     52,586          --
                                                      ------------ -----------
Net cash used in operating activities                     (736,590)   (613,457)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of UPG stock                                        --     (20,400)
   Purchase of property and equipment                           --      (2,840)
   Purchase of business                                   (495,000)         --
                                                      ------------ -----------
Net cash used in investing activities                     (495,000)    (23,240)
                                                      ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes receivable                       --   4,817,109
   Dividends paid on preferred stock                       (22,126)    (22,300)
                                                      ------------ -----------
Net cash (used in) provided by financing activities        (22,126)  4,794,809
                                                      ------------ -----------











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2010 AND 2009


                                                          2010         2009
                                                      ------------ ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (1,253,716)   4,158,112

Cash and cash equivalents at beginning of year          5,680,943    1,522,831
                                                      -----------  -----------
Cash and cash equivalents at end of year              $ 4,427,227  $ 5,680,943
                                                      ===========  ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest received                                     $    20,544  $   259,956
                                                      ===========  ============






































              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                      F-10

                                  ZUNICOM, INC.
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Zunicom, Inc., ("Zunicom" or the "Company"), formerly Tech Electro Industries, Inc., was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("Alphanet") was a provider of guest communication services to the hospitality industry through August 31, 2010. AlphaNet discontinued this business as of August 31, 2010. Accordingly, the results of this discontinued operation are presented in our Consolidated Statements of Operations (Note O). In April of 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point-of-sale software and hardware to restaurants in southern StateConnecticut, placeWestchester County, StateNew York, and CityplaceNew York City (Note N).

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

The accompanying consolidated financial statements of Zunicom, Inc. and its subsidiary, included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company's investment in a non-controlled entity (investee) is accounted for by the equity method. This financial information reflects all adjustments which are, in the opinion of the Company, normal, recurring and necessary to present fairly the statements of financial position, results of operations and cash flows for the dates and periods presented.

Investment in Unconsolidated Investee

As of December 31, 2010, we held 2,048,870 shares of common stock representing a
41.0 percent interest in UPG. We account for UPG under the equity method of accounting. At December 31, 2010 and 2009, the carrying value of the Company's investment in UPG is reported as a long-term investment in the accompanying consolidated balance sheets. Earnings and losses in our investment in

UPG are recorded in the statements of operations. In 2009, we purchased an additional 16,550 shares of UPG common stock.

Use of Estimates

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: stock-based payments, allowance for doubtful accounts,investment in an unconsolidated investee, and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, are discussed in the consolidated financial statements. It is at least reasonably possible that each of the Company's estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Company's consolidated financial statements.

Cash and Cash Equivalents

The Company considers all unrestricted highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company, through its wholly owned subsidiary AlphaNet records its trade accounts receivable at the amount the Company expects to collect. The Company maintains an allowance for doubtful accounts for estimated losses resulting from nonpayment. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Inventories

As of December 31, 2010, the Company does not maintain an inventory. In 2009, the Company maintained an inventory of components and spare parts, carried at lower of cost or market and accounted on the first in, first out basis.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization of property and equipment is provided for using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

Income Taxes

The Company utilizes the asset and liability approach to accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities and loss carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax and state tax examinations for years before 2007. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2010 and 2009.

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

Investment and notes receivable from unconsolidated investee

Through November 2009, the Company had notes receivable from the unconsolidated investee which were recorded at amortized cost. The Company conducts regular reviews of notes receivable for impairment and records a valuation allowance when there is evidence of impairment and when the amount can be reasonably estimated.

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

Intangible assets

The Company recorded intangible assets at their fair value upon the acquisition of Action Computer Systems and amortizes them over their estimated useful lives. As part of its acquisition of the assets of Action Computer Systems, the Company acquired a covenant not to compete on the part of the former owner (amortized over three years), and a customer list (amortized over five years). The amortization of those assets follows.

Intangible Asset          2011      2012      2013      2014      2015     Total
-------------------   --------  --------  --------  --------  --------  --------
Covenant not to       $ 50,000  $ 50,000  $ 16,667        --        --  $116,667
compete
-------------------   --------  --------  --------  --------  --------  --------
Customer list           67,000    67,000    67,000    67,000    22,333   290,333
-------------------   --------  --------  --------  --------  --------  --------
Total                 $117,000  $117,000  $ 83,667  $ 67,000  $ 22,333  $407,000
                      ========  ========  ========  ========  ========  ========

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

AlphaNet sells and installs point-of-sale software and related hardware to restaurants. AlphaNet also services and supports those systems and provides software upgrades when released by the software developer. For sales and installations of new systems, AlphaNet recognizes revenue when the system is installed and accepted by the restaurant owner. For service and support, AlphaNet recognizes revenue when the service and support are provided. For sales of parts, accessories and supplies, AlphaNet recognizes revenue when the item is shipped and invoiced.

The cost of software licenses, equipment and components purchased for the installation of new systems in an accounting period prior to the period in which it is installed, is carried as a deferred cost on the Company's balance sheet until the system is installed and the revenue recognized. At that point the deferred costs are charged to cost of sales.

Customer deposits represent deposits made by customers in an accounting period prior to the period in which the system is installed. Upon installation, the customer deposit is recognized as revenue.

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

Fair Value of Financial Instruments

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1--  quoted  prices  (unadjusted) in active markets for identical asset or liabilities;

Level 2--  observable    inputs   other   than  Level  I,   quoted   prices  for
           similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3--  assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. There were no changes in the Company's valuation techniques used to measure fair value on a recurring basis.

The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Stock-Based Compensation

The Company accounts for its stock based compensation in accordance with FASB ASC 718. FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

As of December 31, 2010, $24,792 of the restricted stock grant to our chairman remains unamortized and $10,271 of the restricted stock grant to UPG employees remains unamortized. The grant date was June 25, 2007.

Recent Accounting Pronouncements

The Company adopted ASC 805, Business Combinations on January 1, 2009. ASC 805 provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. ASC 805 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. The adoption of this standard did not have an impact on the accompanying audited financial statements as the Company did not enter into a business combination during the twelve months ended December 31, 2009.

The Company adopted ASC 810, on January 1, 2009. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and to disclose those amounts on the face of the income statement. The adoption of this standard did not have a material impact on the Company's consolidated financial statements for the twelve months ended December 31, 2009.

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

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company does not expect this new guidance to have a material effect on the financial statements.


NOTE C - STOCK OPTIONS AND WARRANTS

Stock-based compensation expense for the years ended December 31, 2010 and 2009 was $51,415 and $51,415, respectively. The stock-based compensation expense for the years ended December 31, 2010 and 2009 relates to the amortization of restricted stock issued as deferred compensation.

Valuation Assumptions

There were no stock options granted in 2010 or 2009. The fair value of option awards were estimated at the grant date using a Black-Scholes option pricing model.

Compensatory Stock Options

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. At December 31, 2010 and 2009 there are 125,000 and 525,000 options, respectively, outstanding under the 1999 Plan. The fair value of stock options that vested prior to 2010 is $15,000 and in 2009 is $0.0.

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

Stock Incentive Plan Summary

A summary of the Company's compensatory stock option plans as of and for the years ended December 31, 2010 and 2009 are as follows:

Stock option activity under the 1999 Stock Option Plan was as follows:

                                                Weighted Average Range of
                                      Options    Exercise Price  Exercise Prices
                                     ---------  ---------------- -------------
Options outstanding and exercisable
at January 1, 2009                     525,000       0.85         0.45 - 1.75
                                     ---------
Options outstanding and exercisable
At December 31, 2009                   525,000       0.85         0.45 - 1.75

Canceled,          400,000       0.90                0.90
                                     ---------
Options outstanding and exercisable
At December 31, 2010                   125,000       0.71         0.45 - 1.75
                                     =========
Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2010 is summarized below:
                         Options Outstanding               Options Exercisable
                ----------------------------------------- ----------------------
                               Weighted        Weighted                Weighted
                               Average         Average                 Average
                Outstanding    Remaining       Exercise   Exercisable  Exercise
Exercise Price  At 12/31/10  Contractual Life  Price      At 12/31/10   Price
                -----------  ----------------  ---------- ----------- ---------
$1.75                25,000       6.10  Years        $1.75      25,000     $1.75

$0.45               100,000       2.25 Years        $0.45     100,000     $0.45
                  ---------    -------------     --------   ---------  --------
$0.45 - $1.75       125,000       3.02 Years        $0.71     125,000     $0.71
                   --------                                   --------

At December 31, 2010, the aggregate intrinsic value of options outstanding was $15,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At December 31, 2010, all outstanding options were fully vested.

Restricted Stock

On June 25, 2007, the Board of Directors approved a grant of 996,940 restricted shares of the Company's common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of the Company prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance, especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell 1,000,000 shares of UPG common stock resulting in an $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vests in full on June 25, 2011, and is subject to certain restrictions and obligations up to the point of vesting. As of December 31, 2010, there was $35,063 of unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be realized over a period of six months. The stock will not be registered and will be held in escrow for the benefit of the grantee until the vesting date. In 2007, our chairman relinquished options on 400,000 shares of Zunicom common stock. These options have expired. The officers and employees of UPG held options on 653,000 shares of Zunicom common stock which lapsed after the deconsolidation of UPG. On January 21, 2009, the chief executive officer of UPG resigned and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. Accordingly, his shares have been returned to the Company and the investment in UPG has been reduced by $132,925.

The Company accounted for the grant of restricted shares to our chairman as stock based compensation. We accounted for the grant of restricted shares to UPG officers and employees as a contribution of capital. The Company has been amortizing 60% of that capital contribution as additional equity in earnings
(loss) of the investee over the vesting period. The Company concluded that it is reasonable to discount the value of these restricted shares by 29.52%. Of the 29.52% discount, the Company considers the risk of forfeiture to be 10% and illiquidity to be 19.52%. The Company applied this discount to the grant date market value of a freely tradable share to arrive at the fair value of a restricted share.

NOTE D - NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $22,126 and $22,300 for the years ended December 31, 2010 and 2009 respectively, by the weighted average number of common shares outstanding for the period. For the year ended December 31, 2010, 25,000 stock options are not included in the diluted net income per share calculation as they are out-of-the-money, the stock price is below the exercise price. The diluted net income per share calculation includes 100,000 in-the-money stock options as well as the effect of the "as if" conversion of the preferred stock into 120,416 shares of common stock.

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

NOTE E - INVESTMENT IN UNCONSOLIDATED INVESTEE

Following is a summary of financial information for UPG for the years ended December 31, 2010 and 2009: ------------------------------------
                                    Year Ended December 31,
                             ------------------------------------
                                     2010                2009
                             ------------------- ----------------
Net sales                         $107,256,461     $111,170,726
Cost of sales                       87,355,871       91,797,823
                             -----------------   --------------
Gross profit                        19,900,590       19,372,903
Operating expenses                  14,769,442       17,244,025
                              ----------------   --------------
Operating income                     5,131,148        2,128,878
Other income (expense):
    Interest expense                  (681,213)        (953,252)
    Other, net                           2,187           (2,623)
                              ----------------   --------------
       Total other (expense) income   (679,026)         955,875
                              ----------------   --------------
Income before
 provision for income taxes          4,452,122        1,173,003

Provision for income taxes          (1,561,882)      (1,138,545)
                              ----------------   --------------
Net income                          $2,890,240       $   34,458
                              ================   ==============

Following is a summary of balance sheet information for UPG as of December 31, 2010 and 2009:

---------------------- ---------------------------- ----------------------------
                               As atDecember 31, 2010     As atDecember 31, 2009
---------------------- ---------------------------- ----------------------------
Current assets                         $46,126,015                $  47,029,737
---------------------- ---------------------------- ----------------------------
Noncurrent assets                        1,484,624                    2,376,163
---------------------- ---------------------------- ----------------------------
Current liabilities                     25,177,097                   29,302,742
---------------------- ---------------------------- ----------------------------
Noncurrent liabilities                     266,673                    1,071,736
---------------------- ---------------------------- ----------------------------
Shareholders' equity                    22,166,869                   19,031,422

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

At December 31, 2010, the carrying value of the Company's investment in UPG was $4,489,039. The market value of the 2,048,870 shares of UPG's common stock the Company owns was approximately $7,560,330, based on the closing price per share at December 31, 2010 of $3.69.

Note F: FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES


Nonrecurring Fair Value Measures

                           March 31,                                   Total
(in millions)                2009      Level 1   Level 2    Level 3   Losses
------------------------------------------------------------------------------
Assets:
Equity method investments $2,644,416  $2,644,416 $  --      $   --  $(4,367,891)
------------------------------------------------------------------------------

In accordance with ASC 323 "Investments - Equity Method and Joint Ventures", previously Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock," we recognized as at March 31, 2009, an other than temporary impairment to other income (expense) of $4,367,891 to adjust our cost basis in our investment in UPG of approximately $7,916,442 to its estimated fair value (see Note E ). The valuation methodology utilized the quoted market value of UPG's publicly traded shares. The Company's investment in UPG is classified as a Level 1 financial instrument in accordance SFAS No. 157 in the fair value hierarchy, as the estimated fair value of the investment is based on observable inputs. We believe the estimated fair value is representative of the exit price from a marketplace participant's perspective. The Company has determined that there are no further impairments in the year ended December 31, 2010.

NOTE G - RELATED PARTY NOTES


In conjunction with its evaluation of its investment in UPG described in Note E above, the Company evaluated its two unsecured promissory notes from UPG in the amount of $4,753,125 as of March 31, 2009, to determine if an other than temporary decline in the fair value of the notes had occurred. The principle inputs in estimating the fair value of the UPG notes was the possible impairment of UPG's ability to service the notes in the future given the revenue decline in the first quarter of 2009, especially from its largest customer, and the profitability decline from 2007 to the first quarter of 2009. As a result, the Company recognized an impairment in other income (loss) of $1,425,788 to adjust the cost basis of the notes to their estimated fair value. As a result, the carrying value of the UPG notes as of March 31, 2009, was $3,327,338.

In November 2009, Zunicom entered into negotiations with UPG, its former 100% owned subsidiary (now 41% owned) to pay the balance of the note obligations prior to maturity. After multiple discussions, including offers and counter-offers, Zunicom agreed to relieve/forgive UPG for a portion of the note payable, $301,640, in exchange for the receipt of a lump-sum cash payment for the remainder of the notes payable plus all accrued interest. The balance of the notes payable plus accrued interest was calculated and paid in cash on December 16, 2009 as shown below.

Description                           Note 1         Note 2          Total
--------------------------------------------------------------------------------
9/30/09 Principal Balance       $  2,062,500    $ 1,959,375   $ 4,021,875
7.5% Forgiveness of Principal       (154,687)      (146,953)     (301,640)
Interest - OCT                        10,510          9,984        20,495
Interest - NOV                        10,171          9,662        19,833
Interest - DEC 1-16                    5,424          5,153        10,578
Total Payoff Amount                1,933,918      1,837,222     3,771,141


The Company recorded $1,124,146 as a reversal of a valuation charge and a reduction in the impairment charge and an expense in general and administrative expenses of $301,641 for the discount on the notes in 2009.

NOTE H - SHAREHOLDERS' EQUITY

The outstanding Class A preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2010, the Company has paid all dividends which have accrued on the preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) at any time after one year from the date of issue. The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. During the years ended December 31, 2010 and 2009 no shares of outstanding preferred stock were converted into shares of common stock. All dividends in 2010 and 2009, were paid in cash.

During 2010, the Company paid $22,126 in cash dividends on the class A Preferred Stock. In 2009, the Company paid $22,300 in cash dividends on the class A Preferred Stock.

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

During the years ended December 31, 2010 and 2009, there were no customers who accounted for more than 3% of the Company's total revenues.

NOTE J - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2010 and 2009 consist of the following:
                                                       2010             2009
                                                   ------------     ------------
Current deferred tax asset                         $     2,150      $        --
                                                   -----------      -----------
Net current deferred tax asset                     $     2,150      $        --
                                                   ===========      ===========
Non-current deferred tax asset                     $ 2,348,422      $ 2,039,338
Non-current deferred tax liability                  (4,775,435)      (4,500,734)
                                                   -----------      -----------
Net non-current deferred tax asset (liability)     $(2,427,013)     $(2,461,396)
                                                   ===========      ===========

Significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:
                                                       2010             2009
                                                   ------------     ------------
Net operating loss carry forwards                  $ 2,188,795      $ 1,861,144
Book/tax difference in investment in UPG            (1,030,655)        (641,919)
Excess loss account                                 (3,743,261)      (3,858,815)
Depreciation                                            (1,518)          43,427
Deferred Stock Compensation                            135,656          118,175
Accrued bonus                                               --               --
Allowance for doubtful accounts                          2,150               --
Other                                                   23,970           16,592
                                                   -----------      -----------
                                                   $(2,424,863)     $(2,461,396)
                                                   ============     ============

The Company's provision for income taxes for the years ended December 31, 2010 and 2009 is comprised as follows:

                                                      2010              2009
                                                   ----------       ------------
Current income tax expense                         $       --       $        --
Deferred income tax expense                        (   36,533)       (1,838,481)
                                                   ----------       -----------
 Income taxes (expense) benefit                   $(   36,533)      $(1,838,481)
                                                   ==========       ===========

At December 31, 2010 the Company has recorded deferred tax liabilities totaling $2,424,863. These liabilities consist primarily of the book/tax differences in Zunicom's investment in UPG totaling $(1,030,655) and the excess loss account totaling $(3,743,261). This excess loss account is related to Zunicom's use of AlphaNet's net operating losses in excess of Zunicom's tax basis in its investment in AlphaNet. These net operating losses were used primarily in 2006 to offset Zunicom's taxable income. The liability recorded at December 31, 2010 represents Zunicom's liability to the Internal Revenue Service for the use of these net operating losses in the event that the excess loss account is triggered by a change in control or worthlessness of AlphaNet. Future changes in Zunicom's investment in AlphaNet may effect the balance of this excess loss account and related deferred tax liability.

Net operating loss carryforwards available at December 31, 2010 totals approximately $6,437,000 and begins to expire in 2022.

The Company's income tax expense for the years ended December 31, 2010 and 2009 differed from the statutory federal rate of 34 percent as follows:

                                                        2010            2009
                                                    -----------    ------------
Statutory rate applied to income (loss)
before income taxes                                 $   77,370     $(1,826,167)
Increase (decrease) in income taxes
resulting from:

Permanent Differences                                    1,651           1,304


Amounts not deductible for federal income             (115,554)        (13,618)
tax purposes
                                                    ----------     -----------
Income tax expense (recovery)                       $  (36,533)    $(1,838,481)
                                                    ----------     -----------

NOTE K - COMMITMENTS

LEASES

During 2008, the Company extended the office lease for one year to April 30, 2010 at the same rent and terms. In January 2010, AlphaNet vacated the leased premises. AlphaNet leased certain equipment located at customer sites as part of its Office (TM) product. As of August 31, 2010, the Company discontinued its office (TM) product. As a result, the Company has no further commitments related to its office (TM) product.

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

                 -------  -------  -------  -------  --------
                   2011     2012     2013     2014     Total
-------------    -------  -------  -------  -------  --------
Office lease     $23,818  $25,892  $26,669  $25,117  $113,314
-------------    -------  -------  -------  -------  --------

NOTE L - LEGAL PROCEEDINGS

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. As of December 31, 2010, the Company was not subject to any such legal proceedings or claims.

NOTE M - ECONOMIC DEPENDENCE

With the purchase of the business of Action Computer Systems in April 2010, the Company is now a reseller for Action Systems Inc. (ASI) in Silver Spring, Maryland, the developer of Restaurant Manager, a point-of-sale computer software system designed for restaurants. Should ASI fail to develop and issue improvements for the Restaurant Manager software to keep pace with technological developments and the operational needs of restaurants, Restaurant Manager's competitive position could be diminished and the Company's business would be harmed.

Should ASI cease operation of its business, the Company would be forced to identify other point-of-sale software that it could offer to the restaurant industry. The Company has an effective sales and marketing, and service and support infrastructure in place and an installed system base in excess of 450 customers which could make it an attractive reseller for one of the many point-of-sale software systems offered to restaurants. However, there is no guarantee that the Company would be able to identify such a replacement system or, if identified, complete an arrangement satisfactory to the Company or to the system developer.

NOTE N - PURCHASE OF BUSINESS

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

The Company accounted for this purchase under the acquisition method of accounting. The following represents the purchase price allocation at the date of the acquisition:

Customer Lists                 $335,000
Covenant not to compete         150,000
Fixed Assets                     10,000
---------------------------------------
Purchase price                 $495,000
                               ========

The total revenue of Action Computer Systems since the date of acquisition, included in the consolidated income statement for the year ended December 31, 2010 was $848,828.

Supplemental pro-forma information regarding the results of the combined entity for the current reporting periods and the comparative periods presented in these consolidated financial statements has not been presented, as the financial information of the business prior to acquisition is not available, and it is impracticable for management to reasonably estimate the effect for such disclosure.

NOTE O - DISCONTINUED OPERATIONS

In August 2010, the Company discontinued its guest communications services business. The Company chose to abandon the assets associated with this business and accordingly has written these assets off and recorded a corresponding loss of $10,748 in the consolidated statements of operations for the year ended December 31, 2010, which is included in the loss from discontinued operations.

Total revenue from discontinued operations was $114,025 for the year ended December 31, 2010. Pre-tax loss from discontinued operations was $251,233 and income tax benefit was $85,419 for the year ended December 31, 2010. The asset related to discontinued operations in 2010 is a deposit of $5,000. In 2009, assets related to discontinued operations included cash of $8,806, accounts receivable of $7,723, inventory of $6,225, deposits of $6,245 and prepaid expenses of $6,222. The liabilities related to discontinued operations in 2010 includes accounts payable of $289,102 and sales tax payable of $2,460. In 2009, liabilities related to discontinued operations included accounts payable of $263,205 and accrued liabilities of $67,989. Capital assets in 2009 were $19,860 of which $9,112 were written off in 2009 and $10,748 were written off in 2010.