Form 10-Q
period 2011-03-31
ZUNICOM INC
filed 2011-05-16
CIK 886912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [ ] No [X]

As of May 13, 2011, 9,733,527 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Zunicom, Inc.

PART I - FINANCIAL INFORMATION

----------------------------------

Item 1. Financial Statements

ZUNICOM, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2011	December 31,2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$ 4,284,844	$ 4,427,227
Accounts receivable – trade, net of $6,323
allowance for doubtful accounts of
and $6,323	33,925	37,064
Inventory	45,965	-
Deferred costs	27,345	69,034
Prepaid expenses and other current assets	26,008	35,166
Total current assets	4,418,087	4,568,491

PROPERTY AND EQUIPMENT
Furniture and fixtures	10,000	10,000

Less accumulated depreciation	(1,833)	(1,333)

Net property and equipment	8,167	8,667

Intangible assets – net of accumulated amortization	377,750	407,000

INVESTMENT IN UNCONSOLIDATED INVESTEE	4,643,866	4,489,039

TOTAL ASSETS	$ 9,447,870	$ 9,473,197

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2011	December 31,2010
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable	347,435	406,185
Accrued liabilities	23,926	52,219
Customer deposits	56,293	52,586
Total current liabilities	427,654	510,990
NON-CURRENT DEFERRED TAX LIABILITY	2,488,818	2,424,863
TOTAL LIABILITIES	2,916,472	2,935,853

STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value, 1,000,000 shares authorized; 60,208 and 60,208 Class A Preferred Shares issued and outstanding; liquidation preference of $316,092 as of March 31, 2011	60,208	60,208
Common stock - $0.01 par value; 50,000,000 shares authorized; 9,733,527 and 9,733,527 shares issued and outstanding	97,335	97,335
Additional paid-in capital	9,166,198	9,153,520
Accumulated deficit	(2,792,343)	(2,773,719)
Total stockholders' equity	6,531,398	6,537,344
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,447,870	$ 9,473,197

 Preferred stock - $1.00 par value, 1,000,000 shares   authorized; 60,208 and 60,208 Class A Preferred Shares   issued and outstanding; liquidation preference of $316,092   as of March 31, 2011

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011 and 2010

	2011	2010
REVENUES
Sales	$ 267,806	$ -
Service revenue	71,300	-
Total revenue	339,106	-

COST OF REVENUES
Cost of goods sold	93,380	-
Direct servicing costs	48,477	-
Total cost of sales	141,857	-
GROSS PROFIT	197,249	-
OPERATING EXPENSES
Selling, general and administrative	263,920	131,906
Depreciation and amortization	29,750	-
Total operating expenses	293,670	131,906
LOSS FROM OPERATIONS	(96,421)	131,906

OTHER INCOME (EXPENSE)
Interest income	3,341	6,408
Equity in earnings of investee	154,826	197,069
Total other income	158,167	203,477
INCOME BEFORE PROVISION FOR INCOME TAXES
AND DISCONTINUED OPERATIONS	61,746	71,572

INCOME TAXES (EXPENSE) BENEFIT	(67,540)	(51,841)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(5,794)	19,730
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(6,960)	(61,984)
NET LOSS	(12,754)	(42,254)

Preferred Stock Dividend	(5,870)	(5,870)

Net loss attributable to common stockholders	$ (18,624)	$ (48,124)

Basic and diluted net loss per share
attributable to common stockholders:

(Loss) income from continuing operations	$ (0.00)	$ 0.00

Loss from discontinued operations	$ (0.00)	$ (0.01)

Net loss per share	$ (0.00)	$ (0.01)

ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

For the Three Months Ended March 31, 2011 and 2010

Number of weighted average shares of common stock
outstanding
Basic and diluted	9,733,527	9,733,527

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$ (12,754)	$ (42,254)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	29,750	4,340
Write off of property and equipment	--	2,918
Equity in earnings of investee	(154,827)	(197,069)
Stock-based compensation	12,678	12,678
Provision for income taxes	63,955	19,910
Changes in operating assets and liabilities:
Accounts receivable - trade	3,139	7,723
Inventories	(45,965)	--
Prepaid expenses and other current assets	9,158	18,047
Accounts payable	(58,750)	41,293
Accrued liabilities	(28,293)	(29,561)
Customer deposits	3,707	--
Deferred costs	41,689	--
Net cash used by operating activities	(136,513)	(161,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred stock	(5,870)	(5,870)
Net cash (used in) financing activities	(5,870)	(5,870)

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(142,383)	167,845
Cash and cash equivalents at beginning of period	4,427,227	5,680,943
Cash and cash equivalents at end of period	$ 4,284,844	$ 5,513,098

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), has been a provider of guest communication services to the hospitality market. AlphaNet discontinued this business as of August 31, 2010. Accordingly, the results of this discontinued operation are presented in our Unaudited Consolidated Statements of Operation above. In April of 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City (Note K). Zunicom also holds a 41 percent ownership interest in Universal Power Group, Inc. (UPG), a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, provider of third-party logistics services and a custom battery pack assembler.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generallyaccepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included for the three month period ended March 31, 2011. The results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2010.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statements of operations for the three months ended March 31, 2011 and 2010, of $12,678 and $12,678, respectively, represents the amortization of the restricted stock grant to the Company's chairman in 2007.

As of March 31, 2011, $12,114 of the restricted stock grant to the Company's chairman remains unamortized.

Valuation Assumptions

The fair values of option awards are estimated at the grant date using a Black-Scholes option pricing model. There were no options granted in the three months ended March 31, 2011 or 2010.

NOTE C - STOCK-BASED COMPENSATION (CONTINUED)

Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at December 31, 2010	125,000	$ 0.71
Granted	--	$ --
Exercised	--	$ --
Canceled, lapsed or forfeited	--	$ --
Options outstanding at March 31, 2011	125,000	$ 0.71

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$ 1.75	25,000	5.9	$ 1.75	25,000	$ 1.75
$ 0.45	100,000	2.0	$ 0.45	100,000	$ 0.45
$ 0.45 - $ 1.75	125,000	2.8	$ 0.71	125,000	$ 0.71

At March 31, 2011, the aggregate intrinsic value of options outstanding was $20,000 and the aggregate intrinsic value of options exercisable was $20,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At March 31, 2011, all outstanding options were fully vested.

NOTE D - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) decreased (increased) by the preferred stock dividends of $5,870 and $5,870 for the three months ended March 31, 2011 and 2010,respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

NOTE D - NET INCOME (LOSS) PER SHARE (CONTINUED)

The dilutive effect of 100,000 in-the-money options and the dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock have not been included in the computation of dilutive net income per share for the three months ended March 31, 2011 or for the three month period ended March 31, 2010, as the effect would be anti-dilutive.

NOTE E - UNCONSOLIDATED INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three month period ended March 31, 2011 and 2010. Following is a summary of financial information of UPG for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Net revenues	$ 21,587	$ 26,035
Cost of revenues	17,278	21,602
Gross profit	4,309	4,433
Operating expenses	3,536	3,473
Income from operations	773	960
Interest expense	(141)	(161)
Income from operations before income tax provision	632	798
Income tax provision	(229)	(293)
Net income	$ 403	$ 506

Following is a summary of the balance sheets for UPG as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	($ in thousands)
Current assets	42,754	46,126
Noncurrent assets	1,345	1,485
Current liabilities	21,406	25,177
Noncurrent liabilities	79	267
Shareholders' equity	22,614	22,167

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

NOTE H - SHAREHOLDERS' EQUITY

During the three months ended March 31, 2011 and 2010, the Company paid a cash dividend of $5,870 and $5,870, respectively, to the holders of its class A Preferred Stock.

NOTE I - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of March 31, 2011, the Company is not subject to any ongoing legal proceedings.

NOTE J - PURCHASE OF BUSINESS

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

The Company accounted for this purchase under the acquisition method of accounting. The following represents the purchase price allocation at the date of the acquisition:

Customer Lists	$335,000
Covenant not to compete	150,000
Fixed Assets	10,000
Purchase price	$495,000

Supplemental pro-forma information regarding the results of the combined entity for the comparative periods presented in these consolidated financial statements has not been presented, as the financial information of the business prior to acquisition is not available, and it is impracticable for management to reasonably estimate the effect for such disclosure.

NOTE K – DISCONTINUED OPERATIONS

In August 2010, the Company discontinued its guest communications services business. The Company chose to abandon the assets associated with this business and accordingly has written these assets off in the consolidated statements of operations for the year ended December 31, 2010.

The asset related to discontinued operations in the three months ended March 31, 2011 is a deposit of $5,000. For the same period in 2010, assets related to discontinued operations included cash of $6,493, inventory of $6,226, deposits of $5,653 and prepaid expenses of $4,972. The liability related to discontinued operations in 2011 and 2010 is accounts payable of $289,102.

NOTE L - ECONOMIC DEPENDENCE

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

NOTE M - INVENTORY

Beginning with the period ended March 31, 2011, management is performing a monthly inventory of components and parts to be sold and installed in POS systems. Accordingly, the balance sheet as of March 31, 2011, includes inventory valued at cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Unaudited Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Three months ended March 31, 2011

REVENUE

For the three month period ended March 31, 2011, Zunicom, through its wholly owned subsidiary Alphanet which, until August 31, 2010,consisted of two product lines, had consolidated revenues from continuing operations of $339,106 compared to $0 for the same period in 2010. This revenue is from Action Computer Systems which was acquired in April 2010.

COST OF REVENUE

For the three month period ended March 31, 2011, Action Computer Systems had cost of revenue from continuing operations of $141,857, compared to $0 for the same period in 2010.

OPERATING EXPENSES

For the three month period ended March 31, 2011, Zunicom's consolidated operating expenses from continuing operations, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment increased to $293,670 compared to $131,906 for the same period in 2010, an increase of $161,764 or 122.6%. The increase is due to Action Computer Systems operating expenses, depreciation, and amortization for the three month period ended March 31, 2011, of $195,937, offset by a decrease in Zunicom's expenses of $34,173.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (CONTINUED)

Zunicom's selling, general and administrative expenses for the three month period ended March 31, 2011 were $97,733 compared to $131,906 for the same period in 2010, a decrease of $34,173 or 25.9%. The decrease is primarily attributable to decreased legal and consulting fees related to the wind down of the Office (TM) product and the acquisition of Action Computer Systems.

For the three month period ended March 31, 2011, the Company recorded $29,750 in depreciation and amortization expense from continuing operations compared to $0.0 in 2010. The increase is due to depreciation and amortization of the assets acquired in the acquisition of Action Computer Systems.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended March 31, 2011 was $3,341 compared to interest income of $6,408 for the same period in 2010, a decrease of $3,067, or 47.9%. The decrease is due to lower cash balances and lower interest rates.

Equity in earnings of investee of $154,826 represents Zunicom's share of UPG's net income for the three month period ended March 31, 2011 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Zunicom recorded a loss from discontinued operations of $6,960 for the three months ended March 31, 2011 compared to $61,984 for the same period in 2010. The Office (TM) product line was discontinued as of August 31, 2010.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $4,284,844 at March 31, 2011.

Net cash used in operating activities was $136,513 for the three month period ended March 31, 2011 as compared to $161,975 for the same period in 2010. The cash used in operating activities is attributable to the net loss of $12,754 plus depreciation of $29,750, stock based compensation of $12,678, provision for income taxes of $63,955 less equity in earnings of investee of $154,827, and a decrease in working capital of $75,317.

For the three months ended March 31, 2011 there was no cash flow used in investing activities.

Net cash used in financing activities for the three month period ended March 31, 2011 was $5,870 representing payment of a cash dividend on the Company's preferred stock.

Zunicom management believes that cash on hand will be sufficient to meet its operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange

All of our customers and suppliers are in the United States and we are not subject to any foreign currency risk.

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the three months ended March 31, 2011. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2011 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

-----------------------

* Filed herewith.

Signature

---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zunicom, Inc.
(Registrant)
Date: May 16, 2011	/s/ John C. Rudy
John C. Rudy
Chief Financial Officer
(principal financial officer)