Form 10-Q
period 2011-06-30
ZUNICOM INC
filed 2011-08-15
CIK 886912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q	OMB APPROVAL OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . . ..... .187.2

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27210

Zunicom, Inc.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2408297 (I.R.S. Employer Identification No.)

4315 West Lovers Lane, Dallas, Texas

(Address of principal executive offices)

(214) 352-8674

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required tofile such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ X ] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes [ X ] No

As of July 31, 2011, 9,901,255 shares of Common Stock were outstanding.

Zunicom, Inc.

PART I - FINANCIAL INFORMATION

----------------------------------

Item 1. Financial Statements

ZUNICOM, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$4,146,985	$4,427,227

Accounts receivable – trade, net of allowance for doubtful accounts of $6,323 and 6,323, respectively	67,430	37,064
Inventory	23,167	-
Deferred costs	17,345	69,034
Prepaid expenses and other current assets	58,683	35,166
Total current assets	4,313,610	4,568,491

PROPERTY AND EQUIPMENT
Furniture and fixtures	10,000	10,000

Less accumulated depreciation	(2,333)	(1,333)

Net property and equipment	7,667	8,667

INTANGIBLE ASSETS – NET OF ACCUMULATED AMORTIZATION	348,500	407,000

INVESTMENT IN UNCONSOLIDATED INVESTEE	4,704,717	4,489,039

TOTAL ASSETS	$9,374,494	$9,473,197

(Continued)

ZUNICOM, INC.

CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable	373,935	406,185
Accrued liabilities	23,121	52,219
Customer deposits	41,990	52,586
Total current liabilities	439,046	510,990

NON-CURRENT DEFERRED TAX LIABILITY	2,473,416	2,424,863
TOTAL LIABILITIES	2,912,462	2,935,853

STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value, 1,000,000 shares authorized; 60,208 and 60,208 Class A Preferred Shares issued and outstanding; liquidation preference of $316,092 as of June 30, 2011	60,208	60,208
Common stock - $0.01 par value; 50,000,000 shares authorized; 9,901,255 and 9,733,527 shares issued and outstanding	99,013	97,335
Additional paid-in capital	9,186,283	9,153,520
Accumulated deficit	(2,883,472)	(2,773,719)
Total stockholders' equity	6,462,032	6,537,344
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,374,494	$9,473,197

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2011 and 2010

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
REVENUES
Sales revenue	$336,604	$168,959	$604,410	$168,959
Service revenue	67,928	72,276	139,228	72,276
Total revenue	404,532	241,235	743,638	241,235
COST OF REVENUES
Cost of sales	168,384	96,853	261,764	96,853
Direct servicing costs	57,370	31,417	105,847	31,417

Total cost of revenues	225,754	128,270	367,611	128,270

GROSS PROFIT	178,778	112,965	376,027	112,965

OPERATING EXPENSES
Selling, general and administrative	304,726	300,419	579,191	432,324
Depreciation and amortization	29,750	19,833	59,500	19,833

	334,476	320,252	638,691	452,157

LOSS FROM OPERATIONS	(155,698)	(207,287)	(262,664)	(339,192)

OTHER INCOME (EXPENSES)
Interest income	3,218	5,563	6,559	11,971
Equity in earnings of investee	51,368	335,462	206,194	532,531
Total other income	54,586	341,025	212,753	544,502
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(101,112)	133,738	(49,911)	205,310
INCOME TAX (EXPENSE) BENEFIT	15,402	(46,976)	(48,553)	(98,817)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(85,710)	$86,762	$(98,464)	$106,493
LOSS FROM DISCONTINUED OPERATIONS NET OF TAXES	--	(78,534)	--	(140,517)
NET (LOSS) INCOME	(85,710)	8,228	(98,464)	(34,024)
Preferred stock dividend	(5,419)	(5,419)	(11,289)	(11,289)

(Continued)

ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2011 and 2010

(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net (loss)income attributable to common stockholders	$(91,129)	$2,809	$(109,753)	$(45,313)

Net (loss)income per share attributable to common stockholders
Basic
(Loss) income from Continuing operations	$(0.01)	$0.01	$(0.01)	$0.01

(Loss) from discontinued Operations	$--	$(0.01)	$--	$(0.01)

Net loss per share	$(0.01)	$0.00	$(0.01)	$0.00

Diluted

(Loss) income from Continuing operations	$(0.01)	$0.01	$(0.01)	$0.01

(Loss) from discontinued Operations	$--	$(0.01)	$--	$(0.01)

Net loss per share	$(0.01)	$0.00	$(0.01)	$0.00

Number of weighted average shares of common stock outstanding
Basic	9,744,586	9,733,527	9,739,087	9,733,527

Diluted	9,744,586	9,953,943	9,739,087	9,733,527

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,463)	$(34,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,500	27,463
Write off of property and equipment	--	4,355
Equity in earnings of investee	(206,194)	(532,531)
Non-cash stock-based compensation	24,956	25,496
Provision for income taxes - deferred	48,553	26,430

Change in operating assets and liabilities:
Accounts receivable – trade	(30,366)	(51,516)
Inventory	(23,167)	--
Prepaid expenses and other current assets	(23,516)	(22,996)
Deferred costs	51,689	--
Accounts payable	(32,251)	74,408
Accrued liabilities	(29,098)	(47,739)
Customer deposits	(10,596)	31,596
Net cash used in operating activities	(268,953)	(499,058)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of business assets	--	(495,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid on preferred stock	(11,289)	(11,289)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(280,242)	(1,005,347)
Cash and cash equivalents at beginning of period	4,427,227	5,680,943

Cash and cash equivalents at end of period	4,146,985	4,675,596

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$--	$46

Restricted stock issued	$64,309	$--

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), has been a provider of guest communication services to the hospitality market. AlphaNet discontinued this business as of August 31, 2010. Accordingly, the results of this discontinued operation are presented in our Unaudited Consolidated Statements of Operation above. In April of 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City (Note I). Zunicom also holds a 41 percent ownership interest in Universal Power Group, Inc. (UPG), a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, provider of third-party logistics services and a custom battery pack assembler.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2011. The results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2010.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2011 and 2010, of $12,114, $24,956, $12,819, and $25,496 respectively, represents the amortization of the restricted stock grant to the Company's chairman in 2007.

As of June 30, 2011, The 2007 grant of restricted stock to the Company's chairman has been fully amortized.

Restricted Stock

On June 25, 2007, the Board of Directors approved a grant of 996,940 restricted shares of the Company’s common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of the Company prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance, especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell 1,000,000 shares of UPG common stock resulting in an $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vested in full on June 25, 2011, but was extended for three years pursuant to a new agreement as described below. Accordingly, the deferred stock compensation to the Company’s chairman has been fully amortized and the unrecognized compensation cost to certain UPG employees has been fully realized as of June 30, 2011.

NOTE C - STOCK-BASED COMPENSATION (CONTINUED)

On January 21, 2009, the chief executive officer of UPG resigned and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. Accordingly, his shares were returned to the Company and the investment in UPG was reduced by $132,925. During 2010, two UPG employees resigned and according to the terms of the restricted stock agreement, forfeited their restricted stock grant. Accordingly, their shares have been returned to the Company and the investment in UPG has been reduced by $4,624.

On June 24, 2011, the Company offered an additional grant of restricted shares to the grantees on condition that the grantees would agree that the original grant remain in escrow and subject to the original restrictions until June 30, 2014. The new grant will also be subject to the same restrictions and remain in escrow for the same period. All remaining grantees accepted the Company’s offer.

Accordingly, on June 24, 2011, the Company issued a grant of 87,952 restricted shares of common stock to the Company’s chairman and a grant of 99,536 restricted shares of common stock to certain employees of UPG. These additional shares will vest on June 30, 2014 and will be held in escrow for the benefit of the grantee subject to the same restrictions and risk of forfeiture as the original shares until the vesting date.

As of June 30, 2011, $164 of the restricted stock grant to the Company’s chairman has been amortized and $30,004 remains unamortized and $110 of the restricted stock grant to UPG employees has been amortized and $20,033 remains unamortized.

The Company accounted for the grant of the new restricted shares to our chairman as stock based compensation. We accounted for the grant of the new restricted shares to UPG officers and employees as a contribution of capital. The Company will amortize 59% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period. The Company concluded that it is reasonable to discount the value of these restricted shares by 30%. Of the 30% discount, the Company considers the risk of forfeiture to be 10% and illiquidity to be 20%. The Company applied this discount to the grant date market value of a freely tradable share to arrive at the fair value of a restricted share.

Valuation Assumptions

The fair values of option awards are estimated at the grant date using a Black-Scholes option pricing model. There were no options granted in the six months ended June 30, 2011 or 2010.

Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at December 31, 2010	125,000	$ 0.71
Granted	--	$ --
Exercised	--	$ --
Canceled, lapsed or forfeited	--	$ --
Options outstanding at June 30, 2011	125,000	$ 0.71

NOTE C - STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$ 1.75	25,000	5.6	$ 1.75	25,000	$ 1.75
$ 0.45	100,000	1.8	$ 0.45	100,000	$ 0.45
$ 0.45 - $ 1.75	125,000	2.6	$ 0.71	125,000	$ 0.71

At June 30, 2011, the aggregate intrinsic value of options outstanding and exerciseable was $5,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At June 30, 2011, all outstanding options were fully vested.

NOTE D - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) decreased (increased) by the preferred stock dividends of $5,419, $11,289, $5,419, and $11,289 for the three and six months ended June 30, 2011 and 2010,respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 100,000 in-the-money options and the dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock have not been included in the computation of dilutive net income per share for the three and six month periods ended June 30, 2011 or for the six month period ended June 30, 2010, as the effect would be anti-dilutive.

NOTE E - UNCONSOLIDATED INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three and six month periods ended June 30, 2011 and 2010. Following is a summary of financial information of UPG for the three and six months ended June 30, 2011 and 2010:

Three and Six Months Ended June 30,

($ in thousands)

	2011	2010	2011	2010
Net revenues	$21,665	$28,394	$43,252	$54,429

NOTE E - UNCONSOLIDATED INVESTEE (CONTINUED)

Cost of revenues	17,275	23,333	34,554	44,935

Gross profit	4,390	5,061	8,698	9,494

Operating expenses	3,992	3,657	7,528	7,131

Income from operations	398	1,404	1,170	2,363

Interest expense	(151)	(237)	(291)	(398)
Income from operations before income tax provision	247	1,167	879	1,965

Income tax provision	(122)	(323)	(351)	(616)

Net income	$125	$844	$528	1,349

Following is a summary of the balance sheets for UPG as of

June 30, 2011 and December 31, 2010.

	($ in thousands)
	June 30,	December 31,
	2011	2010
Current assets	45,420	46,126
Noncurrent assets	3,369	1,485
Current liabilities	25,735	25,177
Noncurrent liabilities	287	267
Shareholders' equity	22,767	22,167

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

NOTE G - SHAREHOLDERS' EQUITY

During the three and six month periods ended June 30, 2011 and 2010, the Company paid a cash dividend of $5,419, $11,289, $5,419 and $11,289, respectively, to the holders of its class A Preferred Stock.

NOTE H - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of June 30, 2011, the Company is not subject to any ongoing legal proceedings.

NOTE I - PURCHASE OF BUSINESS

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

NOTE J – DISCONTINUED OPERATIONS

In August 2010, the Company discontinued its guest communications services business. The Company chose to abandon the assets associated with this business and accordingly has written these assets off in the consolidated statements of operations for the year ended December 31, 2010.

The asset related to discontinued operations in the six months ended June 30, 2011 is a deposit of $5,000. The liability related to discontinued operations in 2011 and 2010 is accounts payable of $282,725 and $289,102 respectively.

NOTE K - ECONOMIC DEPENDENCE

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

NOTE K - ECONOMIC DEPENDENCE (CONTINUED)

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

NOTE L - INVENTORY

Beginning with the period ended March 31, 2011, management is performing a monthly inventory of components and parts to be sold and installed in POS systems. Accordingly, the balance sheet as of June 30, 2011, includes inventory valued at the lower of cost or market.

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

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its wholly-owned subsidiary, AlphaNet. AlphaNet has been a provider of guest communication services to the hospitality market. AlphaNet exited this business as of August 31, 2010. In April 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City.

Three months ended June 30, 2011

REVENUES

For the three month period ended June 30, 2011, Zunicom, through its wholly owned subsidiary Alphanet had consolidated revenues of $404,532 compared to $241,235 for the same period in 2010, an increase of $163,297 or 67.7%. The increase is due primarily to the short period in 2010, only two months of revenue from the acquisition date, April 23, 2010, until June 30, 2010.

COST OF REVENUES

For the three month period ended June 30, 2011, cost of revenue was $225,754 compared to $128,270 for the same period in 2010, an increase of $97,484 or 76.0%.

OPERATING EXPENSES

For the three month period ended June 30, 2011, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment increased to $334,476 compared to $320,252 for the same period in 2010, an increase of $14,224 or 4.4%. The increase is due to an increase in operating expenses of AlphaNet of $41,824, offset by a decrease in Zunicom's expenses of $27,600.

AlphaNet's selling, general and administrative expenses for the three month period ended June 30, 2011 were $156,013 compared to $124,105 for the same period in 2010, an increase of $31,908 or 25.7%. The increase is attributable to the purchase of Action Computer Systems at the end of April 2010. The three month period ended June 30, 2010 only includes two months of activity while the same period in 2011 includes three months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (CONTINUED)

Zunicom's selling, general and administrative expenses for the three month period ended June 30, 2011 were $148,714 compared to $176,314 for the same period in 2010, a decrease of $27,600 or 15.7%. The decrease is primarily attributable to decreased legal fees and travel expenses.

For the three month period ended June 30, 2011, the Company recorded $29,750 in depreciation and amortization expense compared to $19,833 in 2010. The increase is due to the two months of activity in 2010 as opposed to three months in 2011.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended June 30, 2011 was $3,218 compared to interest income of $5,563 for the same period in 2010, a decrease of $2,345, or 42.2%. The decrease is due to a declining cash balance.

Equity in earnings of investee of $51,368 represents Zunicom's share of UPG's net income for the three month period ended June 30, 2011 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Six months ended June 30, 2011

REVENUES

For the six month period ended June 30, 2011, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $743,638 compared to $241,235 for the same period in 2010, an increase of $502,403 or 208.3%. The increase is due to the acquisition of Action Computer Systems at the end of April 2010. The six month period ended June 30, 2010 includes two months of activity while the same period in 2011 includes six months.

COST OF REVENUES

For the six month period ended June 30, 2011, Zunicom's consolidated cost of revenues is $367,611 compared to $128,270 for the same period in 2010, an increase of $238,341 or 186.6%. This increase is due to the acquisition of Action Computer Systems at the end of April 2010.

OPERATING EXPENSES

For the six month period ended June 30, 2011, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment increased to $638,691 compared to $452,157 for the same period in 2010, an increase of $186,534 or 41.2%. The increase is due to a decrease in operating expenses of Zunicom of $61,774, offset by an increase in AlphaNet's expenses of $248,308.

AlphaNet's selling, general and administrative expenses for the six month period ended June 30, 2011 were $332,765 compared to $124,105 for the same period in 2010, an increase of $208,660 or 168.1%. The increase is attributable to the two months of activity in 2010 as opposed to six months in 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Zunicom's selling, general and administrative expenses for the six month period ended June 30, 2011 were $246,426 compared to $308,219 for the same period in 2010, a decrease of $61,793 or 20.1%. The decrease is primarily attributable to decreased legal fees, and travel expenses.

For the six month period ended June 30, 2010, the Company recorded $59,500 in depreciation and amortization expense compared to $19,833 in 2010. The increase is due to the two months of activity in 2010 as opposed to six months in 2011.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the six month period ended June 30, 2011 was $6,559 compared to interest income of $11,971 for the same period in 2010, a decrease of $5,412, or 45.2%. The decrease is due to a declining cash balance.

Equity in earnings of investee of $206,194 represents Zunicom's share of UPG's net income for the six month period ended June 30, 2011 recorded in accordance with the equity method of accounting for an unconsolidated investee.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $4,146,985 at June 30, 2011.

Net cash used in operating activities was $268,953 for the six month period ended June 30, 2011 as compared to $499,058 for the same period in 2010. The cash used in operating activities is primarily attributable to the net loss of $98,463 offset by depreciation of $59,500, non-cash stock based compensation of $24,956, provision for federal income taxes of $48,553, and a decrease in working capital of $97,305, and a decrease in equity in earnings of investee of $206,194.

Net cash used in financing activities for the six month period ended June 30, 2011 was $11,289 representing payment of a cash dividend on the Company's preferred stock.

Zunicom management believes that cash on hand will be sufficient to meet its operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the six months ended June 30, 2011. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2011 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Zunicom, Inc.
(Registrant)

Date: August 14, 2011	/s/ John C. Rudy
John C. Rudy Chief Financial Officer (principal financial officer)