Form 10-Q/A
period 2011-06-30
ZUNICOM INC
filed 2011-08-16
CIK 886912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A Amendment No. 1*	OMB APPROVAL OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . . ..... .187.2

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes [ X ] No

As of July 31, 2011, 9,901,255 shares of Common Stock were outstanding.

*	This Amendment No. 1 is being filed solely to include the XBRL Interactive Data Exhibits. This 10-Q document, otherwise, remains unchanged from the version originally filed.

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