Form 10-Q
period 2011-09-30
ZUNICOM INC
filed 2011-11-14
CIK 886912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q	OMB APPROVAL OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . . ..... .187.2

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

[    ] Yes [ X ] No

As of October 31, 2011, 9,901,255 shares of Common Stock were outstanding.

Zunicom, Inc.

PART I - FINANCIAL INFORMATION

----------------------------------

Item 1. Financial Statements

ZUNICOM, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$3,975,444	$4,427,227

Accounts receivable – trade, net of allowance for doubtful accounts of $18,653 and 6,323, respectively	87,487	37,064
Inventory	19,510	-
Deferred costs	6,815	69,034
Prepaid expenses and other current assets	56,469	35,166
Total current assets	4,145,725	4,568,491

PROPERTY AND EQUIPMENT
Furniture and fixtures	10,000	10,000
Computer equipment	3,147	-
Less accumulated depreciation	(2,990)	(1,333)

Net property and equipment	10,157	8,667

INTANGIBLE ASSETS – NET OF ACCUMULATED AMORTIZATION	319,250	407,000

INVESTMENT IN UNCONSOLIDATED INVESTEE	4,779,747	4,489,039

TOTAL ASSETS	$9,254,879	$9,473,197

(Continued)

ZUNICOM, INC.

CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
CURRENT LIABILITIES
Accounts payable	$406,726	$406,185
Accrued liabilities	28,569	52,219
Customer deposits	30,587	52,586
Customer service contracts	4,691	-

Total current liabilities	470,573	510,990

NON-CURRENT DEFERRED TAX LIABILITY	2,445,056	2,424,863
TOTAL LIABILITIES	2,915,629	2,935,853

STOCKHOLDERS' EQUITY

Preferred stock - $1.00 par value, 1,000,000 shares authorized; 60,208 and 60,208 Class A Preferred Shares issued and outstanding; liquidation preference of $316,092 as of June 30, 2011	60,208	60,208
Common stock - $0.01 par value; 50,000,000 shares authorized; 9,901,257 and 9,733,527 shares issued and outstanding	99,013	97,335
Additional paid-in capital	9,190,483	9,153,520
Accumulated deficit	(3,010,454)	(2,773,719)
Total stockholders' equity	6,339,250	6,537,344
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,254,879	$9,473,197

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2011 and 2010

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
REVENUES
Sales revenue	$309,730	$252,844	$914,140	$421,802
Service revenue	87,589	94,120	226,817	166,396
Total revenue	397,319	346,964	1,140,957	588,198
COST OF REVENUES
Cost of sales	153,325	130,586	415,089	227,439
Direct servicing costs	62,159	45,450	168,006	76,867

Total cost of revenues	215,484	176,036	583,095	304,306

GROSS PROFIT	181,835	170,928	557,862	283,892

OPERATING EXPENSES
Selling, general and administrative	377,646	295,552	956,837	727,877
Depreciation and amortization	29,907	29,750	89,407	49,583

	407,553	325,302	1,046,244	777,460

LOSS FROM OPERATIONS	(225,718)	(154,374)	(488,382)	(493,568)

OTHER INCOME (EXPENSES)
Interest income	2,449	4,573	9,008	16,591
Equity in earnings of investee	73,348	361,567	279,542	894,098
Total other income	75,797	366,140	288,550	910,689
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(149,921)	211,766	(199,832)	417,121
INCOME TAX (EXPENSE) BENEFIT	28,360	(121,399)	(20,193)	(220,232)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(121,561)	$90,367	$(220,025)	$196,889
LOSS FROM DISCONTINUED OPERATIONS NET OF TAXES	--	(23,926)	--	(164,474)
NET (LOSS) INCOME	(121,561)	66,441	(220,025)	32,415
Preferred stock dividend	(5,419)	(5,419)	(16,708)	(16,708)

(Continued)

ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2011 and 2010

(Continued)

	For the three months ended September 30,			For the nine months ended September 30,
	2011		2010	2011		2010
Net (loss)income attributable to common stockholders	$(126,980)		$61,022	$(236,733)		$15,707

Net (loss)income per share attributable to common stockholders
Basic
(Loss) income from Continuing operations	$(0.01)		$0.01	$(0.02)		$0.03

(Loss) from discontinued Operations	$--	$	(*)	$-		$(0.03)

Net loss per share	$(0.01)		$0.01	$(0.02)	$	*

Diluted

(Loss) income from Continuing operations	$(0.01)		$0.01	$(0.02)		$0.03

(Loss) from discontinued Operations	$--	$	(*)	$--		$(0.03)

Net loss per share	$(0.01)		$0.01	$(0.02)	$	*

Number of weighted average shares of common stock outstanding
Basic	9,901,257		9,733,527	9,793,738		9,733,527

Diluted	9,901,257		9,953,943	9,793,738		9,953,943

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(220,025)	$32,416
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,407	58,695
Provision for bad debts	12,330	--
Write off of property and equipment	--	10,748
Equity in earnings of investee	(279,542)	(894,098)
Non-cash stock-based compensation	27,475	38,456
Provision for income taxes - deferred	20,193	135,503

Change in operating assets and liabilities:
Accounts receivable – trade	(62,753)	(58,837)
Inventory	(19,510)	6,226
Prepaid expenses and other current assets	(21,303)	(10,475)
Deferred costs	62,219	--
Accounts payable	540	50,726
Accrued liabilities	(23,650)	(82,018)
Customer deposits Customer service contracts	(21,999) 4,691	22,553 -
Net cash used in operating activities	(431,927)	(690,105)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of business assets		(495,000)
Purchase of property and equipment	(3,147)	--

Net cash used in investing activities	(3147)	(495,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid on preferred stock	(16,708)	(16,708)

Net cash used in financing activities	(16,708)	(16,708)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(451,783)	(1,201,813)
Cash and cash equivalents at beginning of period	4,427,227	5,680,943

Cash and cash equivalents at end of period	3,975,444	4,479,130

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$--	$46

Restricted stock issued	$64,309	$--

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2011. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2010.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2011 and 2010, of $2,519, $27,475, $12,959, and $38,456 respectively, represents the amortization of the restricted stock grant to the Company's chairman in 2007 and 2011.

As of June 30, 2011, the 2007 grant of restricted stock to the Company's chairman has been fully amortized.

Restricted Stock

On June 25, 2007, the Board of Directors approved a grant of 996,940 restricted shares of the Company’s common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of the Company prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance, especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell 1,000,000 shares of UPG common stock resulting in an $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vested in full on June 25, 2011, but was extended for three years pursuant to a new agreement as described below. Accordingly, the deferred stock compensation to the Company’s chairman has been fully amortized and the unrecognized compensation cost to certain UPG employees has been fully realized as of September 30, 2011.

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

As of September 30, 2011, $2,683 of the restricted stock grant to the Company’s chairman has been amortized and $27,485 remains unamortized and $1,792 of the restricted stock grant to UPG employees has been amortized and $18,351 remains unamortized.

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

Valuation Assumptions

The fair values of option awards are estimated at the grant date using a Black-Scholes option pricing model. There were no options granted in the nine months ended September 30, 2011 or 2010.

Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at December 31, 2010	125,000	$0.71
Granted	--	$--
Exercised	--	$--
Canceled, lapsed or forfeited
Options outstanding at September 30, 2011	125,000	0.71

NOTE C - STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at September 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$ 1.75	25,000	5.4	$1.75	25,000	$1.75
$ 0.45	100,000	1.6	$0.45	100,000	$0.45
$ 0.45 - $ 1.75	125,000	2.4	$0.71	125,000	$0.71

At September 30, 2011, the aggregate intrinsic value of options outstanding and exercisable was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At September 30, 2011, all outstanding options were fully vested.

NOTE D - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) decreased (increased) by the preferred stock dividends of $5,419, $16,708, $5,419, and $16,708 for the three and nine months ended September 30, 2011 and 2010,respectively, by the weighted average number of common shares outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 100,000 options and the dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock have not been included in the computation of dilutive net income per share for the three and nine month periods ended September 30, 2011 as the effect would be anti-dilutive.

NOTE E - UNCONSOLIDATED INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three and nine month periods ended September 30, 2011 and 2010. Following is a summary of financial information of UPG for the three and nine months ended September 30, 2011 and 2010:

Three and Nine Months Ended September 30,

($ in thousands)

	2011	2010	2011	2010
Net revenues	$25,012	$28,304	$68,264	$82,733

NOTE E - UNCONSOLIDATED INVESTEE (CONTINUED)

Cost of revenues	20,103	22,833	54,657	67,768

Gross profit	4,909	5,471	13,607	14,965

Operating expenses	4,353	3,828	11,880	10,959

Income from operations	556	1,643	1,727	4,006

Interest expense	(162)	(36)	(454)	(435)
Income from operations before income tax provision	394	1,607	1,273	3,571

Income tax provision	(211)	(699)	(562)	(1,314)

Net income	$183	$908	$711	2,257

Following is a summary of the balance sheets for UPG as of

September 30, 2011 and December 31, 2010.

	($ in thousands)
	September 30,	December 31,
	2011	2010
Current assets	36,200	46,126
Noncurrent assets	4,153	1,485
Current liabilities	16,028	25,177
Noncurrent liabilities	234	267
Shareholders' equity	24,091	22,167

NOTE F - FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

The Company utilizes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: consists of financial instruments whose value is based on quoted market prices for identical financial instruments in an active market
•	Level 2: consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly; Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument
•	Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation

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

NOTE G - SHAREHOLDERS' EQUITY

During the three and nine month periods ended September 30, 2011 and 2010, the Company paid a cash dividend of $5,419, $16,708, $5,419 and $16,708, respectively, to the holders of its class A Preferred Stock.

NOTE H - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2011, the Company is not subject to any ongoing legal proceedings.

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

The Company accounted for this purchase under the acquisition method of accounting. The following represents the purchase price allocation at the date of the acquisition:

Customer Lists	$335,000
Covenant not to compete	150,000
Fixed Assets	10,000
Purchase price	$$495,000

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

The asset related to discontinued operations in the nine months ended September 30, 2011 is a deposit of $5,000. The liability related to discontinued operations in 2011 and 2010 is accounts payable of $282,725 and $289,102 respectively.

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

NOTE L - INVENTORY

Beginning with the period ended March 31, 2011, management is performing a monthly inventory of components and parts to be sold and installed in POS systems. Accordingly, the balance sheet as of September 30, 2011, includes inventory valued at the lower of cost or market.

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

Three months ended September 30, 2011

REVENUES

For the three month period ended September 30, 2011, Zunicom, through its wholly owned subsidiary Alphanet had consolidated revenues of $397,319 compared to $346,964 for the same period in 2010, an increase of $50,355 or 14.5%. The increase is due primarily to an increase in the sales of new systems offset by a decline in non-contract service sales.

COST OF REVENUES

For the three month period ended September 30, 2011, cost of revenue was $215,484 compared to $176,036 for the same period in 2010, an increase of $39,448 or 22.4%. New systems sales have a higher cost of revenue than non-contract service sales.

OPERATING EXPENSES

For the three month period ended September 30, 2011, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment increased to $407,553 compared to $325,302 for the same period in 2010, an increase of $82,251 or 25.3%. The increase is due to an increase in operating expenses of AlphaNet of $30,438 and an increase in Zunicom's expenses of $51,813.

AlphaNet's selling, general and administrative expenses for the three month period ended September 30, 2011 were $183,182 compared to $152,901 for the same period in 2010, an increase of $30,281 or 19.8%. The increase is primarily due to the addition of one employee, an increase in bad debt expense, and increases in sales commissions and travel expenses due to increased sales and service activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (CONTINUED)

Zunicom's selling, general and administrative expenses for the three month period ended September 30, 2011 were $194,464 compared to $142,651 for the same period in 2010, an increase of $51,813 or 36.3%. The increase is primarily attributable to increased legal fees and corporate filings expenses.

For the three month period ended September 30, 2011, the Company recorded $29,907 in depreciation and amortization expense compared to $29,750 in 2010. The increase is due to the purchase of computer equipment in the third quarter of 2011.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended September 30, 2011 was $2,449 compared to interest income of $4,573 for the same period in 2010, a decrease of $2,124, or 46.4%. The decrease is due to a declining cash balance.

Equity in earnings of investee of $73,348 represents Zunicom's share of UPG's net income for the three month period ended September 30, 2011 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Nine months ended September 30, 2011

REVENUES

For the nine month period ended September 30, 2011, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $1,140,957 compared to $588,198 for the same period in 2010, an increase of $552,759 or 94.0%. The increase is due to the acquisition of Action Computer Systems at the end of April 2010. The nine month period ended September 30, 2010 includes five months of activity while the same period in 2011 includes nine months.

COST OF REVENUES

For the nine month period ended September 30, 2011, Zunicom's consolidated cost of revenues is $583,095 compared to $304,306 for the same period in 2010, an increase of $278,789 or 91.6%. This increase is due to the acquisition of Action Computer Systems at the end of April 2010. The nine month period ended September 30, 2010 includes five months of activity while the same period in 2011 includes nine months.

OPERATING EXPENSES

For the nine month period ended September 30, 2011, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses and depreciation and amortization of property and equipment increased to $1,046,244 compared to $777,460 for the same period in 2010, an increase of $268,784 or 34.6%. The increase is due to an increase in AlphaNet's expenses of $298,745, offset by a decrease in operating expenses of Zunicom of $29,961.

AlphaNet's selling, general and administrative expenses for the nine month period ended September 30, 2011 were $515,926 compared to $257,006 for the same period in 2010, an increase of $258,920 or 100.7%. The increase is attributable to the five months of activity in 2010 as opposed to nine months in 2011.

Zunicom's selling, general and administrative expenses for the nine month period ended September 30, 2011 were $440,910 compared to $470,871 for the same period in 2010, a decrease of $29,961 or 6.4%. The decrease is primarily attributable to decreased legal fees, travel expenses, and stock compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine month period ended September 30, 2010, the Company recorded $89,407 in depreciation and amortization expense compared to $49,583 in 2010. The increase is due to the five months of activity in 2010 as opposed to nine months in 2011.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the nine month period ended September 30, 2011 was $9,008 compared to interest income of $16,591 for the same period in 2010, a decrease of $7,583, or 45.7%. The decrease is due to a declining cash balance.

Equity in earnings of investee of $279,542 represents Zunicom's share of UPG's net income for the nine month period ended September 30, 2011 recorded in accordance with the equity method of accounting for an unconsolidated investee.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $3,975,444 at September 30, 2011.

Net cash used in operating activities was $431,927 for the nine month period ended September 30, 2011 as compared to $690,105 for the same period in 2010. The cash used in operating activities is primarily attributable to the net loss of $220,025 offset by depreciation of $89,407, non-cash stock based compensation of $27,475, provision for federal income taxes of $20,193, and a decrease in working capital of $69,435, and a decrease in equity in earnings of investee of $279,542.

Net cash used in investing activities for the nine month period ended September 30, 2011 was $3,147 representing a purchase of computer equipment.

Net cash used in financing activities for the nine month period ended September 30, 2011 was $16,708 representing payment of a cash dividend on the Company's preferred stock.

Zunicom management believes that cash on hand will be sufficient to meet its operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the nine months ended September 30, 2011. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2011 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None

ITEM 2. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Zunicom, Inc. was held at the office of the Company at 4315 West Lovers Lane, Dallas Texas 75209 at 10:00a.m. on

September 29, 2011. Two proposals were presented and voted on by the shareholders. The first proposal was the election of directors to serve until the next annual meeting of shareholders and until their successors are elected and qualify. For the election of directors the following votes were cast.

	For	Abstained	Against
William Tan	5,228,693	-0-	-0-
Ian Edmonds	5,228,693	-0-	-0-
John Rudy	5,228,693	-0-	-0-

The second proposal for consideration was the ratification of Holtz Rubenstein Reminick LLP as the Company's auditors. For the ratification of Holtz Rubenstein the following votes were cast.

For	Abstained	Against
5,228,693	-0-	-0-

Item 6. Exhibits.

a. The following exhibits are filed as part of this report or incorporated herein as indicated.

3.1

Articles of Incorporation, as amended (incorporated by reference to the Company's Registration Statement on Form SB-2, Commission File No. 33-98662, filed on October 30, 1995 and amended on January 5,1996 and January 23, 1996).

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

Zunicom, Inc.
(Registrant)

Date: November 14, 2011	/s/ John C. Rudy
John C. Rudy Chief Financial Officer (principal financial officer)