Form 10-K
period 2011-12-31
ZUNICOM INC
filed 2012-04-16
CIK 886912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2011

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

     As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2,292,306 (based on the closing price of $0.50 per share on that date).

     As of March 30, 2012, 9,901,257 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  ZUNICOM, INC.

                           Annual Report on Form 10-K
                                TABLE OF CONTENTS
                                                                         Page
PART I

    Item 1.    Business                                                     4
    Item 1A.   Risk Factors                                                 7
    Item 2.    Properties                                                   7
    Item 3.    Legal Proceedings                                            8


PART II

    Item 5.    Market for our Common Equity and Related
                 Stockholder Matters                                        8
    Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10
    Item 7A.   Quantitative and Qualitative Disclosures
                 about Market Risk                                         16
    Item 8.    Financial Statements and Supplementary Data                 16
    Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                      16
    Item 9A.   Controls and Procedures                                     16
    Item 9B.   Other Information                                           17


PART III

    Item 10.   Directors, Executive Officers and Corporate
                 Governance                                                17
    Item 11.   Executive Compensation                                      19
    Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters            29
    Item 13.   Certain Relationship and Related Transactions,
                 and Director Independence                                 31
    Item 14.   Principal Accountant Fees and Services                      32


PART IV

    Item 15.   Exhibits                                                    32


Signatures                                                                 34

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

On October 26, 1999, Zunicom completed the acquisition of AlphaNet Hospitality Systems, Inc., to gain an entry into the information technology and hospitality related business sector. Through August 31, 2010, AlphaNet was a provider of guest communication services to the hospitality industry. AlphaNet discontinued this business as of August 31, 2010. Accordingly, the results of this discontinued operation are presented in our Audited Consolidated Statements of

Operation below. In April of 2010, AlphaNet continued its participation in the information technology and hospitality related business sector through the purchase of the assets and business of Action Computer Systems. AlphaNet is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City (See Note N in financial statements below).

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

AlphaNet, doing business as Action Computer Systems ("ACS"), sells and installs point of sale computer software and hardware to small and mid-size restaurants in southern Connecticut, Westchester County, New York, and New York City. After the sale and installation of the point-of-sale system, ACS provides service and support for the system with or without a customer service contract, sells accessories and supplies to customers using the system and installs software upgrades when the software developer issues new versions.

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

Customers

ACS sells and installs Restaurant Manager into small, mid-size restaurants, including family, fine dining, take-out and delivery, and quick service restaurants, as well as bars and clubs. Many customers own three or more restaurants constituting a mini-chain. ACS currently has an installed base of approximately 500 systems in Fairfield County, Connecticut, Westchester County, New York and New York City.

Employees

ACS' office is in Larchmont, Westchester County, New York. ACS employs a total of 11 full-time employees including sales, field installation, customer service and support, accounting, and administration.

Sales and Marketing

ACS sells its products and services through a direct sales force of two full-time and one part-time sales employees. The sales effort is supported by multiple lead sources, extensive use of highly targeted direct mailings, and intensive telephone follow-up.

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

ITEM 1A.  RISK FACTORS

We are a "smaller reporting company" as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item.

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

ITEM 3.  LEGAL PROCEEDINGS

None

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASD OTC Bulletin Board Market under the symbol ZNCM. On March 30, 2012, the last sales price of the Company's common stock was $.26.

The following table sets forth the high and low bid prices of the Company's common stock on a quarterly basis for the calendar years 2010 and 2011, as reported by the NASDAQ Trading and Market Services:

                    -----|-------------------|----------|---------|
                         |   Calendar Period |   High   |   Low   |
                    -----|-------------------|----------|---------|
                    2010 | First Quarter     |  $0.70   |  $0.16  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $0.65   |  $0.35  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $0.52   |  $0.26  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $0.68   |  $0.35  |
                    -----|-------------------|----------|---------|
                    2011 | First Quarter     |  $0.79   |  $0.55  |
                    -----|-------------------|----------|---------|
                         | Second Quarter    |  $0.65   |  $0.26  |
                    -----|-------------------|----------|---------|
                         | Third Quarter     |  $0.50   |  $0.33  |
                    -----|-------------------|----------|---------|
                         | Fourth Quarter    |  $0.35   |  $0.24  |
                    -----|-------------------|----------|---------|

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 2011, the Company had 60,208 shares of Class A preferred stock outstanding and held by two record shareholders. There is no trading market for the preferred stock. The Class A preferred stock carries an annual dividend of $0.3675 per share, payable in cash or shares of common stock. A share of preferred stock is convertible into two shares of common stock at the option of the holder. The Company has paid all dividends due on the Class A preferred stock.

As of December 31, 2011, the Company had 9,901,257 shares of common stock issued and outstanding and held by 578 shareholders of record.

Restricted Stock

On June 25, 2007, the Board of Directors approved a grant of 996,940 restricted shares of the Company's common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of the Company prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance, especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell 1,000,000 shares of UPG common stock resulting in an $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vested in full on June 25, 2011, but was extended for three years pursuant to a new agreement as described below. Accordingly, the deferred stock compensation to the Company's chairman has been fully amortized and the unrecognized compensation cost to certain UPG employees has been fully realized as of December 31, 2011.

On January 21, 2009, the chief executive officer of UPG resigned and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. Accordingly, his shares were returned to the Company and the investment in UPG was reduced by $132,925. During 2011, two UPG employees resigned and according to the terms of the restricted stock agreement, forfeited their restricted stock grant. Accordingly, their shares have been returned to the Company and the investment in UPG has been reduced by $4,624. On June 24, 2011, the Company offered an additional grant of restricted shares to the grantees on condition that the grantees would agree that the original grant remain in escrow and subject to the original restrictions until June 30, 2014. The new grant will also be subject to the same restrictions and remain in escrow for the same period. All remaining grantees accepted the Company's offer. Accordingly, on June 24, 2011, the Company issued a grant of 87,952 restricted shares of common stock to the Company's chairman and a grant of 99,538 restricted shares of common stock to certain employees of UPG. These additional shares will vest on June 30, 2014 and will be held in escrow for the benefit of the grantee subject to the same restrictions and risk of forfeiture as the original shares until the vesting date. As of December 31, 2011, $5,201 of the restricted stock grant to the Company's chairman has been amortized and $24,966 remains unamortized and $3,473 of the restricted stock grant to UPG employees has been amortized and $16,670 remains unamortized. The Company accounted for the grant of the new restricted shares to our chairman as stock based compensation. We accounted for the grant of the new restricted shares to UPG officers and employees as a contribution of capital. The Company will amortize 59% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period.

Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders as of December 31, 2011:

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

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2011 COMPARED TO DECEMBER 31, 2010

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

REVENUE

For the year ended December 31, 2011, Zunicom, through its wholly owned subsidiary Alphanet which, until August 31, 2010,consisted of two product lines, had consolidated revenues from continuing operations of $1,395,371 compared to

$848,828 for the same period in 2010. This revenue is from Action Computer Systems which was acquired in April 2010. Revenue in 2010 is from eight months of operation while 2011 is a full year. Annualized amounts would be substantially consistent from year to year.

COST OF REVENUES

For the year ended December 31, 2011, Zunicom, through its wholly owned subsidiary Alphanet doing business as Action Computer Systems, had cost of revenue from continuing operations of $725,723, compared to $448,383 for the same period in 2010. Cost of revenue in 2010 is from eight months of operation while 2011 is a full year. Annualized amounts would be substantially consistent from year to year.

OPERATING EXPENSES

For the year ended December 31, 2011, Zunicom's consolidated operating expenses from continuing operations, consisting of selling, general and administrative expenses and depreciation and amortization increased to $1,423,915 compared to $1,085,583 for the same period in 2010, an increase of $338,332 or 31.2%. The increase is due to an increase of Action Computer Systems' operating expenses of $340,997 offset by a decrease in Zunicom expenses of $2,665. Operating expenses in 2010 are from eight months of operation while 2011 is a full year. Annualized amounts would be substantially consistent from year to year.

Zunicom's selling, general and administrative expenses for the year ended December 31, 2011 were $609,039 compared to $611,704 for the same period in 2010, a decrease of $2,665 or 0.4%. The decrease is primarily attributable to Reduced stock based compensation, accounting, travel expenses, and directors and officers insurance, offset by increased professional fees.

Action Computer Systems general and administrative expenses for the year ended December 31, 2011 were $695,561 for a full year compared to $394,546 for the eight months of operation in 2010. Annualized amounts would be substantially consistent from year to year.

For the year ended December 31, 2011, the Company recorded $119,315 in depreciation and amortization expense from continuing operations compared to $79,333 in 2010. The depreciation and amortization expense is from the assets acquired in the acquisition of Action Computer Systems. Depreciation and amortization expense are from eight months of operation in 2010 while 2011 is a full year.

OTHER INCOME / EXPENSE

Zunicom's consolidated other income (expense) for the year ended December 31, 2011 was income of $85,770 compared to $1,163,933 for the year ended December 31, 2010, an decrease of $1,078,163 or 92.6%. The decrease is due to a decrease in the equity in investee of $1,069,253, and lower interest income of $8,910 due to lower cash balances.

Equity in earnings of investee of $74,090 represents Zunicom's share of UPG's net income for the year ended December 31, 2011 recorded in accordance with the equity method of accounting for an unconsolidated investee. For the year ended December 31, 2010 Zunicom's equity in the earnings of UPG was $1,143,343.

LIQUIDITY - YEAR ENDED DECEMBER 31, 2011

Zunicom had cash and cash equivalents of $3,793,507 and $4,427,227 at December 31, 2011 and 2010 respectively.

Net cash used in operating activities was $608,446 for the year ended December 31, 2011 compared to cash used in operating activities of $736,590 for the year ended December 31, 2010. Cash used in operating activities in 2011 is net loss of $457,040, depreciation and amortization of $119,315, stock-based compensation of $29,993, provision for bad debt of $14,241 offset by deferred income taxes of $211,457, equity in earnings of investee of $74,090 and a decrease in working capital of $29,408.

Net cash used in investing activities of $3,147 represents the purchase of laptop computers for use by the technicians.

Net cash used in financing activities of $22,127 is the dividends paid on the preferred stock.

Net cash decreased in 2011 by $633,720.

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

The cost of software licenses purchased for the installation of new systems in an accounting period prior to the period in which it is installed, is carried as a deferred cost on the Company's balance sheet until the system is installed and the revenue recognized. At that point the deferred costs are charged to cost of sales.

Computer components and parts are carried in inventory at the lower of cost or market and expensed to cost of sales in the period in which they were sold to customers.

Customer deposits represent deposits made by customers in an accounting period prior to the period in which the system is installed. Upon installation, the customer deposit is recognized as revenue.

Income Taxes

The Company utilizes the asset and liability approach in accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial and tax basis of assets and liabilities as well as loss carry-forwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax and state tax examinations for years before 2008. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognizedduring the year ended December 31, 2011.

Stock-Based Compensation

The Company accounts for its stock-based compensation under the provisions of FASB ASC 718, "Share-Based Payment", which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FASB ASC 718,stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company partially adopted FASB ASC 820-10-65 , "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. As permitted by FASB ASC 820-10-65, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities. The partial adoption of FASB ASC 820-10-65 did not have a material impact on the Company's results of operations, cash flows or financial position. To increase consistency and comparability in fair value measurements, ASC 820-10-65 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. There were no changes in the Company's valuation techniques used to measure fair value on a recurring basis as a result of partially adopting FASB ASC 820-10-65.

Recent Accounting Pronouncements

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

A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

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

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company's adoption of this guidance did not have a material impact on its financial statements.

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

In December 2010, the Financial Accounting Standards Board (FASB) issued accounting Standards Update 2010-29, Business Combinations (Topic 805), Disclosure of supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company's adoption of this update did not have a material impact on its financial statements.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820). the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company has determined that this amendment will not have a material effect on its financial statements.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-08, Intangibles - Goodwill and Other (Topic
350) Testing Goodwill for impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has determined that this amendment will not have a material effect on its financial statements.

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities. This update seeks to minimize differences between U.S. General Accepted Accounting Principles (US GAAP) and International Financial Reporting Standards (IFRS) with regard to offsetting (netting) of assets and liabilities in the presentation of financial statements to improve the comparability of financial statements. This amendment is effective for reporting periods beginning on or after January 1, 2013. The Company has determined that this amendment will not have a material effect on its financial statements.

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

In the second quarter of 2011, the Company changed auditors from MNP LLP (formerly, Meyers Norris Penny LLP) to Holtz Rubenstein Reminick LLP. At its annual meeting on September 29, 2011, the Company's shareholders voted to ratify Holtz Rubenstein Reminick LLP as the Company's auditors.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this annual report on Form 10K, (December 31, 2011). In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, which included a review of the Company's accounting and financial processes and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Also, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting as of December 31, 2011, is effective.

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

ITEM 9B. OTHER INFORMATION

None

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ZUNICOM, INC.

The names, ages and titles of our executive officers and directors subsequent to the Deconsolidation Date are as follows:

         Name                   Age                 Positions
        -------               ------                ----------
     William Tan                68       Chairman - Board of Directors / Chief
                                         Executive Officer

     Ian Colin Edmonds          40       Director

     John Rudy                  69       Vice President, Chief Financial Officer
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

IAN COLIN EDMONDS has been a director since January 1999, and from July 1997 through December 2006 served as an officer, first as vice president and from April 2003 as executive vice president. He also served as a director of AlphaNet from October 1999 through December 2006. Mr. Edmonds is currently the chief executive officer of UPG in which the Company holds a 40.8% interest. Mr. Edmonds holds a Bachelors Degree in Marketing with a Minor in Statistics from the University of Denver. Mr. Edmonds is the son-in-law of William Tan.

JOHN RUDY was elected to serve as a director in October, 2006. He is founder and owner and has been President since 1992, of Beacon Business Services, Inc., Matawan, New Jersey, a consulting firm specializing in providing financial, accounting and business advisory services to small companies. From August 1998 through April 2000 Mr. Rudy served as interim chief financial officer of Hometown Auto Retailers, Inc., a publicly-traded automobile dealer group. From August 2005 until May 2006 he served as interim chief financial officer of Sona Mobile Holdings Corp., a publicly traded wireless technology company. From July 2005 to August 2008, Mr. Rudy served as a director of AdStar, Inc., a publicly-traded company engaged in internet ad placement products and services. From May 2005 to May 2008, he served as a director of Trey Resources, Inc., a publicly-traded software reseller. From May 2005 to October 2011, Mr. Rudy served as a director of Jesup & Lamont, Inc., a publicly-traded broker-dealer, where he served as Chairman of the Audit Committee. Mr. Rudy received an M.B.A. from Emory University and a B.S. in economics from Albright College and is a certified public accountant in New York State.

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

Other Significant and Key Employees:

The following table sets forth certain information concerning significant employees of the Company's wholly-owned subsidiary.

                    Age  Position

John Vitiello       45   Vice President Operations of Action Computer Systems

Roger Crawford      41   Vice President Sales and Marketing of Action Computer
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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of the Forms 3, 4 and 5 submitted during and with respect to the year ended December 31, 2011, there have been no untimely filings of such required forms.

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

The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table - See "Summary of Compensation." For the fiscal year ended December 31, 2011, cash compensation to our named executive officers was $74,650, with our chief executive officer receiving $0 of that. We believe that the base salary paid to our executive officers during 2011 achieves our executive compensation objectives, compares favorably to similar companies and is within our objective of providing a base salary at market levels.

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

For accounting purposes, we apply the guidance in FASB ASC 718, to record compensation expense for our stock option grants. FASB ASC 718 is used to develop the assumptions necessary and the model appropriate to value the awards as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award.

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

Overview of 2011 Compensation

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2011 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2011 was competitive with comparable companies. See "Summary of Compensation."

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

Summary of Compensation

The following table sets forth certain information with respect to compensation for the years ended December 31, 2011 and 2010 earned by or paid to our chief executive officer and chief financial officer who qualify as, and are referred to as, the named executive officers.

                           Summary Compensation Table

                                                    Non-    Pension
                                                  Equity     Value
                                                 Incentive  and Non-
                                                   Plan     Qualified    All
 Name &                     Cash   Stock   Option Compen-   Deferred    Other
 Principal           Salary Bonus  Awards  Awards sation  Compensation  Compensa-
 Position     Year   ($)    ($)    ($)      ($)    ($)    Earnings ($)  tion ($)  Total ($)
-------------------------------------------------------------------------------------------

William Tan - 2011        -     -      -       -     -             -       -             -
 Chairman of  2010        -     -              -     -             -       -             -
 the Board of
 Directors
 and CEO

John Rudy -   2011    74,650    -      -       -     -             -        -       74,650
VP/CFO and    2010   125,300    -              -     -             -        -      125,300
Director


Ian Edmonds - 2011    7,500     -      -       -     -             -        -        7,500
 Director     2010    7,500     -      -       -     -             -        -        7,500

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


(1) There were no option grants in 2011. All Option Awards were fully vested as of December 31, 2011.

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

Employment Agreements and Arrangements

In February 2007, Zunicom entered into a one year employment agreement with John Rudy, our Vice President and Chief Financial Officer and a director. Under the agreement, Mr. Rudy receives $5,000 per month for defined services as our Chief Financial Officer and to oversee the operations of our subsidiary, AlphaNet Hospitality Systems, Inc. Services outside of the scope as defined in the agreement will be paid at an hourly rate of $150. In addition, Mr. Rudy received options to purchase 25,000 shares of our common stock at an exercise price of $1.75. The agreement stipulates that Mr. Rudy has other interests and his services to Zunicom are not on a full-time basis. At our Board of Directors meeting on April 27, 2009, Mr. Rudy's agreement was renewed with the change that Mr. Rudy will no longer receive stock options and his monthly fee for defined services was increased to $5,500. Mr. Rudy received $74,650 for his services as Chief Financial Officer in 2011. In addition, the Company engaged Mr. Rudy's services through his firm, Beacon Business Services, Inc. to manage the day-to-day operations of Action Computer Systems at a fixed fee of $7,000 per month plus $150 per hour for services outside of the scope of managing the day-to-day operations of Action Computer Systems. Beacon Business Services was paid $105,488 in 2011. As an executive of the Company, Mr. Rudy does not receive compensation for his services as a director.

Option Re-Pricing

There has been no re-pricing or other material modification of any features or characteristics of any of our outstanding stock options during the year ended December 31, 2011.

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

Equity Incentive Compensation Plan

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. At December 31, 2011 and 2010, there are 125,000 and 125,000, options, respectively, outstanding under the 1999 Plan.

The 1999 Incentive Stock Option Plan, approved on August 13, 1999 originally provided for options that expired in November, 2005. In November, 2005 the Board of Directors granted new options pursuant to the 1999 Plan expiring August 10, 2009.

Outstanding Equity Awards

         Summary

At December 31, 2011 there are 125,000 compensatory stock options outstanding with a weighted-average exercise price of $0.71 and all of these compensatory stock options are exercisable. The weighted-average remaining contractual life of the compensatory options outstanding and exercisable approximated 1.02 years at December 31, 2011.

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2011 with respect to the named executive officers.

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
------------- ----------- ------------- ------------ -------- ---------- ------ ------ ----------- ----------



(1)  Options are fully vested at December 31, 2011.

Option Exercises

The following table sets forth certain information with respect to option and stock exercises during the fiscal year ended December 31, 2011 with respect to the named executive officers.

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

Post-Employment and Change in Control Provisions

Provisions and Triggers

Compensation of Directors

Our newly elected directors received an initial fee of $7,500 to serve 1 year, plus reimbursement for actual out-of-pocket expenses in connection with each board meeting attended. Directors who are also employees of the Company do not receive additional remuneration for serving as a director. Following is a table summarizing compensation to members of our board of director for 2011.

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

The following summarizes the grant date fair value of each award granted during 2011, computed in accordance with FASB ASC 718 for recognition in financial statement reporting and grant date fair value for the individual directors:

There were no option grants in 2011.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors. Mr. William Tan, our CEO and Mr. Ian Edmonds, our former COO both serve as members of our board of directors and participate in deliberations concerning executive compensation.

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

                           William Tan, Chairman

                           Ian Edmonds

                           John Rudy

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 31, 2012 by(i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director of Zunicom, Inc., (iii) each of the executive officers of Zunicom, and (iv) all directors and executive officers of Zunicom as a group.

                       Common                  Series A Preferred
                       Stock                   Stock
                       ------                  --------
                       Amount                  Amount
                       and                     and
                       Nature of               Nature of
                       Beneficial    % of      Beneficial          % of
Name and Address       Ownership(1)  Class(2)  Ownership(1)        Class(2)
---------------------  ------------  --------  ----------------    ------
William Tan            2,927,044 (3) 29.56%    0                   0
President and CEO      Direct and
1720 Hayden Drive      Indirect
Carrollton, TX 75006
---------------------  ------------  --------  ----------------    ------
Kim Yeow Tan             991,818 (4)   10.01%     0                   0
11 Jalan Medang        Indirect
Bukit Bandaraya
59100 Kuala Lumpur,
Malaysia
---------------------  ------------  --------  ----------------    ------
Ian Collin Edmonds       271,988 (5)    2.75%     0                   0
Director               Direct
4315 W. Lovers Lane
Dallas. TX 75209
---------------------  ------------  --------  ----------------    ------
John Rudy                 50,000 (6)    0.50%     0                   0
Director and Chief     Direct
  Financial Officer
4315 W. Lovers Lane
Dallas. TX 75209
---------------------  ------------  --------   ---------------    ------
All Directors          3,249,032       32.81%     0                   0
and Executive
Officers as a Group
(3 person)
---------------------  ------------  --------  ----------------    ------
(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares, other than shares subject to options.
(2) Percent of Class for the Common Stock is based on the 9,901,257 shares outstanding as of March 31, 2012. Percent of Class for the Series A Preferred Stock is based on 60,208 shares outstanding as of March 31, 2012. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares assumable upon exercise of any warrants, options or other convertible rights, which are not exercisable within 60 days from March 31, 2012.
(3) Represents (i) 514,759 shares directly held by Mr. Tan, (ii) stock options to acquire 25,000 shares of common stock, (iii) 1,410,012 shares of common stock held by Placement & Acceptance, Inc., a company of which Mr. Tan is a director and officer, (iv) 977,273 shares of common stock held by Ventures International, Ltd., a company of which Mr. Tan is a director and officer.
(4) Represents (i) 991,818 shares of common stock held by Gin Securities, Ltd., a company of which Kim Yeow Tan is a principal,
(5) Represents (i) 246,988 shares directly held by Mr. Edmonds, and (ii) stock options to acquire 25,000 shares of common stock,
(6)  Represents stock options to acquire 50,000 shares of common stock.
                                       30

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

Corporate Governance

Our board consists of 3 directors, Messrs. William Tan, Ian Edmonds, and John Rudy. Only Mr. Edmonds is considered independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board has reviewed the following audit and non-audit fees the Company has paid to the independent registered public accounting firm for purposes of considering whether such fees are compatible with maintaining the auditor'sindependence. The policy of the Board is to pre-approve all audit and non-audit services performed by its independent public accountants before the services are performed.

Audit Fees. All audit fees billed for services rendered by Holtz Rubenstein Reminick LLP for reviews of the first, second and third quarters of 2011 are approximately $36,000. In addition, the Company has accrued $40,000 for the 2011 year-end audit. Fees billed for services rendered by MNP LLP (formerly, Meyers, Norris, Penny LLP) for reviews of the Forms 10-Q for the first, second and third quarters of 2010 and the audit of the year ended December 31, 2010 are approximately $90,000.



                                     PART IV

Item 15. Exhibits, FINANCIAL STATEMENTS and Reports on Form 8-K

   (a)  1. Consolidated Financial Statements.

The following consolidated financial statements of Zunicom, Inc. and subsidiary, are submitted as a separate section of this report (See F-pages) and are incorporated by reference in Item 8:

        - Report of Independent Registered Public Accounting Firm for 2011
        - Report of Independent Registered Public Accounting Firm for 2010
        - Consolidated Balance  Sheets  as  of  December  31,  2011  and  2010
        - Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
        - Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2011 and 2010
        - Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
        - Notes to Consolidated Financial Statements

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

                                    Date:    April 16, 2012

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

  Signature                      Capacity                            Date


/s/ William Tan    Director, Chairman of the Board,          April 16, 2012
-----------------  President and Chief Executive
William Tan        Officer (principal executive officer)


/s/ Ian Edmonds    Director                                  April 16, 2012
-----------------
Ian Edmonds


/s/ John Rudy      Chief Financial Officer                   April 16, 2012
-----------------  (principal financial and principal
John Rudy          accounting officer) and Director

                                 ITEM 15 (a)(1)
                      CONSOLIDATED FINANCIAL STATEMENTS AND
             REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
                                  ZUNICOM, INC.


                           DECEMBER 31, 2011 and 2010

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ZUNICOM, INC.


                                                                       Page
                                                                       ----
Reports of Independent Registered Public Accounting Firms  .............F-3-4

Consolidated Financial Statements

     Consolidated Balance Sheets as of December 31, 2011 and 2010.......F-5

     Consolidated Statements of Operations
        for the years ended December 31, 2011 and 2010..................F-7

     Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 2011 and 2010..................F-9

     Consolidated Statements of Cash Flows
        for the years ended December 31, 2011 and 2010..................F-10

     Notes to Consolidated Financial Statements.........................F-12

Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Zunicom, Inc.

We have audited the accompanying consolidated balance sheet of Zunicom, Inc. (the "Company") as of December 31, 2011, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zunicom, Inc. as of December 31, 2011 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ HOLTZ RUBENSTEIN REMINICK LLP


New York, New York
April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zunicom, Inc.

We have audited the accompanying consolidated balance sheet of Zunicom, Inc. (the "Company") as at December 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zunicom, Inc. as of December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

/s/ MNP LLP
Chartered Accountants
Licensed Public Accountants

Toronto, Canada
March 31, 2011

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2011 and 2010

                                     ASSETS
                                                          2011         2010
                                                      ------------ ------------
CURRENT ASSETS
 Cash and cash equivalents                            $ 3,793,507  $ 4,427,227
 Accounts receivable - trade, net of allowance             44,283       37,064
   for doubtful accounts of $12,000 and $6,323
 Inventories - finished goods                              28,621           --
 Deferred costs                                            67,780       69,034
 Prepaid expenses and other current assets                 29,494       35,166
                                                      -----------  -----------
    Total current assets                                3,963,685    4,568,491
                                                      -----------  -----------
PROPERTY AND EQUIPMENT
 Computer equipment                                         3,147      --
 Furniture and fixtures                                    10,000      10,000
                                                      -----------  -----------
                                                           13,147      10,000
 Less accumulated depreciation                             (3,648)     (1,333)
                                                      -----------  -----------
    Net property and equipment                              9,499       8,667
                                                      -----------  -----------

Intangible assets - net of accumulated amortization       290,000     407,000

INVESTMENT IN UNCONSOLIDATED INVESTEE                   4,575,977   4,489,039
                                                      -----------  -----------

TOTAL ASSETS                                          $ 8,839,161  $ 9,473,197
                                                      ===========  ===========

















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2011 and 2010

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          2011         2010
                                                      ------------ ------------
CURRENT LIABILITIES
 Accounts payable                                      $  404,750  $   406,185
 Accrued expenses                                          55,402       52,219
 Customer service contracts                                13,463         --
 Customer deposits                                         51,121       52,586
                                                      -----------  -----------
   Total current liabilities                              524,736      510,990
                                                      -----------  -----------
NON-CURRENT DEFERRED TAX LIABILITY                      2,213,406    2,424,863
                                                      -----------  -----------
TOTAL LIABILITIES                                       2,738,142    2,935,853
                                                      -----------  -----------


STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value,
   1,000,000 shares authorized; 60,208
   Class A Shares issued and out-
   standing; liquidation preference of
   $316,092 as of December 31, 2011                        60,208       60,208
 Common stock - $0.01 par value;
   50,000,000 shares authorized;
   9,901,257 and 9,733,527 shares issued
   and outstanding, respectively                           99,013       97,335
 Additional paid-in capital                             9,194,684    9,153,520
 Accumulated loss                                      (3,252,886)  (2,773,719)
                                                      -----------  -----------
      Total stockholders' equity                        6,101,019    6,537,344
                                                      -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 8,839,161  $ 9,473,197
                                                      ===========  ===========















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2011 and 2010

                                                          2011         2010
                                                      ------------ ------------
REVENUE
 Sales                                                $ 1,080,706  $   595,628
 Service                                                  314,665      253,200
                                                      -----------  -----------
Total revenue                                           1,395,371      848,828

COST OF REVENUE
 Cost of sales                                            505,464      326,540
 Direct servicing cost                                    220,259      121,843
                                                      -----------  -----------
Total cost of revenue                                     725,723      448,383
                                                      -----------  -----------

GROSS PROFIT                                              669,648      400,445

OPERATING EXPENSES
 Selling, general and administrative                    1,304,600    1,006,250
 Depreciation and amortization                            119,315       79,333
                                                      -----------  -----------
                                                        1,423,915    1,085,583
                                                      -----------  -----------

LOSS FROM OPERATIONS                                     (754,267)    (685,138)

OTHER INCOME (EXPENSE)
 Interest income                                           11,680       20,590
 Equity  in earnings of unconsolidated investee            74,090    1,143,343
                                                      -----------  -----------
                                                           85,770    1,163,933
                                                      -----------  -----------
INCOME (LOSS) BEFORE PROVISON FOR
INCOME TAXES AND DISCONTINUED OPERATIONS                 (668,497)     478,795
                                                      -----------  -----------
INCOME TAXES BENEFIT                                      211,457      (48,886)
                                                      ------------ ------------













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2011 and 2010

                                                          2011         2010
                                                      ------------ ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS              $  (457,040)     429,909
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES                --     (165,814)
                                                      -----------   -----------
NET INCOME(LOSS)                                      $  (457,040)  $  264,095
                                                      ===========   ===========

Preferred stock dividend                                  (22,127)     (22,127)
                                                      -----------   -----------
Net income (loss) attributable to
 common stockholders                                  $  (479,167)  $  241,968
                                                      ===========   ===========
Basic net income (loss) per share
attributable to common stockholders:

    Income (loss) from continuing operations          $    (0.05)   $     0.04
                                                      ===========   ==========
    Loss from discontinued operations                 $        --  $     (0.02)
                                                      ===========   ==========
 Net income (loss) per share                          $    (0.05)   $     0.02
                                                      ===========   ==========
 Number of weighted average shares of common stock
 outstanding
    Basic                                               9,820,839    9,733,527
                                                      ===========   ==========

Diluted net income (loss) per share
attributable to common stockholders:

    Income ( loss) from continuing operations         $     (0.05)  $      0.04
                                                      ===========   ===========
    Loss from discontinued operations                 $        --   $     (0.02)
                                                      ===========   ===========
    Net income (loss) per share                       $     (0.05)  $      0.02
                                                      ===========   ===========
Number of weighted average shares of
common stock outstanding
    Diluted                                             9,820,839     9,953,943
                                                      ===========   ===========








              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F-8

                                  ZUNICOM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2011 AND 2010

               Preferred Stock     Common Stock
             ------------------ ----------------- Additional
             Number of          Number of          Paid-in    Accumulated   Total
              Shares    Amount   Shares   Amount   Capital     Loss     equity(deficit)
            -------- ---------  --------- ------- ----------- ------------ ------------
Balances at
January
1, 2010     60,208   $60,208   9,733,527 $97,335  $9,102,096  $(3,015,688)  $ 6,243,951

Dividends
paid on
Preferred
stock           --        --          --     --          --       (22,126)     (22,126)

Stock based
compensation    --        --          --     --       51,415           --       51,415

Net income
for 2010        --        --          --     --          --       264,095      264,095

Adjustment on
discontinued
operations                                                 9                         9
             ------  --------   --------- ------- ----------  -----------  -----------
Balances at
December
31, 2010     60,208   $60,208   9,733,527 $97,335 $9,153,520  $(2,773,719) $ 6,537,344
             ======  ========   ========= ======= ==========  ===========  ===========

Issued
restricted
stock           --        --      187,490   1,876     45,590           --       47,466

Restricted
Stock
Forfeited       --        --      (19,760)   (198)    (4,426)          --       (4,624)

Dividends
paid on
Preferred
stock           --        --          --     --          --       (22,127)     (22,127)

Net income
for 2011        --        --          --     --          --      (457,040)    (457,040)

Balances at
December
31, 2011     60,208   $60,208   9,901,257 $99,013 $9,194,684  $(3,252,886) $ 6,101,019
             ======  ========   ========= ======= ==========  ===========  ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                      F-9

                                  ZUNICOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2011 and 2010

                                                          2011         2010
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                     $  (457,040)  $  264,095
Adjustments to reconcile net income to net
 Cash used in operating activities:
   Depreciation and amortization                          119,315       88,544
   Write-off of property and equipment                         --       10,748
   Stock-based compensation                                29,993       51,415
   Provision for bad debt                                  14,241       14,177
   Equity in earnings of investee                         (74,090)  (1,143,342)
   Deferred income taxes                                 (211,457)     (36,533)
 Change in operating assets and liabilities
      Accounts receivable - trade                         (21,460)     (43,518)
      Inventories                                         (28,621)       6,224
      Prepaid expenses and other current assets             5,672          (82)
      Accounts payable                                     (1,437)     130,900
      Accrued liabilities                                   3,186      (62,770)
      Deferred costs                                        1,254      (69,034)
      Customer deposits                                    (1,465)      52,586
         Customer service contracts                        13,463         --
                                                      ------------ -----------
Net cash used in operating activities                    (608,446)    (736,590)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                      (3,147)          --
   Purchase of business                                        --     (495,000)
                                                      ------------ -----------
Net cash used in investing activities                      (3,147)    (495,000)
                                                      ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid on preferred stock                      (22,127)     (22,126)
                                                      ------------ -----------
Net cash (used in) financing activities                   (22,127)     (22,126)
                                                      ------------ -----------











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2011 AND 2010


                                                          2011         2010
                                                      ------------ ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (633,720)  (1,253,716)

Cash and cash equivalents at beginning of year          4,427,227    5,680,943
                                                      -----------  -----------
Cash and cash equivalents at end of year              $ 3,793,507  $ 4,427,227
                                                      ===========  ============
SUPPLEMENTAL CASH FLOW INFORMATION

Interest received                                     $    11,680  $    20,590
                                                      ===========  ============
Issued restricted stock                               $    64,309  $         -
                                                      ===========  ============
Taxes paid                                            $    11,017  $         -
                                                      ===========  ============

































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ZUNICOM, INC.
               NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Zunicom, Inc., ("Zunicom" or the "Company"), formerly Tech Electro Industries, Inc., was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("Alphanet") was a provider of guest communication services to the hospitality industry through August 31, 2010. AlphaNet discontinued this business as of August 31, 2010. Accordingly, the results of this discontinued operation are presented in our Consolidated Statements of Operations (Note N). In April of 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City (Note M).

Zunicom holds a 40.8 percent ownership interest in Universal Power Group, Inc. ("UPG"), a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, provider of third-party logistics services, and a custom battery pack assembler.

In December 2006, the Company's previously wholly-owned subsidiary, UPG, completed an initial public offering which resulted in the Company's ownership interest in UPG being reduced from 100 percent to an ownership interest of 40 percent. The Company subsequently acquired additional shares of UPG stock bringing its ownership percentage to 40.8%. The Company consolidated UPG in its consolidated financial statements until December 20, 2006, (the "Deconsolidation Date") and currently accounts for UPG as an unconsolidated investee under the equity method of accounting.

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

Investment in Unconsolidated Investee

As of December 31, 2011, we held 2,048,870 shares of common stock representing a
40.8 percent interest in UPG. We account for UPG under the equity method of accounting. At December 31, 2011 and 2010, the carrying value of the Company's investment in UPG is reported as a long-term investment in the accompanying consolidated balance sheets. Earnings and losses in our investment in UPG are recorded in the statements of operations.

Use of Estimates

The   preparation  of  consolidated  financial  statements  in  conformity  with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: stock-based payments, allowance for doubtful accounts, investment in an unconsolidated investee, and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, are discussed in the consolidated financial statements. It is at least reasonably possible that each of the Company's estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Company's consolidated financial statements.

Cash and Cash Equivalents

The Company considers all unrestricted, highly-liquid investments with original maturities of three months or less to be cash and cash equivalents.

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

Inventories

Since January 1, 2011 the Company maintains an inventory of computer components and parts available for sale. The inventory is carried at the lower of cost or market and accounted for on the first in, first out basis.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax and state tax examinations for years before 2008. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There is no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2011 and 2010.

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

Intangible Asset        2012      2013      2014      2015     Total
-------------------   --------  --------  --------  --------  --------
Covenant not to       $ 50,000  $ 16,667        --        --  $ 66,667
compete
-------------------   --------  --------  --------  --------  --------
Customer list           67,000    67,000    67,000    22,333   223,333
-------------------   --------  --------  --------  --------  --------
Total                 $117,000  $ 83,667  $ 67,000  $ 22,333  $290,000
                      ========  ========  ========  ========  ========

The intangible gross amount, amortization and net amount for the years ended December 31, 2011 and 2010 are presented below.

---------------------- ------------------- ----------------- -------------------
Covenant not to            Gross Amount        Accumulated       Net Amount
Compete:                                      Amortization
---------------------- ------------------- ----------------- -------------------

2010                           $150,000             $33,333            $116,667
---------------------- ------------------- ----------------- -------------------
2011                            150,000              83,333              66,667
---------------------- ------------------- ----------------- -------------------

---------------------- ------------------- ----------------- -------------------
Customer List:             Gross Amount        Accumulated       Net Amount
                                              Amortization
---------------------- ------------------- ----------------- -------------------
2010                           $335,000             $44,667            $290,333
---------------------- ------------------- ----------------- -------------------
2011                            335,000             111,667             223,333
---------------------- ------------------- ----------------- -------------------

---------------------- ------------------- ----------------- -------------------
Total:                     Gross Amount        Accumulated       Net Amount
                                              Amortization
---------------------- ------------------- ----------------- -------------------
2010                           $485,000             $78,000            $407,000
---------------------- ------------------- ----------------- -------------------
2011                            485,000             195,000             290,000
---------------------- ------------------- ----------------- -------------------
As of December 31, 2011, the weighted average remaining life is 2.9 years.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 605-10 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

AlphaNet sells and installs point-of-sale software and related hardware to restaurants. AlphaNet also services and supports those systems and provides software upgrades when released by the software developer. For sales and installations of new systems, AlphaNet recognizes revenue when the system is installed and accepted by the restaurant owner. For service and support, AlphaNet recognizes revenue when the service and support are provided and monthly for the maintenance and support agreements. For sales of parts, accessories and supplies, AlphaNet recognizes revenue when the item is shipped and invoiced.

The cost of software licenses purchased for the installation of new systems in an accounting period prior to the period in which it is installed, is carried as a deferred cost on the Company's balance sheet until the system is installed and the revenue recognized. At that point the deferred costs are charged to cost of sales.

Computer components and parts are carried in inventory at the lower of cost or market and expensed to cost of sales in the period in which they were sold to customers.

Customer deposits represent deposits made by customers in an accounting period prior to the period in which the system is installed. Upon installation, the customer deposit is recognized as revenue.

Customer service contracts represent prepaid maintenance and support contracts.

Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during each year.

Diluted earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares and common stock equivalents outstanding for the year. The Company's common stock equivalents include all common stock issuable upon exercise of outstanding stock options and common stock issuable upon conversion of preferred stock. The dilutive effect of the preferred shares and options are excluded as they would be antidilutive.

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

Recent Accounting Pronouncements

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

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company's adoption of this guidance did not have a material impact on its financial statements.

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

In December 2010, the Financial Accounting Standards Board (FASB) issued accounting Standards Update 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company's adoption of this update did not have a material impact on its financial statements.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820). the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company has determined that this amendment will not have a material effect on its financial statements.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-08, Intangibles - Goodwill and Other (Topic
350) Testing Goodwill for impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has determined that this amendment will not have a material effect on its financial statements.

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities. This update seeks to minimize differences between U.S. General Accepted Accounting Principles (US GAAP) and International Financial Reporting Standards (IFRS) with regard to offsetting (netting) of assets and liabilities in the presentation of financial statements to improve the comparability of financial statements. This amendment is effective for reporting periods beginning on or after January 1, 2013. The Company has determined that this amendment will not have a material effect on its financial statements.

NOTE C - STOCK OPTIONS AND WARRANTS

Valuation Assumptions

There were no stock options granted in 2011 or 2010. The fair value of option awards were estimated at the grant date using a Black-Scholes option pricing model.

Compensatory Stock Options

On August 13, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan ("1999 Plan") which provided for 1,300,000 common stock options to be issued. At December 31, 2011 and 2010 there were 125,000 outstanding under the 1999 Plan.

On June 24, 2000, the Board of Directors approved the 2000 Incentive Stock Option Plan ("2000 Plan") under which 2,000,000 common stock options may be issued. At December 31, 2011 and 2010 there are no options outstanding under the 2000 Plan.

The Board of Directors determines for all option grants, the term of each option, the option exercise price within limits set forth under the option plans, the number of shares for which each option is granted and the rate at which each option is exercisable.

Stock Incentive Plan Summary

A summary of the Company's compensatory stock option plans as of and for the years ended December 31, 2011 and 2010 are as follows:

Stock option activity under the 1999 Stock Option Plan was as follows:

                                                Weighted Average Range of
                                      Options    Exercise Price  Exercise Prices
                                     ---------  ---------------- -------------
Options outstanding and exercisable
at January 1, 2010                     125,000       0.71         0.45 - 1.75
                                     ---------
Options outstanding and exercisable
At December 31, 2010                   125,000       0.71         0.45 - 1.75
                                     ---------
Options outstanding and exercisable
At December 31, 2011                   125,000       0.71         0.45 - 1.75
                                     =========

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2011 is summarized below:
                         Options Outstanding               Options Exercisable
                ----------------------------------------- ----------------------
                               Weighted        Weighted                Weighted
                               Average         Average                 Average
                Outstanding    Remaining       Exercise   Exercisable  Exercise
Exercise Price  At 12/31/11  Contractual Life  Price      At 12/31/11   Price
                -----------  ----------------  ---------- ----------- ---------
$1.75                25,000       0.10  Years       $1.75      25,000     $1.75

$0.45               100,000       1.25 Years        $0.45     100,000     $0.45
                  ---------    -------------     --------   ---------  --------
$0.45 - $1.75       125,000       1.02 Years        $0.71     125,000     $0.71
                   --------                                   --------

At December 31, 2011, the aggregate intrinsic value of options outstanding was $0.00. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At December 31, 2011, all outstanding options were fully vested.
                                      F-19

NOTE D - STOCK BASED COMPENSATION

Stock-based compensation expense for the years ended December 31, 2011 and 2010 was $29,993 and $51,415, respectively. The stock-based compensation expense for the years ended December 31, 2011 and 2010 relates to the amortization of restricted stock issued as deferred compensation. Of the $29,993 in stock based compensation for the year ended December 31, 2011, $5,201 relates to the June 24, 2011 grant of restricted stock and $24,792 relates to the June 25, 2007 grant of restricted stock which has now been fully amortized.

Amortization of the restricted stock granted to UPG employees for the years ended December 31. 2011 and 2010 was $13,745 and $41,656, respectively. Of the $13,745 in amortization of the restricted stock granted to UPG employees for the year ended December, 31, 2011, $3,474 relates to the June 24, 2011 grant of restricted stock and $10,271 relates to the June 25, 2007 grant of restricted stock which has now been fully amortized.

Restricted Stock

On June 25, 2007, the Board of Directors approved a grant of 996,940 restricted shares of the Company's common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of the Company prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance, especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell 1,000,000 shares of UPG common stock resulting in an $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vested in full on June 25, 2011, but was extended for three years pursuant to a new agreement as described below. Accordingly, the deferred stock compensation to the Company's chairman has been fully amortized and the unrecognized compensation cost to certain UPG employees has been fully realized as of December 31, 2011.

On January 21, 2009, the chief executive officer of UPG resigned and according to the terms of the restricted stock agreement, forfeited his restricted stock grant. Accordingly, his shares were returned to the Company and the investment in UPG was reduced by $132,925. During 2011, two UPG employees resigned and according to the terms of the restricted stock agreement, forfeited their restricted stock grant. Accordingly, their shares have been returned to the Company and the investment in UPG was reduced by $4,624.

On June 24, 2011, the Company offered an additional grant of restricted shares to the grantees on condition that the grantees would agree that the original grant remain in escrow and subject to the original restrictions until June 30, 2014. The new grant will also be subject to the same restrictions and remain in escrow for the same period. All remaining grantees accepted the Company's offer.

Accordingly, on June 24, 2011, the Company issued a grant of 87,952 restricted shares of common stock to the Company's chairman and a grant of 99,538 restricted shares of common stock to certain employees of UPG. These additional shares will vest on June 30, 2014 and will be held in escrow for the benefit of the grantee subject to the same restrictions and risk of forfeiture as the original shares until the vesting date.

As of December 31, 2011, $5,201 of the restricted stock grant to the Company's chairman has been amortized and $24,966 remains unamortized and $3,474 of the restricted stock grant to UPG employees has been amortized and $16,670 remains unamortized.

The Company accounted for the grant of the new restricted shares to our chairman as stock based compensation. We accounted for the grant of the new restricted shares to UPG officers and employees as a contribution of capital. The Company will amortize 59% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period.

NOTE E - NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income decreased by the preferred stock dividends of $22,127 and $22,127 for each of the years ended December 31, 2011 and 2010, by the weighted average number of common shares outstanding for the period. For the year ended December 31, 2010, 25,000 stock options are not included in the diluted net income per share calculation as they are out-of-the-money, the stock price is below the exercise price. However, 100,000 in-the-money options are included. The diluted net income per share calculation also includes the effect of the "as if" conversion of the preferred stock into 120,416 shares of common stock.

For the year ended December 31, 2011, 125,000 stock options and the effect of the "as if" conversion of the preferred stock into 120,416 shares of common stock are not included in the diluted net income per share calculation as the Company's loss attributable to common shareholders, along with the dilutive effect of potentially issuable common stock due to the outstanding options, causes the normal computation of diluted loss per share to be smaller than the basic loss per share; thereby yielding a result that is counterintuitive. Consequently, the diluted loss per share amount presented does not differ from basic loss per share due to this "anti-dilutive" effect.

NOTE F - INVESTMENT IN UNCONSOLIDATED INVESTEE

Following is a summary of financial information for UPG for the years ended December 31, 2011 and 2010: ------------------------------------
                                    Year Ended December 31,
                                                     ($ in 000's)
                             ------------------------------------
                                     2011                2010
                             ------------------- ----------------
Net sales                           $   89,274       $  107,257
Cost of sales                           71,852           87,356
                             -----------------   --------------
Gross profit                            17,422           19,901
Operating expenses                      16,291           14,770
                              ----------------   --------------
Operating income                         1,131            5,131
Other income (expense):
    Interest expense                      (568)            (681)
    Other, net                              (7)               2
                              ----------------   --------------
       Total other (expense) income       (575)            (679)
                              ----------------   --------------
Income before
 provision for income taxes                556            4,452

Provision for income taxes                (342)          (1,562)
                              ----------------   --------------
Net income                          $      214       $    2,890
                              ================   ==============

Following is a summary of balance sheet information for UPG as of December 31, 2011 and 2010:

---------------------- ---------------------------- ----------------------------
                             As at December 31, 2011    As at December 31, 2010
                                    ($ in 000's)                   ($ in 000's)
---------------------- ---------------------------- ----------------------------
Current assets                         $    41,027                $      46,126
---------------------- ---------------------------- ----------------------------
Noncurrent assets                            3,048                        1,485
---------------------- ---------------------------- ----------------------------
Current liabilities                         21,086                       25,178
---------------------- ---------------------------- ----------------------------
Noncurrent liabilities                         229                          266
---------------------- ---------------------------- ----------------------------
Shareholders' equity                        22,760                       22,167

At December 31, 2011, the carrying value of the Company's investment in UPG was $4,575,977. The market value of the 2,048,870 shares of UPG's common stock the Company owns was approximately $3,933,830, based on the closing price per share at December 31, 2011 of $1.92.

NOTE G - SHAREHOLDERS' EQUITY

The outstanding Class A preferred stock bears cumulative dividends of 36 3/4 cents per share payable annually and has a liquidation preference of $5.25 per share. Through December 31, 2011, the Company has paid all dividends which have accrued on the preferred stock. The voting rights are equal to common shares, other than with respect to certain matters; generally amending the rights or powers of the preferred stock. The preferred stock is convertible at the option of the holder into two shares of common stock subject to adjustment (the "Conversion Rate") (as more fully described in the Certificate of Designation) The Company may compel conversion at the Conversion Rate at any time after one year from the date of issue if the closing market price of the common stock is $5.25 or higher for 30 consecutive trading days. During the years ended December 31, 2011 and 2010 no shares of outstanding preferred stock were converted into shares of common stock. All dividends in 2011 and 2010, were paid in cash.

During 2011 and 2010, the Company paid $22,127 and $22,127, respectively, in cash dividends on the class A Preferred Stock.

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

During the years ended December 31, 2011 and 2010, there were no customers who accounted for more than 3% of the Company's total revenues.

NOTE I - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2011 and 2010 consist of the following:
                                                       2011             2010
                                                   ------------     ------------
Current deferred tax asset (liability)             $     4,080      $     2,150
                                                   -----------      -----------
Net current deferred tax asset (liability)         $     4,080      $     2,150
                                                   ===========      ===========
Non-current deferred tax asset                     $ 2,603,773      $ 2,348,422
Non-current deferred tax liability                  (4,821,259)      (4,775,435)
                                                   -----------      -----------
Net non-current deferred tax asset (liability)     $(2,217,486)     $(2,427,013)
                                                   ===========      ===========

Significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:
                                                       2011             2010
                                                   ------------     ------------
Net operating loss carry forwards                  $ 2,406,313      $ 2,188,795
Book/tax difference in investment in UPG            (1,060,214)      (1,030,655)
Excess loss account                                 (3,758,856)      (3,743,261)
Depreciation                                            (2,189)          (1,518)
Deferred Stock Compensation                            145,854          135,656
Accrued bonus                                               --               --
Allowance for doubtful accounts                          4,080            2,150
Other                                                   51,606           23,970
                                                   -----------      -----------
                                                   $(2,213,406)     $(2,424,863)
                                                   ============     ============

The Company's provision for income taxes for the years ended December 31, 2011 and 2010 is comprised as follows:

                                                      2011              2010
                                                   ----------       ------------
Current income tax expense                         $       --       $        --
Deferred income tax expense                         ( 211,457)       (   36,533)
                                                   ----------       -----------
 Income taxes (expense) benefit                    $( 211,457)      $(   36,533)
                                                   ==========       ===========

At December 31, 2011 the Company has recorded deferred tax liabilities totaling $2,213,406. These liabilities consist primarily of the book/tax differences in Zunicom's investment in UPG totaling $(1,060,214) and the excess loss account totaling $(3,758,856). This excess loss account is related to Zunicom's use of AlphaNet's net operating losses in excess of Zunicom's tax basis in its investment in AlphaNet. These net operating losses were used primarily in 2006 to offset Zunicom's taxable income. The liability recorded at December 31, 2011 represents Zunicom's liability to the Internal Revenue Service for the use of these net operating losses in the event that the excess loss account is triggered by a change in control or worthlessness of AlphaNet. Future changes in Zunicom's investment in AlphaNet may effect the balance of this excess loss account and related deferred tax liability.

Net operating loss carryforwards available at December 31, 2011 totals approximately $7,077,392 and begins to expire in 2022.

The Company's income tax expense for the years ended December 31, 2011 and 2010 differed from the statutory federal rate of 34 percent as follows:

                                                        2011            2010
                                                    -----------    ------------
Statutory rate applied to income (loss)
before income taxes                                 $ (227,289)    $    77,370
Increase (decrease) in income taxes
resulting from:

Permanent Differences                                    1,251           1,651


Excess loss account                                     20,206        (115,554)

Other adjustments                                       (5,625)

                                                    ----------     -----------
Income tax expense (recovery)                       $ (211,457)    $   (36,533)
                                                    ----------     -----------

NOTE J - COMMITMENTS

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

On April 23, 2010, AlphaNet closed on the acquisition of Action Computer Systems (Note M) and now provides point-of-sale software, hardware systems and maintenance and support to restaurants in the New York metropolitan area and southern Connecticut. The Company assumed Action Computer Systems' lease on approximately 1,200 square feet of office space in Larchmont, New York. The Company's commitment for rent is as follows.

                 -------  -------  -------  --------
                   2012     2013     2014     Total
-------------    -------  -------  -------  --------
Office lease     $25,892  $26,669  $25,117  $77,678
-------------    -------  -------  -------  --------
Rent expense for the years ended December 31, 2011 and 2010 was $25,544 and $16,217, respectively. Rent expense reflects 12 months of occupancy in 2011 and 8 months in 2010.

NOTE K - LEGAL PROCEEDINGS

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated financial position, operating results, or cash flows. However, there can be no assurance that such legal proceedings will not have a material impact. As of December 31, 2011, the Company was not subject to any such legal proceedings or claims.

NOTE L - ECONOMIC DEPENDENCE

With the purchase of the business of Action Computer Systems in April 2010, the Company is now a reseller for Action Systems Inc. (ASI) in Silver Springs, Maryland, the developer of Restaurant Manager, a point-of-sale computer software system designed for restaurants. Should ASI fail to develop and issue improvements for the Restaurant Manager software to keep pace with technological developments and the operational needs of restaurants, Restaurant Manager's competitive position could be diminished and the Company's business would be harmed.

Should ASI cease operation of its business, the Company would be forced to identify other point-of-sale software that it could offer to the restaurant industry. The Company has an effective sales and marketing, and service and support infrastructure in place and an installed system base in excess of 475 customers which could make it an attractive reseller for one of the many point-of-sale software systems offered to restaurants. However, there is no guarantee that the Company would be able to identify such a replacement system or, if identified, complete an arrangement satisfactory to the Company or to the system developer.

NOTE M - PURCHASE OF BUSINESS

On March 30, 2010, AlphaNet entered into a binding agreement to acquire the business and the assets of Advanced Computer Software, Inc., a New York corporation, doing business as Action Computer Systems for a purchase price of $495,000. Action Computer Systems is a reseller of point-of-sale software to restaurants in the New York metropolitan area and southern Connecticut. The software, Restaurant Manager, was developed by Action Systems Inc., Silver Springs, Maryland. On April 23, 2010, AlphaNet closed on the acquisition and now provides point-of-sale software, hardware systems and maintenance and support to restaurants in the New York metropolitan area and southern Connecticut.

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

NOTE N - DISCONTINUED OPERATIONS

In August 2010, the Company discontinued its guest communications services business. The Company chose to abandon the assets associated with this business and accordingly has written these assets off in the consolidated statements of operations for the year ended December 31, 2010.


The asset related to discontinued operations was a deposit of $5,000 which was recovered in 2011. The liability related to discontinued operations in 2011 and 2010 is accounts payable of $282,725 and $289,102 respectively.


NOTE O - INVENTORY

Beginning with the period ended March 31, 2011, management is performing a monthly inventory of components and parts to be sold and installed in POS systems. Accordingly, the balance sheet as of December 31, 2011, includes inventory valued at the lower of cost or market.

NOTE P - SUBSEQUENT EVENT

Reverse/Forward Stock Split

The Company's Board of Directors has approved a 1-for-12 reverse stock split of our Common Stock followed by a 12-for-1 forward stock split of our Common Stock (the" Reverse/Forward Stock Split"). In January 2012 shareholders owing in excees of 50% of the voting power of the Company approved the Reverse/Forward Stock Split. On February 10, 2012, the Company filed Schedules 14C and a 13E-3 Transaction Statement with the Security and Exchange Commission (SEC) in connection with the Reverse/Forward Stock Split. We cannot efectuate the Reverse/Forward Stock Split until twenty days after we mail our Schedule 14C Information Statement to our shareholders. If consummated, the Reverse/Forward Stock Split would provide that all shareholders owning less than 12 shares of our Common Stock would recive a payment of $.65 for each share and would thereafter no longer be shareholders of the Company. The shareholdings of all other shareholders would remain unchanged. The Reverse/Forward Stock Split is part of the Company's plan to terminate the registration of the Common Stock and suspend its reporting requirements under the Exchange Act ("Deregistration" or "Deregister"). Following the effective date of the Reverse/Forward Stock Split, the Company would have fewer than 300 Shareholders of record and would be eligible for Deregistration under the Exchange Act. Therefore, the Reverse/Forward Stock Split is considered a "going private" transaction as defined in Rule 13e-3 promulgated under the Exchange Act.