Form 10-Q
period 2012-03-31
ZUNICOM INC
filed 2012-05-15
CIK 886912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q	OMB APPROVAL OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . . ..... .187.2

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

[    ] Yes [ X ] No

As of May 14, 2012, 9,904,257 shares of Common Stock were outstanding.

Zunicom, Inc.

PART I - FINANCIAL INFORMATION

----------------------------------

Item 1. Financial Statements

ZUNICOM, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

March 31, 2012		December 31, 2011
(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,658,431	$3,793,507
Accounts receivable - trade, net of allowance for doubtful accounts of $12,000 for each period respectively	47,970	44,283
Inventory	11,253	28,621
Deferred costs	55,615	67,780
Prepaid expenses and other current assets	14,477	29,494
Total current assets	3,787,746	3,963,685

PROPERTY AND EQUIPMENT
Computer equipment	3,147	3,147
Furniture and fixtures	10,000	10,000
Total Property and Equipment	13,147	13,147
Less accumulated depreciation	(4,305)	(3,648)
Net property and equipment	8,842	9,499

INTANGIBLE ASSETS - NET OF ACCUMULATED AMORTIZATION	260,750	290,000

INVESTMENT IN UNCONSOLIDATED INVESTEE	4,695,631	4,575,977
TOTAL ASSETS	$8,752,969	$8,839,161

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

CONSOLIDATED BALANCE SHEETS - Continued

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$435,410	$404,750
Accrued expenses	43,681	55,402
Deferred revenue	11,769	13,463
Customer deposits	46,403	51,121
Total current liabilities	537,263	524,736

DEFERRED TAX LIABILITY	2,186,534	2,213,406
TOTAL LIABILITIES	2,723,797	2,738,142

STOCKHOLDERS' EQUITY
Preferred stock - $1.00 par value,	58,708	60,208
1,000,000 shares authorized; 58,708 and
60,208 Class A Shares issued and out-
standing; liquidation preference of $308,217
and $316,092 as of March 31, 2012 and December 31, 2011
Common stock - $0.01 par value; 50,000,000 shares authorized; 9,904,257 and 9,901,257 shares issued and outstanding, respectively	99,043	99,013
Additional paid-in capital	9,200,307	9,194,684
Accumulated deficit	(3,328,886)	(3,252,886)
Total stockholders' equity	6,029,172	6,101,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,752,969	$8,839,161

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011

	2012	2011
REVENUE
Sales	$220,414	$267,806
Service	83,853	71,300
Total revenue	304,267	339,106

COST OF REVENUE
Cost of goods sold	112,701	93,380
Direct servicing costs	52,056	48,477
Total cost of revenue	164,757	141,857

GROSS PROFIT	139,510	197,249

OPERATING EXPENSES
Selling, general and administrative	326,569	263,920
Depreciation and amortization	29,907	29,750
Total operating expenses	356,476	293,670
LOSS FROM OPERATIONS	(216,966)	(96,421)

OTHER INCOME (EXPENSE)
Interest income	1,973	3,341
Equity in earnings of unconsolidated investee	117,991	154,826
Total other income	119,964	158,167
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(97,002)	61,746

INCOME TAXES BENEFIT (EXPENSE)	26,872	(67,540)

LOSS FROM CONTINUING OPERATIONS	$(70,130)	$(5,794)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	-	(6,960)
NET LOSS	(70,130)	(12,754)

Preferred stock dividend	(5,870)	(5,870)
Net loss attributable to
common stockholders	$(76,000)	$(18,624)

Basic and diluted net loss per share
attributable to common stockholders:
Loss from continuing operations	$(0.01)	$(0.00)
Loss from discontinued operations	$-	$(0.00)
Net loss per share	$(0.01)	$(0.00)

Number of weighted average shares of common stock outstanding
Basic and diluted	9,902,675	9,733,527

   The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,130)	$(12,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,907	29,750
Equity in earnings of investee	(117,991)	(154,827)
Stock-based compensation	2,491	12,678
Deferred income taxes	(26,872)	63,955

Changes in operating assets and liabilities:
Accounts receivable - trade	(3,688)	3,139
Inventories	17,366	(45,965)
Deferred costs	12,165	41,689
Prepaid expenses and other current assets	15,017	9,158
Accounts payable	30,663	(58,750)
Accrued expenses	(11,722)	(28,293)
Customer deposits	(4,718)	3,707
Deferred revenue	(1,694)	--
Net cash used in operating activities	(129,206)	(136,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred stock	(5,870)	(5,870)
Net cash provided by financing activities	(5,870)	(5,870)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(135,076)	(142,383)

Cash and cash equivalents at beginning of year	3,793,507	4,427,227

Cash and cash equivalents at end of year	$3,658,431	$4,284,844

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES

Conversion of preferred stock to common stock	$(1,500)	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Zunicom, Inc., ("Zunicom" or the "Company") was formed on January 10, 1992 as a Texas corporation. Zunicom's consolidated wholly-owned subsidiary, AlphaNet Hospitality Systems Inc. ("AlphaNet"), has been a provider of guest communication services to the hospitality market. AlphaNet discontinued this business as of August 31, 2010. Accordingly, the results of this discontinued operation are presented in our Unaudited Consolidated Statements of Operation above. In April of 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City (Note I). Zunicom also holds a 40.8 percent ownership interest in Universal Power Group, Inc. (UPG), a distributor and supplier to a diverse and growing range of industries of portable power and related synergistic products, provider of third-party logistics services and a custom battery pack assembler.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included for the three month period ended March 31, 2012. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2011.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statements of operations for the three months ended March 31, 2012 and 2011, of $2,491, and $12,678 respectively, represents the amortization of the restricted stock grant to the Company's chairman.

As of June 30, 2011, the 2007 grant of restricted stock to the Company's chairman has been fully expensed.

Amortization of the restricted stock granted to UPG employees for the three months ended March 31, 2012 and 2011 of $1,663 and $10,271, respectively, represents the amortization of the restricted stock grant to UPG employees in 2007 and 2011. The grant of the new restricted shares to UPG officers and employees is accounted for as a contribution of capital. The Company will amortize 59% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period.

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

Accordingly, on June 24, 2011, the Company issued a grant of 87,952 restricted shares of common stock to the Company’s chairman and a grant of 99,538 restricted shares of common stock to certain employees of UPG. These additional shares will vest on June 30, 2014 and will be held in escrow for the benefit of the grantee subject to the same restrictions and risk of forfeiture as the original shares until the vesting date.

As of March 31, 2012, $7,692 of the restricted stock grant to the Company’s chairman has been amortized and $22,475 remains unamortized and $5,136 of the restricted stock grant to UPG employees has been amortized and $15,007 remains unamortized.

The Company accounted for the grant of the new restricted shares to our chairman as stock based compensation. We accounted for the grant of the new restricted shares to UPG officers and employees as a contribution of capital. The Company will amortize 59% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period.

Valuation Assumptions

The fair values of option awards are estimated at the grant date using a Black-Scholes option pricing model. There were no options granted in the three months ended March 31, 2012 or 2011.

Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at December 31, 2011	125,000	$0.71
Granted	--	$--
Exercised	--	$--
Canceled, lapsed or forfeited	(25,000)	$1.75
Options outstanding at March 31, 2012	100,000	0.45

NOTE C - STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at March 31, 2012:

	Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$ 0.45	100,000	1.0	$0.45	100,000	$0.45

At March 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At March 31, 2012, all outstanding options were fully vested.

NOTE D - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss increased by the preferred stock dividends of $5,870 and $5,870 for the three months ended March 31, 2012 and 2011, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net loss per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 100,000 options and the dilutive effect of the conversion of 58,708 shares of preferred stock into 117,416 shares of common stock have not been included in the computation of dilutive net income per share for the three month period ended March 31, 2012 and 2011 as the effect would be anti-dilutive.

NOTE E - UNCONSOLIDATED INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three month periods ended March 31, 2012 and 2011. Following is a summary of financial information of UPG for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31,

($ in thousands)

	2012	2011

Net revenues	$26,410	$21,587

Cost of revenues	21,734	17,278

Gross profit	4,676	4,309

Operating expenses	4,167	3,536

Income from operations	509	773

Interest expense	(144)	(141)
Other, net	125	-
Income from operations before income tax provision	490	632

Income tax provision	(198)	(229)

Net income	$292	$403

Following is a summary of the balance sheets for UPG as of

March 31, 2012 and December 31, 2011.

	($ in thousands)
	March 31,	December 31,
	2012	2011
Current assets	45,533	40,990
Noncurrent assets	2,995	3,085
Current liabilities	25,241	21,086
Noncurrent liabilities	204	229
Shareholders' equity	23,083	22,760

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

NOTE G - SHAREHOLDERS' EQUITY

During the three month periods ended March 31, 2012 and 2011, the Company paid a cash dividend of $5,870, and $5,870, respectively, to the holders of its class A Preferred Stock.

NOTE H - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of March 31, 2012, the Company is not subject to any ongoing legal proceedings.

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

The liability related to discontinued operations as of March 31, 2012 and 2011 is accounts payable of $282,725 and $289,102 respectively.

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

Should ASI cease operation of its business, the Company would be forced to identify other point-of-sale software that it could offer to the restaurant industry. The Company has an effective sales and marketing, and service and support infrastructure in place and an installed system base in excess of 500 customers which could make it an attractive reseller for one of the many point-of-sale software systems offered to restaurants. However, there is no guarantee that the Company would be able to identify such a replacement system or, if identified, complete an arrangement satisfactory to the Company or to the system developer.

NOTE L – REVERSE/FORWARD STOCK SPLIT

The Company's Board of Directors has approved a 1-for-12 reverse stock split of our Common Stock followed by a 12-for-1 forward stock split of our Common Stock (the" Reverse/Forward Stock Split"). In January 2012 shareholders owing in excess of 50% of the voting power of the Company approved the Reverse/Forward Stock Split. On February 10, 2012, the Company filed Schedules 14C and a 13E-3 Transaction Statement with the Security and Exchange Commission (SEC) in connection with the Reverse/Forward Stock Split. We cannot effectuate the Reverse/Forward Stock Split until twenty days after we mail our Schedule 14C Information Statement to our shareholders. If consummated, the Reverse/Forward Stock Split would provide that all shareholders owning less than 12 shares of our Common Stock would receive a payment of $.65 for each share and would thereafter no longer be shareholders of the Company. The shareholdings of all other shareholders would remain unchanged. The Reverse/Forward Stock Split is part of the Company's plan to terminate the registration of the Common Stock and suspend its reporting requirements under the Exchange Act ("Deregistration" or "Deregister"). Following the effective date of the Reverse/Forward Stock Split, the Company would have fewer than 300 Shareholders of record and would be eligible for Deregistration under the Exchange Act. Therefore, the Reverse/Forward Stock Split is considered a "going private" transaction as defined in Rule 13e-3 promulgated under the Exchange Act. The Company has received comments from the SEC and is in the process of responding to those comments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Zunicom's Unaudited Consolidated Interim Financial Statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of Zunicom's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. Zunicom's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in Zunicom's Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Currently, the operations of Zunicom are conducted through its wholly-owned subsidiary, AlphaNet. AlphaNet had been a provider of guest communication services to the hospitality market. AlphaNet exited this business as of August 31, 2010. In April 2010, AlphaNet purchased the assets and business of Action Computer Systems and is now a reseller of point-of-sale software and hardware to restaurants in southern Connecticut, Westchester County, New York, and New York City.

Three months ended March 31, 2012

REVENUES

For the three month period ended March 31, 2012, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $304,267 compared to $339,106 for the same period in 2011, a decrease of $34,839 or 10.3%. The decrease is due primarily to a decrease in the sales of new systems offset by increases in service and commission revenue. We are encountering increased competition from lower end point-of-sale systems reducing the number of systems sold and decreasing prices and margins on those systems sold.

COST OF REVENUES

For the three month period ended March 31, 2012, cost of revenue was $164,757 compared to $141,857 for the same period in 2011, an increase of $22,900 or 16.1%. The increase primarily reflects increases in the cost of new system components and technician’s wages. In 2011, we were able to purchase a key new system component at a significant discount due to a model change, reducing our cost of sales and increasing our gross profit. The increase in the cost of technicians reflects the increases in service revenue.

GROSS PROFIT

For the three month period ended March 31, 2012, gross profit was $139,510 compared to $197,249 for the same period in 2011, a decrease of $57,739 or 29.3%. Gross profit as a percent of total revenue was 45.8% for the three month period ended March 31, 2012 compared to 58.2% for the same period in 2011. The drop in gross profit reflects the discounted purchase in 2011 and increasing pricing pressure in the market for point-of-sale systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

For the three month period ended March 31, 2012, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses increased to $326,569 compared to $263,920 for the same period in 2011, an increase of $62,649 or 23.7%. The increase is due to an increase in Zunicom’s legal fees related to the 14C and 13E-3 filings with the Securities and Exchange Commission (see note L in the financial statements) offset by a decrease in stock compensation expense. Operating expenses increased at Action Computer Systems due primarily to an increase in compensation costs reflecting the addition of one marketing and administrative support position, an increase in marketing expenses reflecting efforts to increase the number of customers on service and support contracts, and an increase in health insurance costs, offset by a decrease in sales commissions reflecting the lower volume of new systems sales.

For the three month period ended March 31, 2012, the Company recorded $29,907 in depreciation and amortization expense compared to $29,750 in 2011.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended March 31, 2012 was $1,973 compared to interest income of $3,341 for the same period in 2011, a decrease of $1,368, or 40.9%. The decrease is due to a declining cash balance.

Equity in earnings of investee of $117,991 represents Zunicom's share of UPG's net income for the three month period ended March 31, 2012 recorded in accordance with the equity method of accounting for an unconsolidated investee.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $3,658,431 at March 31, 2012.

Net cash used in operating activities was $129,206 for the three month period ended March 31, 2012 as compared to $136,513 for the same period in 2011. The cash used in operating activities is primarily attributable to the net loss of $70,130, equity in earnings of investee of $117,991, deferred income taxes of 26,872, offset by depreciation of $29,907, non-cash stock based compensation of $2,491, and changes in operating assets and liabilities of $53,389.

Net cash used in financing activities for the three month period ended March 31, 2012 was $5,870 representing payment of a cash dividend on the Company's preferred stock.

Zunicom management believes that cash on hand will be sufficient to meet its operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the three months ended March 31, 2012. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2012 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

14.2	Code of Ethics and Business Conduct as adopted March 30, 2004 (incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2003, Commission File No. 0-27210, filed March 31, 2004)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

____________

* Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zunicom, Inc.
(Registrant)

Date: May 15, 2012	/s/ John C. Rudy
John C. Rudy Chief Financial Officer (principal financial officer)