Form 10-Q
period 2012-06-30
ZUNICOM INC
filed 2012-08-14
CIK 886912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q	OMB APPROVAL OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . . ..... .187.2

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

[    ] Yes [ X ] No

As of August 14, 2012, 9,904,257 shares of Common Stock were outstanding.

Zunicom, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZUNICOM, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2012	December 31, 2011
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,332,126	$3,793,507
Accounts receivable - trade, net of allowance for doubtful accounts of $12,000 for each period respectively	44,206	44,283
Inventory	12,780	28,621
Deferred costs	70,615	67,780
Prepaid expenses and other current assets	62,589	29,494
Total current assets	3,522,316	3,963,685

PROPERTY AND EQUIPMENT
Computer equipment	3,147	3,147
Furniture and fixtures	10,000	10,000
Total Property and Equipment	13,147	13,147
Less accumulated depreciation	(4,963)	(3,648)
Net property and equipment	8,184	9,499

INTANGIBLE ASSETS - NET OF ACCUMULATED AMORTIZATION	231,500	290,000

INVESTMENT IN UNCONSOLIDATED INVESTEE	4,655,883	4,575,977
TOTAL ASSETS	$8,417,883	$8,839,161

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$333,009	$404,750
Accrued expenses	22,393	55,402
Deferred revenue	14,318	13,463
Customer deposits	67,200	51,121
Total current liabilities	436,920	524,736

DEFERRED TAX LIABILITY	2,111,472	2,213,406
TOTAL LIABILITIES	2,548,392	2,738,142

STOCKHOLDERS' EQUITY
Preferred stock - $1.00 par value, 1,000,000 shares authorized; 58,708 and 60,208 Class A Shares issued and outstanding; liquidation preference of $308,217 and $316,092 as of June 30, 2012 and December 31, 2011	58,708	60,208
Common stock - $0.01 par value; 50,000,000 shares authorized; 9,904,257 and 9,901,257 shares issued and outstanding, respectively	99,043	99,013
Additional paid-in capital	9,204,463	9,194,684
Accumulated deficit	(3,492,723)	(3,252,886)
Total stockholders' equity	5,869,491	6,101,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,417,883	$8,839,161

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

ZUNICOM, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUE
Sales	$163,241	$336,604	$383,655	$604,410
Service	102,723	67,928	186,576	139,228
Total revenue	265,964	404,532	570,231	743,638

COST OF REVENUE
Cost of goods sold	88,605	168,384	201,306	261,764
Direct servicing costs	51,009	57,370	103,065	105,847
Total cost of revenue	139,614	225,754	304,371	367,611

GROSS PROFIT	126,350	178,778	265,860	376,027

OPERATING EXPENSES
Selling, general and administrative	290,440	304,726	617,008	579,191
Depreciation and amortization	29,908	29,750	59,815	59,500
Total operating expenses	320,348	334,476	676,823	638,691
LOSS FROM OPERATIONS	(193,998)	(155,698)	(410,963)	(262,664)

OTHER INCOME (EXPENSE)
Interest income	1,795	3,218	3,768	6,559
Equity in (loss) earnings of unconsolidated investee	(41,412)	51,368	76,579	206,194
Total other income	(39,617)	54,586	80,347	212,753
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(233,615)	(101,112)	(330,616)	(49,911)

INCOME TAXES BENEFIT (EXPENSE)	75,062	15,402	101,934	(48,553)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2012 and 2011

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

NET LOSS	$(158,553)	$(85,710)	$(228,682)	$(98,464)

Preferred stock dividend	(5,284)	(5,419)	(11,154)	(11,289)

Net loss attributable to common stockholders	$(163,837)	$(91,129)	$(239,836)	$(109,753)

Basic and diluted net loss per share attributable to common stockholders:
Net Loss	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Number of weighted average shares of common stock outstanding
Basic and diluted	9,904,257	9,744,586	9,903,466	9,739,087

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(228,682)	$(98,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,815	59,500
Equity in earnings of investee	(76,579)	(206,194)
Stock-based compensation	4,982	24,956
Deferred income taxes	(101,934)	48,553

Changes in operating assets and liabilities:
Accounts receivable - trade	77	(30,366)
Inventories	15,841	(23,167)
Deferred costs	(2,835)	51,689
Prepaid expenses and other current assets	(33,095)	(23,515)
Accounts payable	(71,741)	(32,251)
Accrued expenses	(33,010)	(29,098)
Deferred revenue	855	--
Customer deposits	16,079	(10,596)
Net cash used in operating activities	(450,227)	(268,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred stock	(11,154)	(11,289)
Net cash provided by financing activities	(11,154)	(11,289)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ZUNICOM, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2012 and 2011

	2012	2011

NET DECREASE IN CASH AND CASH EQUIVALENTS	(461,381)	(280,242)

Cash and cash equivalents at beginning of period	3,793,507	4,427,227

Cash and cash equivalents at end of period	$3,332,126	$4,146,985

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES

Conversion of preferred stock to common stock	$(1,500)	$-
Income taxes paid	$720	$-
Restricted stock issued	$-	$64,309

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included for the three and six month periods ended June 30, 2012. The results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2011.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2012 and 2011, of $2,491, $12,278, $4,982, and $24,956 respectively, represents the amortization of the restricted stock grant to the Company's chairman.

As of June 30, 2011, the 2007 grant of restricted stock to the Company's chairman has been fully expensed.

Amortization of the restricted stock granted to UPG employees for the three and six months ended June 30, 2012 and 2011 of $1,663, $110, $3,326, and $10,381 respectively, represents the amortization of the restricted stock grant to UPG employees in 2007 and 2011. The grant of the new restricted shares to UPG officers and employees is accounted for as a contribution of capital. The Company will amortize 59% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period.

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

As of June 30, 2012, $10,184 of the restricted stock grant to the Company’s chairman has been amortized and $19,984 remains unamortized and $6,800 of the restricted stock grant to UPG employees has been amortized and $13,343 remains unamortized.

The Company accounted for the grant of the new restricted shares to our chairman as stock based compensation. We accounted for the grant of the new restricted shares to UPG officers and employees as a contribution of capital. The Company will amortize 59% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period.

Valuation Assumptions

The fair values of option awards are estimated at the grant date using a Black-Scholes option pricing model. There were no options granted in the six months ended June 30, 2012 or 2011.

Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at December 31, 2011	125,000	$0.71
Granted	--	$--
Exercised	--	$--
Canceled, lapsed or forfeited	(25,000)	$1.75
Options outstanding at June 30, 2012	100,000	0.45

NOTE C - STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at June 30, 2012:

	Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$ 0.45	100,000	0.75	$0.45	100,000	$0.45

At June 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At June 30, 2012, all outstanding options were fully vested.

NOTE D - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss increased by the preferred stock dividends of $5,284 and $5,419, $11,154, and $11,289 for the three and six months ended June 30, 2012 and 2011, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net loss per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 100,000 options and the dilutive effect of the conversion of 58,708 shares of preferred stock into 117,416 shares of common stock have not been included in the computation of dilutive net income per share for the three and six month periods ended June 30, 2012, as the effect would be anti-dilutive.

The dilutive effect of 100,000 in-the-money options and the dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock have not been included in the computation of dilutive net income per share for the three and six month periods ended June 30, 2011, as the effect would be anti-dilutive.

NOTE E - UNCONSOLIDATED INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three and six month periods ended June 30, 2012 and 2011. Following is a summary of financial information of UPG for the three and six month periods ended June 30, 2012 and 2011:

Three and Six Months Ended June 30,

($ in thousands)

	2012	2011	2012	2011

Net revenues	$23,583	$21,580	$49,921	$43,109
Cost of revenues	19,392	17,218	41,077	34,429
Gross profit	4,191	4,362	8,844	8,680
Operating expenses	3,487	3,877	7,572	7,283
Income from operations	704	485	1,272	1,397

Interest expense	(153)	(150)	(296)	(290)
Other, net	--	--	127	--
Income from continuing operations
before income tax provision	551	335	1,103	1,107
Income tax provision	(145)	(146)	(361)	(425)

Income from continuing operations	406	189	742	682

Loss from discontinued operations
before income tax provision	(646)	(88)	(707)	(228)
Income tax provision	143	24	160	74

Loss from discontinued operations	(503)	(64)	(547)	(154)

Net income (loss)	$(97)	$125	$195	$528

Following is a summary of the balance sheets for UPG as of

June 30, 2012 and December 31, 2011.

	($ in thousands)
	June 30,	December 31,
	2012	2011
Current assets	55,792	40,990
Noncurrent assets	2,779	3,085
Current liabilities	35,382	21,086
Noncurrent liabilities	180	229
Shareholders' equity	23,009	22,760

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

NOTE G - SHAREHOLDERS' EQUITY

During the three and six month periods ended June 30, 2012 and 2011, the Company paid a cash dividend of $5,284, $5,419, $11,154, and $11,289 respectively, to the holders of its class A Preferred Stock.

NOTE H - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of June 30, 2012, the Company is not subject to any ongoing legal proceedings.

NOTE I – DISCONTINUED OPERATIONS

In August 2010, the Company discontinued its guest communications services business. The Company chose to abandon the assets associated with this business and accordingly has written these assets off in the consolidated statements of operations for the year ended December 31, 2010.

The liability related to discontinued operations as of June 30, 2012 and December 31, 2011 is accounts payable of $252,725 and $289,102 respectively.

NOTE J - ECONOMIC DEPENDENCE

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

NOTE K – REVERSE/FORWARD STOCK SPLIT

The Company's Board of Directors has approved a 1-for-12 reverse stock split of our Common Stock followed by a 12-for-1 forward stock split of our Common Stock (the" Reverse/Forward Stock Split"). In January 2012, shareholders owing in excess of 50% of the voting power of the Company approved the Reverse/Forward Stock Split. On February 10, 2012, the Company filed Schedules 14C and a 13E-3 Transaction Statement with the Security and Exchange Commission (SEC) in connection with the Reverse/Forward Stock Split. We cannot effectuate the Reverse/Forward Stock Split until twenty days after we mail our Schedule 14C Information Statement to our shareholders. If consummated, the Reverse/Forward Stock Split would provide that all shareholders owning less than 12 shares of our Common Stock would receive a payment of $.65 for each share and would thereafter no longer be shareholders of the Company. The shareholdings of all other shareholders would remain unchanged. The Reverse/Forward Stock Split is part of the Company's plan to terminate the registration of the Common Stock and suspend its reporting requirements under the Exchange Act ("Deregistration" or "Deregister"). Following the effective date of the Reverse/Forward Stock Split, the Company would have fewer than 300 Shareholders of record and would be eligible for Deregistration under the Exchange Act. Therefore, the Reverse/Forward Stock Split is considered a "going private" transaction as defined in Rule 13e-3 promulgated under the Exchange Act. The Company has received notice from the SEC that they have completed their review. The Company is now in the process of updating and mailing the Schedule 14C to its shareholders.

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

Three months ended June 30, 2012

REVENUES

For the three month period ended June 30, 2012, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $265,964 compared to $404,532 for the same period in 2011, a decrease of $138,568 or 34.2%. The decrease is due primarily to a decrease in the sales of new systems offset by increases in service and commission revenue. We are encountering increased competition from lower end point-of-sale systems reducing the number of systems sold and decreasing prices and margins on those systems sold. In July 2012, we became a reseller for a lower-end, cloud-based restaurant point-of-sale system and added a salesman.

COST OF REVENUES

For the three month period ended June 30, 2012, cost of revenue was $139,614 compared to $225,754 for the same period in 2011, an decrease of $86,140 or 38.1%. The decrease reflects the decrease in the sales of new systems.

GROSS PROFIT

For the three month period ended June 30, 2012, gross profit was $126,350 compared to $178,778 for the same period in 2011, a decrease of $52,428 or 29.3%. Gross profit as a percent of total revenue was 47.5% for the three month period ended June 30, 2012 compared to 44.2% for the same period in 2011. The drop in gross profit dollars reflects the increasing pricing pressure in the market for point-of-sale systems while the increase in gross profit percent reflects the increase in service revenue which carries a higher gross profit percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

For the three month period ended June 30, 2012, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses decreased to $290,440 compared to $304,726 for the same period in 2011, a decrease of $14,286 or 4.7%. The decrease is primarily due to a decrease in Zunicom’s legal fees related to the 14C and 13E-3 filings with the Securities and Exchange Commission (see note K in the financial statements). Operating expenses at Action Computer Systems are essentially flat between the two periods.

For the three month period ended June 30, 2012, the Company recorded $29,908 in depreciation and amortization expense compared to $29,750 in 2011.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended June 30, 2012 was $1,795 compared to interest income of $3,218 for the same period in 2011, a decrease of $1,423, or 44.2%. The decrease is due to a declining cash balance.

Equity in loss of investee of $41,412 represents Zunicom's share of UPG's net loss for the three month period ended June 30, 2012 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Six months ended June 30, 2012

REVENUES

For the six month period ended June 30, 2012, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $570,231 compared to $743,638 for the same period in 2011, a decrease of $173,407 or 23.3%. The decrease is due primarily to a decrease in the sales of new systems offset by increases in service and commission revenue. We are encountering increased competition from lower end point-of-sale systems reducing the number of systems sold and decreasing prices and margins on those systems sold. In July 2012, we became a reseller for a lower-end, cloud-based restaurant point-of-sale system and added a salesman.

COST OF REVENUES

For the six month period ended June 30, 2012, cost of revenue was $304,371 compared to $367,611 for the same period in 2011, a decrease of $63,240 or 17.2%. The decrease reflects the decrease in the sales of new systems.

GROSS PROFIT

For the six month period ended June 30, 2012, gross profit was $265,860 compared to $376,027 for the same period in 2011, a decrease of $110,167 or 29.3%. Gross profit as a percent of total revenue was 46.6% for the six month period ended June 30, 2012 compared to 50.6% for the same period in 2011. The drop in gross profit reflects the discounted purchase of equipment in 2011 and increasing pricing pressure in the market for point-of-sale systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

For the six month period ended June 30, 2012, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses increased to $617,008 compared to $579,191 for the same period in 2011, an increase of $37,817 or 6.5%. The increase is due to an increase in Zunicom’s legal fees related to the 14C and 13E-3 filings with the Securities and Exchange Commission (see note K in the financial statements) offset by a decrease in stock compensation expense. Operating expenses increased at Action Computer Systems due primarily to an increase in compensation costs reflecting the addition of one marketing and administrative support position, an increase in marketing expenses reflecting efforts to increase the number of customers on service and support contracts, and an increase in health insurance costs, offset by a decrease in sales commissions reflecting the lower volume of new systems sales.

For the six month period ended June 30, 2012, the Company recorded $59,815 in depreciation and amortization expense compared to $59,500 in 2011.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the six month period ended June 30, 2012 was $3,768 compared to interest income of $6,559 for the same period in 2011, a decrease of $2,791, or 42.6%. The decrease is due to a declining cash balance.

Equity in earnings of investee of $76,579 represents Zunicom's share of UPG's net income for the six month period ended June 30, 2012 recorded in accordance with the equity method of accounting for an unconsolidated investee.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $3,332,126 at June 30, 2012.

Net cash used in operating activities was $450,227 for the six month period ended June 30, 2012 as compared to $268,953 for the same period in 2011. The cash used in operating activities is primarily attributable to the net loss of $228,682, equity in earnings of investee of $76,579, deferred income taxes of $101,934, offset by depreciation of $59,815, non-cash stock based compensation of $4,982, and changes in operating assets and liabilities of negative $107,829.

Net cash used in financing activities for the six month period ended June 30, 2012 was $11,154 representing payment of a cash dividend on the Company's preferred stock.

Zunicom management believes that cash on hand will be sufficient to meet its operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the six months ended June 30, 2012. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2012 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Zunicom, Inc.
(Registrant)

Date: August 14, 2012	/s/ John C. Rudy
John C. Rudy Chief Financial Officer (principal financial officer)