Form 10-Q
period 2012-09-30
ZUNICOM INC
filed 2012-11-14
CIK 886912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q	OMB APPROVAL OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . . ..... .187.2

 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

[    ] Yes [ X ] No

As of October 10, 2012, 9,904,257 shares of Common Stock were outstanding.

Zunicom, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ZUNICOM, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2012	December 31, 2011
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,217,083	$3,793,507
Accounts receivable - trade, net of allowance	18,578	44,283
for doubtful accounts of $12,000 for each
period respectively
Inventory	34,200	28,621
Deferred costs	77,810	67,780
Prepaid expenses and other current assets	53,329	29,494
Total current assets	3,401,000	3,963,685

PROPERTY AND EQUIPMENT
Computer equipment	3,147	3,147
Furniture and fixtures	10,000	10,000
Total Property and Equipment	13,147	13,147
Less accumulated depreciation	(5,620)	(3,648)
Net property and equipment	7,527	9,499

INTANGIBLE ASSETS - NET OF ACCUMULATED AMORTIZATION	202,250	290,000

INVESTMENT IN UNCONSOLIDATED INVESTEE	4,673,503	4,575,977
TOTAL ASSETS	$8,284,280	$8,839,161

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$352,690	$404,750
Accrued expenses	23,189	55,402
Deferred revenue	47,547	13,463
Customer deposits	69,624	51,121
Total current liabilities	493,050	524,736

DEFERRED TAX LIABILITY	2,088,846	2,213,406
TOTAL LIABILITIES	2,581,896	2,738,142

STOCKHOLDERS' EQUITY
Preferred stock - $1.00 par value, 1,000,000 shares authorized; 58,708 and 60,208 Class A Shares issued and outstanding; liquidation preference of $308,217 and $316,092 as of September 30, 2012 and December 31, 2011	58,708	60,208
Common stock - $0.01 par value; 50,000,000 Shares authorized; 9,904,257 and 9,901,257 shares issued and outstanding, respectively	99,043	99,013
Additional paid-in capital	9,208,663	9,194,684
Accumulated deficit	(3,664,030)	(3,252,886)
Total stockholders' equity	5,702,384	6,101,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,284,280	$8,839,161

The accompanying footnotes are an integral part of these unaudited consolidated financial statements

 ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 and 2011

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE
Sales	$179,202	$309,730	$562,857	$914,140
Service	114,423	87,589	300,999	226,817
Total revenue	293,625	397,319	863,856	1,140,957

COST OF REVENUE
Cost of goods sold	67,975	153,325	269,281	415,089
Direct servicing costs	54,185	62,159	157,250	168,006
Total cost of revenue	122,160	215,484	426,531	583,095

GROSS PROFIT	171,465	181,835	437,325	557,862

OPERATING EXPENSES
Selling, general and administrative	347,291	377,646	964,299	956,837
Depreciation and amortization	29,907	29,907	89,722	89,407
Total operating expenses	377,198	407,553	1,054,021	1,046,244
LOSS FROM OPERATIONS	(205,733)	(225,718)	(616,696)	(488,382)

OTHER INCOME (EXPENSE)
Interest income	1,146	2,449	4,914	9,008
Equity in earnings of unconsolidated investee	15,939	73,348	92,518	279,542
Total other income	17,085	75,797	97,432	288,550
INCOME BEFORE PROVISION FOR INCOME TAXES	(188,648)	(149,921)	(519,264)	(199,832)

INCOME TAXES BENEFIT (EXPENSE)	22,626	28,360	124,560	(20,193)

   The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

 ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 and 2011

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

NET LOSS	$(166,022)	$(121,561)	$(394,704)	$(220,025)

Preferred stock dividend	(5,284)	(5,419)	(16,438)	(16,708)
Net loss attributable to
common stockholders	$(171,306)	$(126,980)	$(411,142)	$(236,733)

Basic and diluted net loss per share
attributable to common stockholders:
Net Loss	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Number of weighted average shares of common stock
outstanding
Basic and diluted	9,904,257	9,901,257	9,903,731	9,793,738

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

 ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(394,704)	$(220,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,722	89,407
Provision for bad debts	-	12,330
Equity in earnings of investee	(92,518)	(279,542)
Stock-based compensation	7,501	27,475
Deferred income taxes	(124,560)	20,193

Changes in operating assets and liabilities:
Accounts receivable - trade	25,704	(62,753)
Inventories	(5,579)	(19,510)
Deferred costs	(10,030)	62,219
Prepaid expenses and other current assets	(23,833)	(21,303)
Accounts payable	(52,061)	540
Accrued expenses	(32,215)	(23,650)
Deferred revenue	34,084	4,691
Customer deposits	18,503	(21,999)
Net cash used in operating activities	(559,986)	(431,927)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(3,147)

Net cash used in investing activities	-	(3,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred stock	(16,438)	(16,708)
Net cash used in financing activities	(16,438)	(16,708)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

 ZUNICOM, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 2012 and 2011

	2012	2011

NET DECREASE IN CASH AND CASH EQUIVALENTS	(576,424)	(451,783)

Cash and cash equivalents at beginning of period	3,793,507	4,427,227

Cash and cash equivalents at end of period	$3,217,083	$3,975,444

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES

Conversion of preferred stock to common stock	$(1,500)	$-
Income taxes paid	$720	$-
Restricted stock issued	$-	$64,309

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included for the three and nine month periods ended September 30, 2012. The results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited consolidated financial statements included in this filing should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on form 10-K for the year ended December 31, 2011.

NOTE C - STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2012 and 2011, of $2,519, $2,519, $7,501, and $27,475 respectively, represents the amortization of the restricted stock grant to the Company's chairman.

As of June 30, 2011, the 2007 grant of restricted stock to the Company's chairman has been fully expensed.

Amortization of the restricted stock granted to UPG employees for the three and nine months ended September 30, 2012 and 2011 of $1,682, $1,682, $5,008, and $12,063 respectively, represents the amortization of the restricted stock grant to UPG employees in 2007 and 2011. The grant of the new restricted shares to UPG officers and employees is accounted for as a contribution of capital. The Company will amortize 59% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period.

Restricted Stock

On June 25, 2007, the Board of Directors approved a grant of 996,940 restricted shares of the Company’s common stock to our chairman and certain officers and employees of UPG. Several of the officers and employees of UPG had been officers and employees of the Company prior to the deconsolidation of UPG in December 2006. The Company attributed a value of $205,801 to the restricted stock granted to our chairman and $377,392 to the restricted stock granted to the officers and employees of UPG. The grant was made in recognition of past and future performance, especially with regard to the initial public offering of UPG's common stock in which Zunicom was able to sell 1,000,000 shares of UPG common stock resulting in an $0.80 dividend to shareholders paid in the first quarter of 2007. The restricted stock vested in full on June 25, 2011, but was extended for three years pursuant to a new agreement as described below. Accordingly, the deferred stock compensation to the Company’s chairman has been fully amortized and the unrecognized compensation cost to certain UPG employees has been fully realized as of September 30, 2012.

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

As of September 30, 2012, $12,702 of the restricted stock grant to the Company’s chairman has been amortized and $17,465 remains unamortized and $8,481 of the restricted stock grant to UPG employees has been amortized and $11,662 remains unamortized.

The Company accounted for the grant of the new restricted shares to our chairman as stock based compensation. We accounted for the grant of the new restricted shares to UPG officers and employees as a contribution of capital. The Company will amortize 59% of that capital contribution as additional equity in earnings (loss) of the investee over the vesting period.

Valuation Assumptions

The fair values of option awards are estimated at the grant date using a Black-Scholes option pricing model. There were no options granted in the nine months ended September 30, 2012 or 2011.

Activity and Summary

Stock option activity under the 1999 and 2000 stock option plans was as follows:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding at December 31, 2011	125,000	$0.71
Granted	--	$--
Exercised	--	$--
Canceled, lapsed or forfeited	(25,000)	$1.75
Options outstanding at September 30, 2012	100,000	0.45

The following table summarizes stock options outstanding under the 1999 and 2000 stock option plans at September 30, 2012:

	Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price
$ 0.45	100,000	0.50	$0.45	100,000	$0.45

At September 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the quoted price. At September 30, 2012, all outstanding options were fully vested.

NOTE D - NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss increased by the preferred stock dividends of $5,284 and $5,419, $16,438, and $16,708 for the three and nine months ended September 30, 2012 and 2011, respectively, by the weighted average number of common shares outstanding for the period.

Diluted net loss per share is computed by dividing net income decreased by the preferred stock dividends by the weighted average number of common shares and common stock equivalents outstanding for the period. The Company's common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding stock options.

The dilutive effect of 100,000 options and the dilutive effect of the conversion of 58,708 shares of preferred stock into 117,416 shares of common stock have not been included in the computation of dilutive net income per share for the three and nine month periods ended September 30, 2012, as the effect would be anti-dilutive.

The dilutive effect of 100,000 in-the-money options and the dilutive effect of the conversion of 60,208 shares of preferred stock into 120,416 shares of common stock have not been included in the computation of dilutive net income per share for the three and nine month periods ended September 30, 2011, as the effect would be anti-dilutive.

NOTE E - UNCONSOLIDATED INVESTEE

The Company's investment in UPG is accounted for under the equity method of accounting for the three and nine month periods ended September 30, 2012 and 2011. Following is a summary of financial information of UPG for the three and nine month periods ended September 30, 2012 and 2011:

Three and Nine Months Ended September 30,

($ in thousands)

(Unaudited)

	2012	2011	2012	2011
Net revenues	$22,114	$24,676	$72,035	$67,785
Cost of revenues	18,539	19,920	59,617	54,349
Gross profit	3,575	4,756	12,418	13,436
Operating expenses	3,312	4,241	10,883	11,524
Income from operations	263	515	1,535	1,912

Interest expense	(145)	(161)	(441)	(452)
Other, net	3	--	129	--
Income from continuing operations
before income tax provision	121	354	1,223	1,460
Income tax provision	(78)	(197)	(439)	(623)

Income from continuing operations	43	157	784	837

Income (loss) from discontinued operations
before income tax provision	--	40	(707)	(187)
Income tax provision	--	(14)	161	61

Gain (loss) from discontinued operations	--	26	(546)	(126)

Net income	$43	$183	$238	$711

Following is a summary of the balance sheets for UPG as of

September 30, 2012 and December 31, 2011.

	($ in thousands)
	September 30,	December 31,
	2012	2011
Current assets	48,767	40,990
Noncurrent assets	2,752	3,085
Current liabilities	28,309	21,086
Noncurrent liabilities	156	229
Shareholders' equity	23,054	22,760

NOTE F - SHAREHOLDERS' EQUITY

During the three and nine month periods ended September 30, 2012 and 2011, the Company paid a cash dividend of $5,284, $5,419, $16,438, and $16,708 respectively, to the holders of its class A Preferred Stock.

NOTE G - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2012, the Company is not subject to any ongoing legal proceedings.

NOTE H – DISCONTINUED OPERATIONS

In August 2010, the Company discontinued its guest communications services business. The Company chose to abandon the assets associated with this business and accordingly has written these assets off in the consolidated statements of operations for the year ended December 31, 2010.

The liability related to discontinued operations as of September 30, 2012 and December 31, 2011 is accounts payable of $252,725 and $289,102 respectively.

 NOTE I - ECONOMIC DEPENDENCE

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

NOTE J – REVERSE/FORWARD STOCK SPLIT

The Company's Board of Directors approved a 1-for-12 reverse stock split of our Common Stock followed by a 12-for-1 forward stock split of our Common Stock (the" Reverse/Forward Stock Split"). In January 2012, shareholders owing in excess of 50% of the voting power of the Company approved the Reverse/Forward Stock Split. On February 10, 2012, the Company filed Schedules 14C and a 13E-3 Transaction Statement with the Securities and Exchange Commission (SEC) in connection with the Reverse/Forward Stock Split. The Reverse/Forward Stock Split became effective as of the opening of business on October 11, 2012. The Reverse/Forward Stock Split provides that all shareholders owning less than 12 shares of our Common Stock will receive a payment of $.65 for each share and will thereafter no longer be shareholders of the Company. The shareholdings of all other shareholders will remain unchanged. The Reverse/Forward Stock Split is part of the Company's plan to terminate the registration of the Common Stock under section 12(g) of the Exchange Act and suspend its reporting requirements under the Exchange Act ("Deregistration"). Following the effective date of the Reverse/Forward Stock Split, the Company has fewer than 300 Shareholders of record and is eligible for Deregistration under the Exchange Act. Therefore, the Reverse/Forward Stock Split is considered a "going private" transaction as defined in Rule 13e-3 promulgated under the Exchange Act. On October 11, 2012, the Company filed Form 15 with the SEC terminating its registration under section 12(g) and its duty to file reports under sections 13 and 15(d) of the Exchange Act . The financial statements have not been retroactively stated to reflect the effect of the reverse split as the number of shareholders holding eleven or fewer shares is not available at this time due to the damage inflicted by hurricane Sandy. However, the retroactive adjustment is not expected to be material to the financial statements.

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

Three months ended September 30, 2012

REVENUES

For the three month period ended September 30, 2012, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $293,625 compared to $397,319 for the same period in 2011, a decrease of $103,694 or 26.1%. The decrease is due primarily to a decrease in the sales of new systems offset by increases in service and commission revenue. We are encountering increased competition from lower end point-of-sale systems reducing the number of systems sold and decreasing prices and margins on those systems sold. In July 2012, we became a reseller for a lower-end, cloud-based restaurant point-of-sale system and added a salesman.

COST OF REVENUES

For the three month period ended September 30, 2012, cost of revenue was $122,160 compared to $215,484 for the same period in 2011, an decrease of $93,324 or 43.3%. The decrease reflects the decrease in the sales of new systems.

GROSS PROFIT

For the three month period ended September 30, 2012, gross profit was $171,465 compared to $181,835 for the same period in 2011, a decrease of $10,370 or 5.7%. Gross profit as a percent of total revenue was 58.4% for the three month period ended September 30, 2012 compared to 45.8% for the same period in 2011. The decrease in gross profit dollars reflects the increasing pricing pressure in the market for point-of-sale systems while the increase in gross profit percent reflects the increase in service revenue and software upgrades which carry a higher gross profit percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

For the three month period ended September 30, 2012, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses decreased to $347,291 compared to $377,646 for the same period in 2011, a decrease of $30,355 or 8.0%. The decrease is primarily due to a decrease in Zunicom’s legal fees related to the 14C and 13E-3 filings with the Securities and Exchange Commission (see Note J in the financial statements). Operating expenses at Action Computer Systems are essentially flat between the two periods.

For the three month period ended September 30, 2012, the Company recorded $29,907 in depreciation and amortization expense compared to $29,907 in 2011.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the three month period ended September 30, 2012 was $1,146 compared to interest income of $2,449 for the same period in 2011, a decrease of $1,303, or 61.5%. The decrease is due to a declining cash balance.

Equity in earnings of investee of $15,939 represents Zunicom's share of UPG's net loss for the three month period ended September 30, 2012 recorded in accordance with the equity method of accounting for an unconsolidated investee.

Nine months ended September 30, 2012

REVENUES

For the nine month period ended September 30, 2012, Zunicom, through its wholly owned subsidiary Alphanet, had consolidated revenues of $863,856 compared to $1,140,957 for the same period in 2011, a decrease of $277,101 or 24.3%. The decrease is due primarily to a decrease in the sales of new systems offset by increases in service and commission revenue. We are encountering increased competition from lower end point-of-sale systems reducing the number of systems sold and decreasing prices and margins on those systems sold. In July 2012, we became a reseller for a lower-end, cloud-based restaurant point-of-sale system and added a salesman.

COST OF REVENUES

For the nine month period ended September 30, 2012, cost of revenue was $426,531 compared to $583,095 for the same period in 2011, a decrease of $156,564 or 26.9%. The decrease reflects the decrease in the sales of new systems.

GROSS PROFIT

For the nine month period ended September 30, 2012, gross profit was $437,325 compared to $557,862 for the same period in 2011, a decrease of $120,537 or 21.6%. Gross profit as a percent of total revenue was 50.6% for the nine month period ended September 30, 2012 compared to 48.9% for the same period in 2011. The decrease in gross profit dollars reflects the increasing pricing pressure in the market for point-of-sale systems while the increase in gross profit percent reflects the increase in service revenue and software upgrades which carry a higher gross profit percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

For the nine month period ended September 30, 2012, Zunicom's consolidated operating expenses, consisting of selling, general and administrative expenses were $964,299 compared to $956,837 for the same period in 2011, an increase of $7,462 or 0.8%. The increase is due to an increase in Zunicom’s legal fees related to the 14C and 13E-3 filings with the Securities and Exchange Commission (see Note J in the financial statements) offset by a decrease in stock compensation expense. Operating expenses increased at Action Computer Systems due primarily to an increase in compensation costs reflecting the addition of one marketing and administrative support position, an increase in marketing expenses reflecting efforts to increase the number of customers on service and support contracts, and an increase in health insurance costs, offset by a decrease in sales commissions reflecting the lower volume of new systems sales.

For the nine month period ended September 30, 2012, the Company recorded $89,722 in depreciation and amortization expense compared to $89,407 in 2011.

OTHER INCOME / EXPENSE

Zunicom's consolidated interest income for the nine month period ended September 30, 2012 was $4,914 compared to interest income of $9,008 for the same period in 2011, a decrease of $4,094, or 45.4%. The decrease is due to a declining cash balance.

Equity in earnings of investee of $92,518 represents Zunicom's share of UPG's net income for the nine month period ended September 30, 2012 recorded in accordance with the equity method of accounting for an unconsolidated investee.

LIQUIDITY

Zunicom, on a consolidated basis, had cash and cash equivalents of $3,217,083 at September 30, 2012.

Net cash used in operating activities was $559,986 for the nine month period ended September 30, 2012 as compared to $431,927 for the same period in 2011. The cash used in operating activities is primarily attributable to the net loss of $394,704, equity in earnings of investee of $92,518, deferred income taxes of $124,560, offset by depreciation of $89,722, non-cash stock based compensation of $7,501, and changes in operating assets and liabilities of negative $45,427.

Net cash used in financing activities for the nine month period ended September 30, 2012 was $16,438 representing payment of a cash dividend on the Company's preferred stock.

Zunicom management believes that cash on hand will be sufficient to meet its operational needs over the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We currently have no direct borrowings and therefore are not exposed to market rate risk for changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15(d) - 15(e) under the Securities Exchange Act of 1934) as of the nine months ended September 30, 2012. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2012 to insure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the rules and regulations of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Zunicom, Inc.
(Registrant)

Date: November 14, 2012	/s/ John C. Rudy
John C. Rudy Chief Financial Officer (principal financial officer)